Form 10KSB
period 1999-12-31
DRAGON PHARMACEUTICALS INC
filed 2000-04-12
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1999      Commission File Number 0-27937
 ------------------------------------------      ------------------------------

                           DRAGON PHARMACEUTICAL INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                         FLORIDA                            65-0142474
             -------------------------------    -------------------------------
             (State of other jurisdiction of     (I.R.S. Employer Identification
              incorporation or organization)                 Number)

                        543 Granville Street, Suite 1200
                       Vancouver, British Columbia           V6C 1X8
               ----------------------------------------    ------------
               (Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number including area code: (604) 669-8817

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES X    NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of March 31, 2000, was $80,767,031.

The number of shares outstanding of the issuer's common stock as of February 29, 2000, was 15,093,000.

Documents Incorporated By Reference:
     Certain exhibits required by Item 13 have been incorporated by reference from the Company's Form 10-SB filed on November 4, 1999.

Transitional Small Business Disclosure Format: Yes       No X

                                     PART I

ITEM 1.  BUSINESS

General

         Dragon Pharmaceutical Inc. ("Dragon" or "we" or the "Company"), a Florida corporation, is a development stage pharmaceutical and biotechnological company whose business plan is to develop, manufacture and market pharmaceutical products in China. Dragon's proprietary technology will allow it to produce drugs such as Erythropietin ("EPO") in an efficient and cost effective manner. Dragon's strategy is to use its biotechnological expertise to produce and market pharmaceutical products primarily in China through the acquisition of a manufacturing license and access to a production facility in China. To this end, Dragon acquired a 75% interest in Nanjing Huaxin, a Chinese pharmaceutical company and the largest domestic producer of Erythropoietin (EPO). Since the acquisition, Huaxin's facilities have been upgraded to increase the production yield and decrease the cost of production for EPO.

         Dragon initially plans to produce and market in China, the drug Erythropietin which is a glyoprotein that stimulates and regulates the rate of formation of red blood cells. EPO is used to offset the effects of kidney disease, chemotherapy and radiation therapy for treating cancer.

         Dragon has achieved enhanced efficiencies in the production of EPO by utilizing a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon.

         Dragon will market EPO in China through Nanjing Huaxin whose marketing team has increased significantly since the acquisition of Nanjing Huaxin by Dragon.

         Dragon is a Florida corporation with its business offices located at 543 Granville Street, Suite 1200, Vancouver, British Columbia V6C IX8. Its telephone number is (604) 669-8817. Dragon also has offices located at 11th Floor, Suite 18-19, China World Tower 2, 1 Jianguomenwai Avenue, Beijing,
100004. Dragon has one wholly-owned subsidiary, Allwin Newtech Ltd., a corporation formed under the laws of British Virgin Islands which maintains its business office at East Asia Chambers, P.O. Box 901, Road Town, Tortola, British Virgin Islands.

Corporate History

Merger with First Geneva Investments, Inc.

         Dragon was originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses. From 1989 to 1998, First Geneva Investments had no significant activity. On August 17, 1998, pursuant to a share exchange agreement, First Geneva Investments issued 7,000,000 shares of its Common Stock and warrants to purchase 1,000,000 shares of its Common Stock in exchange for all of the outstanding shares of Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998 for the purpose of developing pharmaceutical products in China. Allwin Newtech owns certain technology used to enhance the efficiency of producing EPO. As a result of the acquisition, the former shareholders of Allwin Newtech became 87.5% shareholders of First Geneva Investments and Allwin Newtech became its wholly-owned subsidiary. On September 21, 1998, First Geneva Investments changed its named to Dragon Pharmaceutical Inc.

Dragon's Joint Ventures with Other Companies

         On April 18, 1998, Allwin Newtech entered into a contract to acquire a 75% interest in Sanhe Kailong Bio-pharmaceutical Limited, a corporation organized under the laws of China. Since that time, Allwin Newtech has increased its interest in Sanhe Kailong Bio-pharmaceutical Limited to 95%. The other 5% joint venture partner is Sinoway Biotech Limited. Sanhe Kailong was formed in 1998 for the purpose of developing, manufacturing and marketing pharmaceutical products in China. For its initial 75% interest, Allwin Newtech agreed to contribute approximately $1,000,000 and its technology to Sanhe Kailong. For its initial 25% interest, Sinoway Biotech has contributed a contract to purchase a license to manufacture EPO and other drugs in China and a right to purchase 25 acres of land at a pharmaceutical park located in the Yanjiao Special Economic Zone, China. Sanhe Kailong has yet to begin operations. Upon the acquisition of Allwin Newtech's stock by Dragon, Dragon assumed Allwin Newtech's position in this joint venture and is currently evaluating its option under the joint venture agreement. To increase Allwin Newtech's position from 75% to 95% in Sanhe Kailong, Dragon has agreed to pay $250,000 and 250,000 shares of Dragon's Common Stock. Payment of the funds and issuance of the shares has not yet occurred.

         On July 27,1999, Allwin Newtech entered into a share transfer agreement with the Nanjing Medical Group Ltd. whereby Allwin Newtech will have the right to purchase from the Nanjing Medical Group up to 75% of its equity interest in Nanjing Huaxin Biotech Co. Ltd. under the terms of the share transfer agreement. The total purchase price for the 75% equity interest was $4.2 million. Of the $4.2 million, $1,218,100 has been allocated as working capital for the joint venture. As at February 29, 2000, Dragon had fulfilled all payment obligations for the Nanjing Huaxin acquisition.

         Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. Nanjing Huaxin currently manufactures approximately 300,000 doses of EPO annually; however Dragon believes the Nanjing Huaxin EPO production has been hampered by out-of-date technology. As part of our business strategy, Dragon has supplied management assistance and capital investment to upgrade Huaxin's facilities and implemented Dragon's production technology to increase production efficiency and decrease production costs. Nanjing Huaxin's board of directors shall consist of five directors of which three shall be appointed by Allwin Newtech. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military.

Pharmaceutical Product

         Erythropoietin. EPO is a glyoprotein that stimulates and regulates the rate of formation of red blood cells. In the adult human, EPO is produced by the kidneys and acts on precursor cells to stimulate cell proliferation and differentiation into mature red blood cells. Kidney disease and chemotherapy or radiation therapy for treating cancer may impair the body's ability to produce EPO and, in turn, reduce the level of red blood cells to less than one-half that of healthy humans. The shortage of red blood cells leads to insufficient delivery of oxygen throughout the body. The result is anemia, which afflicts 90% of all dialysis patients.
Symptoms of anemia include fatigue and weakness.

         Anemia can be treated by providing EPO protein. This treatment is administered through dialysis tubing or by injection approximately three times per week, either intravenously or subcutaneously. EPO is most commonly administered to people with chronic renal failure, HIV patients being treated with anti-viral drugs, and cancer patients on chemo or radiation therapy. The treatment is less dangerous and generates fewer adverse side effects than the alternatives, which include blood transfusions and androgen therapy. However, side effects of EPO may include hypertension, headaches, shortness of breath, diarrhea, rapid heart rate and nausea.

         Nanjing Huaxin currently produces EPO in China for kidney dialysis applications and Chinese governmental approval for cancer therapy applications is anticipated by July of 2000.

         Originally, we contemplated entering the EPO market by acquiring an EPO license and building a manufacturing facility which would have required a large capital investment. We are currently evaluating various options and have acquired a 75% interest in Nanjing Huaxin which has an existing facility and necessary permits and licenses. Nanjing Huaxin has previously been producing an estimated 300,000 vials of EPO per year and markets its EPO under the name "Ning Hong Xin."

Proprietary Biotechnology

         Dragon's Technology. We have achieved enhanced efficiencies in the production of EPO by Nanjing Huaxin by introducing a high-yield mammalian cell line developed in China. Our scientists designed a unique plasmid vector for expression of target genes in mammalian cells and constructed the EPO-expression CHO (Chinese Hamster Ovary) cell line using this technology. The science behind our technology is summarized below.

         CHO cells are used for obtaining the EPO-expression cell lines. CHO cells have the ability of proliferating indefinitely in culture and are the most widely-used mammalian cells for producing recombinant proteins. The CHO cell-based expression system is considered the industry standard and is used by us for protein production.

         In order to construct a CHO cell line, which expresses a particular protein, the genetic materials encoding the sequences of the desired protein
(cDNA) are inserted into a plasmid vector. The plasmids are encapsulated in liposomes and then used to transfect the CHO cells. In addition to delivering the desired cDNA into CHO cells, it is the plasmid vector that largely determines whether the high yield of the recombinant protein production by the CHO cells has or has not been "transfected" (i.e., genetically modified by the uptake of the genetic material). The plasmid vector will allow the amplification of itself together with the cDNA of desired protein inside the CHO cells under certain conditions. This will lead to a higher level production of the desired protein by the transfected CHO cells.

         In addition to the protein genetic information that the plasmid vector transports into the CHO cells, several marker genes are also included within the plasmids. These genes produce enzymes that can be detected to provide an indication that the cells are transfected. This will be used to select the transformed cells from the unmodified cells. Some of the marker genes are used to induce the amplification of cDNA of the desired protein in the transformed cells. More cDNA copies would translate into a higher yield of the protein. Through a selection process, clones of the CHO cells with stable growth and the highest level of expression of the desired protein are selected. During this process, various techniques are used to amplify the number of copies of the cDNA that codes for the desired protein.

         These selected clones will be expanded into large volumes and stored in aliquots as the Master Cell Banks ("MCB") for large-scale protein production. The CHO cell culture systems for industrial production of recombinant proteins are variable for a few months of sustained protein production. After that, new cells from the MCB will be scaled up for another cycle. The protein produced by the CHO cells will be secreted into the media during the culture and the media obtained will be used to purify the desired protein.

Research and Development

         We have developed our own technology to construct a unique plasmid vector. This plasmid vector is used for constructing a CHO cell line, which produces EPO at high yields. We expect this technology to increase EPO production and reduce the cost of EPO production.

         The yield of our EPO-expression CHO cell line was tested at the Beijing Institute of Microbiology and Epidemiology in May of 1999. EPO production was calculated by measuring the EPO levels in the harvested media using ELISA. The yield of the results exceeded the estimated yields achieved by another manufacturer of EPO, and the estimated yields achieved by other Chinese producers.

         Our research and development is conducted in China and led by Dr. Liu. These activities are carried out by employees of Nanjing Huaxin as well as outside consultants.

China's Markets

China's Pharmaceutical Market

         We believe China's pharmaceutical market is large and shows signs of continued expansion. The market has grown steadily since 1990, according to a U.S. Department of Commerce article (1998), "China-Drugs and Pharmaceuticals" detailing how the number of foreign-invested pharmaceutical ventures had increased from less than a dozen in the late 1980s to more than 1,800 today. New entrants in the Chinese pharmaceutical market in the past decade have included Johnson & Johnson, Bristol Myers Squibb, Hoffman La Roche and Hoechst Marion Roussel. IMS, a market research firm, has estimated that, based on factory exit-prices, sales revenues of Western medicines in China were $5 billion in 1997 and could reach $9 billion by 2002.

         Growth factors in the Chinese market include:

          o        Increasing population
          o        Increasing age of the population
          o        Increasing wealth
          o        Increasing awareness of Western medicines
          o        Increasing incidents of certain illnesses and diseases

          The Economist Intelligence Unit estimates that there are 38,000 retail pharmacies in China. Many are state-owned or are linked to government or military hospitals, but independent chains and locations in department and convenience stores are starting to emerge.

          Payment for EPO in China is primarily by the Health Reimbursement System of the government or directly by individuals. The government is currently reforming the health care system and a new national health insurance system is expected to be established.

China's EPO Market

          Sales of EPO in the Chinese market have been less than elsewhere in the world because current sales prices of $20 to $40 per vial made it too expensive for many of the patients who could benefit from it.

          However, if China's health care system and health insurance plan are established, the ability to purchase prescription drugs, including EPO, is expected to increase. For example, the health insurance plan is expected to have mandatory coverage for dialysis. A dialysis patient needs at least 80-100 doses of EPO per year. This will translate into a market demand in China of 50 million doses per year of EPO for dialysis alone. The coverage for EPO application for cancer related and other types of anemia is also expected. Considering the 2 million cases of cancer diagnosed in China each year, this well greatly expand the EPO market.

          There are three sources of EPO in the Chinese marketplace.

          First, Amgen and Kirin service the market through offshore production facilities. However, the price to the consumer is prohibitive because of tariffs and a value added tax that combined add about 30% to the cost per vial.

          Second, there are approximately 5 existing domestic producers of EPO similar to Nanjing Huaxin. We believe that EPO can be freely produced and sold in China without infringing the patent rights of Kirin-Amgen (the U.S. patent holder) because no administration protection was filed with the PRC before EPO was exported to China. Furthermore, EPO is not currently subject to the U.S.-China agreement on intellectual property.

          The Company believes that a lower price would allow non-governmental workers the ability to afford EPO and would increase the likelihood of EPO being included on the reimbursement list of drugs that are supplied at no charge to government workers with prescriptions. We plan to attain this range of lower costs by producing domestically, thus avoiding import duties, and by producing with high-yield vector technology, thus avoiding the quality and inefficient yield problems of existing domestic producers.

          The third source of EPO is represented by Sinogen (China) Ltd., ("Sinogen"), a Hong Kong subsidiary of U.S.-based Sinogen International Co. Ltd. Sinogen reached an agreement in 1998 with the shareholders of the Shandong Yongming Vivogen Pharmaceutical Co. Ltd. to establish a new joint venture to research and develop EPO. This EPO was developed by the Nanjing Research Institute of Military Medical Sciences and the Hainan Yalong Institute of Biomedical Sciences. In October 1996, the Ministry of Health granted a new drug certificate to the drug and approval to start production was received in 1997. To the best of our knowledge, Sinogen is currently producing between 500,000 and 1 million doses of EPO per year. The EPO drug license utilized by Sinogen was granted to the former owners of the production facility. Sinogen bought the existing company with the license and the production facility. It is still structured as a joint venture company and Sinogen is the majority shareholder.

Competition

          The world market for EPO is approximately $3 billion in annual sales and is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp. ("Ortho"), a subsidiary of Johnson & Johnson, Inc. ("J&J") of New Brunswick, New Jersey; and Kirin Brewery Company, Limited ("Kirin") of Japan. EPO is marketed by Amgen as Epogen, by J&J as Procrit/Eprex and by Kirin as Espo. A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

          Amgen was granted U.S. rights to market EPO under a licensing agreement with Kirin-Amgen, Inc. ("Kirin-Amgen"), a joint venture between Kirin and Amgen that was established in 1984. J&J acquired the rights to EPO from Kirin-Amgen for all treatments except kidney dialysis in the U.S. and for all uses outside the U.S. in 1985. Both Amgen and Kirin individually manufacture and market EPO for China and Japan. These international drug companies all have more financial resources than we do.

          In addition to these international drug companies, we will be competing with existing and potential domestic producers such as Sunshine and Sinogen.

          We expect to have a competitive advantage due to our high production yield which should result in larger profit margins compared to other domestic producers. We will continue to have our EPO product included on the government reimbursement list although other EPO producers are also represented on this list. However, we will market our product at a cost that is lower than competitors which is expected to give us a competitive advantage.

          Competition among drug producers is expected to increase during 2000 and probably during 2001. After then, we anticipate that the EPO producers with the strongest marketing networks, best quality and price, and highest market shares will survive to service the expanded EPO market in China.

          Potential competition to EPO includes other products or technologies that are successful in attacking anemia. Hoechst Marion Roussel is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia, while Alkermes, Inc. of Cambridge, Massachusetts and J&J are currently conducting clinical trials with a sustained delivery formulation of Epoetin alfa for the treatment of anemia. Amgen has sole rights to Novel Erythropoiesis Stimulating Protein ("NESP"), a second-generation EPO molecule that will pose serious competition to the existing products because it offers the possibility of less frequent dosing (i.e., once a week rather than three times a week). Phase I clinical trials have commenced in pre-dialysis patients, and Amgen expects to begin studies in chemotherapy-induced anemia this year.

          In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships ;among themselves or with third parties that could increase their ability to reach customers in the Chinese market. Such existing and future competition could affect our ability to penetrate the Chinese market and generate sales revenues. Determining the degree, intensity and duration of competition or the impact of such competition on our financial and operating results is uncertain. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

Intellectual Property, Government Approvals and Regulations

          Dragon has received legal advice to the effect that the development, production or marketing of EPO in China is not subject to U.S. patents currently held by Kirin-Amgen because no corresponding patent was filed in China. In addition , we do not anticipate that any such patent protections will be imposed by U.S.-China agreements or intellectual property. As a result, we have not sought to obtain any rights or licensing from patent holders for the production or marketing of EPO in China.

          The development and manufacture of EPO requires a license from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to market and sell EPO for kidney dialysis applications. It is anticipated that governmental approval to use EPO for additional applications such as cancer related anemia, pregnancy related anemia and surgery recovery will be granted later this year.

          Our technology is not protected by any patents or copyrights nor do we intend to seek any such protection. We require all research employees to sign confidentiality agreements regarding their work for Dragon. However, without patent or copyright protection, we may not be able to prevent duplication of our vector technology by competitors.

Doing Business in China

          The Company's business is being conducted in China and will be subject to the political, social and economic environment in the People's Republic of China ("PRC"). The PRC is controlled by the Communist Party of China. Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. However, the PRC central government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy. Accordingly, PRC government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in the PRC or particular regions thereof. Economic development may be further limited by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of the PRC.

          If the Company were required to move its manufacturing operations outside of the PRC, the Company's profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that the Company could continue its manufacturing operations. The Company's business and prospects are dependent upon agreements with various entities controlled by PRC governmental instrumentalities. The failure of such entities to honor these contracts, or the inability to enforce these contracts in the PRC could adversely affect the Company's business operations. There can be no assurance that assets and business operations in the PRC will not be nationalized, which could result in the total loss of the Company's investments in that country.

          The legal system of the PRC relating to foreign investments is relatively new and continues to evolve thus creating uncertainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Furthermore, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As a legal system in the PRC develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof.

Suppliers

          Nanjing Huaxin produces EPO raw materials itself. The medium used for culturing cells is commercially available from several sources.

Customers

          Our customers are those who were previous customers through Nanjing Huaxin. We intend to expand this customer base through an expanded marketing group at Nanjing Huaxin.

          Dragon started realizing revenue in 1999 from the sale of EPO by its subsidiary Nanjing Huaxin. Nanjing Huaxin was producing EPO at the time of the acquisition by Dragon. However, its production yields were low and its technology outdated. Dragon has upgraded and improved the production facilities of Nanjing Huaxin and implemented its technology to increase EPO production at these facilities.

Employees

          As of February 29, 2000, Dragon had no employees but engaged two consultants (Messrs. Liu and Maskerine) to perform administrative services. Dragon expects to commence hiring full and/or part-time employees during the year 2000. Nanjing Huaxin has over 100 employees in China.

Risks Associated with Company's Developing Business

          Dragon is a development stage company which is primarily involved in the development, manufacture and marketing of the drug EPO. As a development stage company, we have only a limited history of sales and revenues and no established business track record.

          Our ability to successfully produce and sell EPO in China will depend on our ability to, among other things:

          o        Develop and expand the market for EPO in China; and

          o Obtain additional approvals and/or cooperation of the government of the PRC as necessary in the future relating to additional applications to produce and market other drugs in China.

          Given our limited operating history and revenues, there can be no assurance that we will be able to achieve any of these goals and develop a sufficiently large customer base to be profitable.

          We will depend almost exclusively on outside capital to pay for the research and development of additional products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will be available if necessary to us to meet these development costs or, if the capital is available, it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

          Although we are currently utilizing our technology to produce EPO at lower costs, our method for producing EPO on a commercial basis has only recently begun. Although results from recent independent tests and our production results have been encouraging, the ability of the current cell line to produce EPO at consistent levels is still in the process of being evaluated.

          Our technology is not protected by any patents or copyrights. Although we treat our technology as proprietary in nature, other competitors could copy our enhanced EPO production technology.

          We will encounter competition from other drug manufacturers and distributors and from other applicants for licenses and production permits in China. China's growing market for pharmaceutical products has attracted new market participants as well as expansion by established participants resulting in substantial and increasing competition. Many of our present and future competitors in the pharmaceutical market have substantially greater:

          o        financial, marketing, technical and manufacturing resources;

          o        name recognition, and

          o        experience in China.

          While EPO has been tested to be effective in treating anemia, other drugs and treatments currently exist or are in development which can also treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to the Chinese customer than EPO. The inability of EPO to compare favorably to these alternative drugs would have an adverse affect on our business objectives.

          Virtually all of the Company's production is conducted in China. Consequently, the Company's business may be adversely affected by the political, social and economic environment in the People's Republic of China ("PRC"). Under its current leadership, the PRC has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the PRC government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If for any reason we were required to move our manufacturing operations outside of the PRC, our profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that we could continue our manufacturing operations elsewhere.

ITEM 2.     PROPERTIES

           The Company's corporate offices are located at 543 Granville Street, Suite 1200, Vancouver, British Columbia, Canada V6C 1X8. Dragon also has an office in Beijing, located at 11th Floor, Suite 18-19, China World Tower 2, 1 Jianguomenwai Avenue, Beijing, 100004.

           Huaxin currently leases a large production facility in Nanjing, China.

           Although no additional property is deemed necessary at this time, the Sanhe Kailong joint venture has the right to purchase 25 acres of land at a pharmaceutical park in China's Yanjiao Special Economic Zone.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  a. Principal Market or Markets. Dragon's Common Stock began trading on the NASD's OTC Bulletin Board under the symbol "DRUG" on October 9, 1998. The following quotations reflect the high and low bids for Dragon's Common Stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of Dragon's Common Stock on a quarterly basis since October 9, 1998, are as follows:

                                               Common Stock
     --------------------------- ----------------------- -----------------------
     Quarter Ended                        High                    Low
     --------------------------- ----------------------- -----------------------
     December 31, 1999                   $3.69                   $1.63
     --------------------------- ----------------------- -----------------------
     September 30, 1999                  $3.38                   $2.25
     --------------------------- ----------------------- -----------------------
     June 30, 1999                       $3.19                   $1.88
     --------------------------- ----------------------- -----------------------
     March 31, 1999                      $2.00                   $1.00
     --------------------------- ----------------------- -----------------------
     December 31, 1998                   $1.50                   $ .94
     --------------------------- ----------------------- -----------------------
     October 9, 1998                     $ .75                   $ .75
     --------------------------- ----------------------- -----------------------

  b. Approximate Number of Holders of Common Stock. The approximate number of holders of record of Dragon's common stock at February 29, 2000 was 83. This number does not include stockholders who hold Dragon's securities in street name.

  c. Dividends. Holders of common stock are entitled to receive such dividends as may be declared by Dragon's Board of Directors. No dividends have been paid with respect to Dragon's common stock and no dividends are anticipated to be paid in the foreseeable future.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly and yearly fluctuations in results, the timely availability of Dragon's pharmaceutical products, the impact of competitive products and treatments, and the other risks described in this report. These forward-looking statements speak only as of the date hereof and should not be given undue reliance. Actual results may vary significantly from those projected.

  Plan of Operations

           In order to expand our operations we will need additional capital. We do not have any commitments from any source to provide additional capital. Our current working capital will provide all anticipated capital requirements over the next twelve months. Approximately $4 million has been budgeted to finance the research and development of the Company's technology and its application to new products over the next 12 months. As a result of this increased business activity, we expect general and administrative expenses and compensation costs to increase from current levels.

           An essential element of the Company's business plan is to apply for and to obtain various licenses and operating permits from various national and local agencies of the PRC for new biodrug production and marketing. The Company currently possesses the requisite production licenses for EPO.

         Since  inception,  we have  relied  on  equity  financings  to fund our operations. Funds required to finance our future production expansions, marketing efforts and ongoing business are expected to come primarily from debt and equity financing with the remainder provided from operating revenues which began in September, 1999. Operating revenues to date have been substantially less than the cost of operations. However, recent financings completed by management are deemed adequate to meet our anticipated working capital needs over the next 12 months.

Management's Discussion and Analysis

General

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles.

The Company was formed on August 22, 1989, under the name First Geneva Inc. First Geneva Investment's business was to evaluate businesses for possible acquisition. On July 28, 1998, First Geneva Investment entered into a share exchange agreement with Allwin Newtech. Allwin Newtech was formed in 1998 for the purpose of developing and marketing pharmaceutical drugs for sale in China. Prior to the acquisition of Allwin Newtech, First Geneva Investments had no operations. On September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc. On July 27, 1999 Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. which manufactures EPO in China.

Results of Operations

For the Fiscal Years Ended December 31, 1999 and 1998.

Revenues. For the period from February 10, 1998 to December 31, 1998, Dragon had no revenues. For the year ended December 31, 1999, Dragon had revenues of $989,539. Revenues were attributable to sales of pharmaceutical drugs produced by Nanjing Huaxin subsequent to July 27, 1999. Cost of sales of $204,473 is attributed to the production costs of the pharmaceutical products. During 1999 Dragon had interest income of $19,397 compared to interest income of $9,737 for the period ended December 31, 1998. Interest income is related to interest earned on cash received from the private placement of common stock during the last six months of 1998 and in 1999.

Expenses. Total expenses for the fiscal year ended December 31, 1999 were $3,650,342 as compared to $481,454 for the period ended December 31, 1998. The primary expense incurred in 1999 related to stock option compensation of
$1,876,000 and represented approximately 51% of total expenses. This compensation included both new options granted to employees, directors and advisors to the Company and the vesting of options granted in previous fiscal years. Selling expenses increased from none during 1998 to $619,676 in 1999. This increase represents the Company's increased marketing activity in China. Other significant expenses in 1999 included loan interest of $326,623 (including both common shares and cash), depreciation of intangible assets of $135,931, travel of $113,415, salaries and benefits of $151,598, and management fees of $96,000. Management fees relate to the payment of two directors for services in the amount of $96,000 per annum. The depreciation of intangible assets relates to the amortization of the drug license to produce EPO.

The primary expenses incurred during 1998 related to stock option compensation of $300,000, management fees of $41,943, travel of $41,784, and legal of $23,241. Stock option compensation of $300,000 related to stock options granted to officers and directors of the Company, management fees of $41,943 related to the payment to two directors for services, $41,784 related to travel to China to evaluate pharmaceutical companies and legal expenses related to the reorganization of Allwin Newtech and the raising of capital.

Net and Comprehensive Loss. Dragon had a net loss of $2,845,879 and a comprehensive loss of $2,791,033 for the fiscal year ending December 31, 1999 compared to a net loss of $471,717 and a comprehensive loss of $473,862 for the period February 10, 1998 to December 31, 1998. Calculated in the comprehensive loss for 1999 was a minority interest gain of $54,846. The comprehensive loss for 1998 included a foreign currency translation adjustment of $2,145 related to Dragon's operations in China.

Liquidity and Capital Resources

Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings but may finance future operations through additional equity financings. As of December 31, 1999 and 1998 the Company's working capital was $8,405,788 and $829,493, respectively. The increase in working capital during 1999 was due to a private placement conducted in the latter part of 1999 that provided gross proceeds of $10,645,000. The Company showed Subscriptions Receivable totaling $9,320,000 at December 31, 1999 with the balance of subscription proceeds being received by the Company subsequent to the previous fiscal year end.

In September 1998, the Company raised $1 million through the sale of 2,000,000 shares of common stock. The proceeds raised were for working capital. In April 1999, the Company entered into a $600,000 loan agreement. The $600,000 loan bears interest at 8% and is due in 6 months with the right of the Company to extend the maturity date by an additional six months in September 1999. As an additional inducement, the Company issued 90,000 shares of common stock to the lender. In September 1999 the Company exercised its option to extend the loan by a period of 6 months. This debt was subsequently converted into common stock.

On October 14, 1999, the Company entered into securities purchase agreements with two investors located in Hong Kong. Under the terms of this agreement, the investors purchased, in the aggregate, 600,000 shares of common stock at $2.50 per share, with the Company raising in the aggregate $1.5 million.

On December 31, 1999 the Company closed a private placement raising $10,645,000 through the issue of 4,258,000 shares of common stock at a price of $2.50 per share. $600,000 of the gross proceeds from the December 1999 offering represented the conversion of the outstanding debt by the lenders into shares of common stock of the Company at a price of $2.50 per share.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements are set forth on pages F-1 through F-19 attached as an exhibit to this document. See "Item 13. Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The  present   directors,   executive   officers,   key  employees  and
consultants of Dragon, their ages, positions held in Dragon, and duration as such, are as follows:

 Name                                   Position                                Age        Period
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Longbin Liu                            President, Chief Executive             37          September 1998 - present
                                        Officer and Director
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Shaun Maskerine                        Secretary/Treasurer                    32               July 1998 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Ken Z. Cai                             Director, Chief Financial Officer      35          September 1998 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Greg Hall                              Director                               43          September 1998 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Alexander Wick                         Director                               61          September 1998 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Philip Yuen Pak Yiu                    Director                               64           November 1999 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Dr. Yiu Kwong Sun                      Director                               62           November 1999 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Robert Friedland                       Director                               49            January 2000 - present
 -------------------------------------- ----------------------------------- ----------     ------------------------------
 Jackson Cheng                          Director                               34          September 1998 - January 2000
 -------------------------------------- ----------------------------------- ----------     ------------------------------



Business Experience

         The following is a description of Dragon's executive officers and directors and their business background for at least the past five years.

         Dr. Longbin Liu, M.D. is the President, Chief Executive Officer and Director of Dragon. He has 15 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre. Dr. Liu earned his medical degree from Hunan Medical University in 1983.

         Dr. Ken Z. Cai is Chief Financial Officer and a Director of Dragon. Dr. Cai has a Ph.D in Mineral Economics from Queen's University in Kingston, Ontario, as well as 16 years of experience in mining, public company administration and financing. He is currently a Director and the President and Chief Executive Officer of Minco Mining and Metals Corporation, a Toronto Stock Exchange-listed company involved in mining exploration and development in China. Dr. Cai has extensive experience in conducting business in China for the past 15 years and is currently the Chairman of the Board of four Sino-foreign joint ventures.

         Mr. Greg Hall is a Director of Dragon. Mr. Hall is a stockbroker with 17 years of corporate finance and public offerings experience. He has been a Senior Vice President of Yorkton Securities Inc. in Vancouver since April 1999. He is a former member/seat holder of the Vancouver Stock Exchange. Mr. Hall was the Co-Founder of both Pacific International Securities and Georgia Pacific Securities Corporation.

         Mr. Robert Friedland became a Director of Dragon on January 21, 2000. Mr. Friedland is Chairman and President of Ivanhoe Capital Corporation, a Singapore-based venture capital company with worldwide interests in resource and high-tech companies. Mr. Friedland is Chairman and President of Ivanhoe Mines and Deputy Chairman of Ivanhoe Energy, which is active in China in partnership with China National Petroleum Corporation. Mr. Friedland was named Developer of the Year in 1996 by the Canadian Prospectors and Developers Association of Canada for his work in establishing and financing international mining and exploration companies, including Diamond Fields, and owner and developer of the Voisey's Bay nickel deposit, which was sold to INCO Limited for CDN $4.3 billion.

         Dr. Alexander Wick is a Director of Dragon. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University. He has 30 years of biotechnology and pharmaceuticals experience and is currently the President of Sylachim, a chemicals and pharmaceuticals producer located in France.

         Mr. Philip Yuen Pak Yiu is a Director of Dragon. Mr. Yuen has been a legal practitioner in Hong Kong since graduating from law school in London, England in 1961. In 1965, he established the law firm of Yung, Yu, Yuen and Co. and is now the principal partner of the firm. Mr. Yuen has over 30 years experience in the legal field and has been a director of several large listed companies in various industries. He is a director of the Association of China-appointed Attesting Officers Limited in Hong Kong, a standing committee member of the Chinese General Chamber of Commerce in Hong Kong, a member of the National Committee of the Chinese People Political Consultative Conference and an arbitrator for the China International Economic and Trade Arbitration Commission.

         Dr. Yiu Kwong Sun is a Director of Dragon. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. He is the Chairman of the Dr. Sun Medical Centre Limited which has been operating a network of medical centers in Hong Kong and China for the past 20 years. He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau. Dr. Sun has been a member of the Dr. Cheng Yu Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

         Mr. Jackson Cheng was a Director of Dragon. He is the President of Ulink Marketing Inc. of Hong Kong (project finance) and is also the CFO of an engineering consulting firm. Subsequent to December 31, 1999, Mr. Cheng resigned from his position as a Director of Dragon.

         Mr. Shaun  Maskerine is Secretary  and  Treasurer of Dragon.  From
July 7, 1998, to November 23, 1999, he was also a director. From July 7, 1998, to September 18, 1998, Mr. Maskerine was President of Dragon. Since January 1999, Mr. Maskerine has been the President and Director of Aquarius Ventures Inc., a resource based company. He is also the President and Director of Global Petroleum Inc., another resource based company). He has held these positions since September 1998. Aquarius Ventures Inc. and Global Petroleum Inc. are both listed on the Canadian Venture Exchange.

         Ms. Anna Liu is the Accountant for the Company. Ms. Liu is a Certified General Account Candidate and has been working as an accountant for North American Companies with Chinese operations for 5 years. Ms. Liu received her Masters in Economics from the University of British Columbia.

Committees of the Board

         The Board has an Executive Committee consisting of Messrs. Liu, Cai, and Hall. The primary functions of the Executive Committee is to administer all daily operating activities of the Company, its subsidiaries, and joint venture companies. The Board has also created committees to direct the operation of each functional area of the Company. The Finance Committee is comprised of Messrs. Cai, Yuen and Hall. The Technical Committee is comprised of Messrs. Wick, Liu and Yuen. The Promotions Committee is comprised of Messrs. Cai and Hall.

Family Relationships

         There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 1999, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

         All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

         The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation of the Company's Chief Executive Officer during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

SUMMARY COMPENSATION TABLE

                                          Annual Compensation                                 Long Term Compensation
                      ----------------------------------------------   -----------------------------------------------------------

                                                                                   Awards                  Payout
                                                                       -----------------------------------------------------------
                                                                         Restricted
                                                      Other Annual         Stock        Securities         LTIP        All Other
                                          Bonus ($) Compensation ($)    Award(s) ($)    Underlying      Payout ($)  Compensation($)
                     Year       Salary                                                 Option s (#)
                     -----    ---------- ---------- ----------------   -------------  -------------     ----------  --------------

Longbin Liu          1999     $72,000(1)     -0-          -0-               -0-            -0-              -0-           -0-
                     -----    ---------- ---------- ----------------   -------------  -------------     ----------  --------------
                     1998      $36,000                                                   300,000
                     -----    ---------- ---------- ----------------   -------------  -------------     ----------  --------------
Shaun Maskerine      1998      5,943(1)      -0-          -0-               -0-           75,000            -0-           -0-
                     -----    ---------- ---------- ----------------   -------------  -------------     ----------  --------------



(1)   Pursuant to an oral consulting contract.

         During 1998, Dr. Longbin Liu replaced Mr. Maskerine as President. Dragon has entered into oral consulting agreements with Dr. Liu and Mr. Maskerine pursuant to which they provide administrative services to Dragon. Dr. Liu, as President, is paid an annual salary of $72,000 and includes stock options to purchase 300,000 shares of common stock pursuant to a stock option agreement. Mr. Maskerine remains as Secretary/Treasurer of the Company and is paid an annual salary of $24,000 and includes stock options to purchase 75,000 shares of common stock pursuant to a stock option agreement. These consulting agreements are terminable at will.

Employment/Consulting Agreements

         In June, 1999, Dragon entered into a one-year consulting agreement with
E. Pernet Portfolio Management for the purpose of providing financial consulting services. The consultant is paid a fee and was granted options to purchase 50,000 shares of Common Stock at an exercise price of $0.50 per shares. This option expires June, 2004. The Company has also entered into agreements for the provision of technical advice with 16 individuals (George Wang, Xiaoshan Liang, Wayne Zhou, Suju Zhong, Zhiqiang Han, Lin-Ling Chen, Haito Wang, Zuze Wu, Jili Zhuang, Guangming Zhong, Jin Yuan, Fen Zhou, Youfu Li, Teresa Liu, Sy-Jenq Loong, Minron Wang). These individuals are not paid a fee but were granted options to purchase shares of Common Stock at an exercise price of $0.50 and $2.50 per share with a term of 5 years. To date, Dragon has issued options to purchase 250,000 shares of its common stock at an exercise price of $0.50 and 60,000 shares at an exercise price of $2.50 to the Company's technical consultants.

Stock Option Plans

         Dragon has no Stock Option Plan. The Board of Directors has currently approved to limit the number of options available to employees, directors and officers of Dragon at 1,500,000. Unless otherwise provided by the Board, all options are exercisable for a term of five years. Each option is exercisable only so long as the optionee remains as a director or employee of Dragon. No option is transferable by the optionee other than by will or the laws of descent and distribution. As of December 31, 1999, options to acquire 1,520,000 shares of common stock were outstanding. As of February 29, 2000 there were 1,562,000 options outstanding.


                                OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 1999


                                     Number of
                                    Securities       % of Total Option
                                    Underlying           Granted to           Exercise of
                                  Options Granted    Employees in Fiscal     Base Price
         Name                          in 1999             Year 1999           ($/share)       Expiration Date
  --------------------            ----------------   --------------------    ------------     -----------------

  Shaun Maskerine                       75,000              12.1%               $0.50          November 5, 2004

  Ernst Pernet                          50,000              8.06%               $0.50             June 15, 2001

  Philip Yuen                          100,000             16.33%               $0.50          November 4, 2004

  Yiu Kwong Sun                        100,000             16.33%               $0.50          November 4, 2004

  Shi You Liu                           20,000              3.23%               $0.50          November 9, 2004

  Ling-Ling Chen                        10,000              1.61%               $0.50          November 9, 2004

  Wayne Zhou                             5,000              0.81%               $0.50          November 9, 2004

  Xiaoshan Liang                         5,000              0.81%               $0.50          November 9, 2004

  Wenjuan Zhang                         20,000              3.23%               $0.50          November 9, 2004

  Guangming Zhong                       10,000              1.61%               $0.50          November 9, 2004

  Youfu Li                               5,000              0.81%               $0.50          November 9, 2004

  Sy-Jeng Loong                          5,000              0.81%               $0.50          November 9, 2004


                                     Number of
                                    Securities       % of Total Option
                                    Underlying           Granted to           Exercise of
                                  Options Granted    Employees in Fiscal     Base Price
         Name                          in 1999             Year 1999           ($/share)       Expiration Date
  --------------------            ----------------   --------------------    ------------     -----------------

  Lijiang Yu                             7,500              1.21%               $0.50          November 9, 2004

  Jili Zhuang                           10,000              1.61%               $0.50          November 9, 2004

  Feng Zhou                              5,000              0.81%               $0.50          November 9, 2004

  Haitao Wang                           20,000              3.23%               $0.50          November 9, 2004

  Zuze Wu                               10,000              1.61%               $0.50          November 9, 2004

  Minghu Luo                            35,000              5.65%               $2.50          November 9, 2004

  Minghu Luo                            25,000              4.03%               $0.50          November 9, 2004

  Tongchun Na                           10,000              1.61%               $0.50          November 9, 2004

  Jun Gao                               10,000              1.61%               $0.50          November 9, 2004

  Mingchuan Mao                         10,000              1.61%               $0.50          November 9, 2004

  Hua Zeng                               7,500              1.21%               $0.50          November 9, 2004

  Jin Yuan                               5,000              0.81%               $0.50          November 9, 2004

  Mingrong Wang                         10,000              1.61%               $0.50          November 9, 2004

  Liu Ya                                25,000              4.03%               $0.50          November 9, 2004

  Liu Ya                                25,000              4.03%               $2.50          November 9, 2004


                FISCAL YEAR END OPTION VALUE (DECEMBER 31, 1999)


                                        Number of Securities Underlying
                                      Unexercised Options/SARs at Fiscal    Value of Unexercised in the Money
                                                 Year End (#)                Options/SARs at Fiscal Year End

                                       Exercisable/Unexercisable Options     Exercisable/Unexercisable Options
      Name                                   at December 31, 1999                  at December 31, 1999
-------------------                    ----------------------------------    ---------------------------------

  Longbin Liu                                      300,000/0                          1,060,000/0

  Ken Cai                                          200,000/0                            738,000/0

  Greg Hall                                        200,000/0                            738,000/0

  Jackson Cheng                                    100,000/0                            369,000/0

  Alexander Wick                                   100,000/0                            369,000/0

  Philip Yuen                                      100,000/0                            369,000/0

  Yiu Kwong Sun                                    100,000/0                            369,000/0

  Shaun Maskerine                                   75,000/0                            276,750/0

  Ernst Pernet                                      50,000/0                            184,500/0

  Shi You Liu                                       20,000/0                             73,800/0

  Ling-Ling Chen                                    10,000/0                             36,900/0

  Wayne Zhou                                         5,000/0                             18,450/0

  Xiaoshan Liang                                     5,000/0                             18,450/0

  Wenjuan Zhang                                     20,000/0                             73,800/0

  Guangming Zhong                                   10,000/0                             36,900/0

  Youfu Li                                           5,000/0                             18,450/0

  Sy-Jeng Loong                                      5,000/0                             18,450/0

  Lijiang Yu                                         7,500/0                             27,675/0

  Jili Zhuang                                       10,000/0                             36,900/0

  Feng Zhou                                          5,000/0                             18,450/0

                                        Number of Securities Underlying
                                      Unexercised Options/SARs at Fiscal    Value of Unexercised in the Money
                                                 Year End (#)                Options/SARs at Fiscal Year End

                                       Exercisable/Unexercisable Options     Exercisable/Unexercisable Options
      Name                                   at December 31, 1999                  at December 31, 1999
-------------------                    ----------------------------------    ---------------------------------
  Haitao Wang                                       20,000/0                             73,800/0

  Zuze Wu                                           10,000/0                             36,900/0

  Minghu Luo                                        35,000/0                            129,500/0

  Minghu Luo                                        25,000/0                             92,250/0

  Tongchun Na                                       10,000/0                             36,900/0

  Jun Gao                                           10,000/0                             36,900/0

  Mingchuan Mao                                     10,000/0                             36,900/0

  Hua Zeng                                           7,500/0                             27,675/0

  Jin Yuan                                           5,000/0                             18,450/0

  Mingrong Wang                                     10,000/0                             36,900/0

  Liu Ya                                            25,000/0                             92,250/0

  Liu Ya                                            25,000/0                             92,250/0
-------------------------

*The value of unexercised in-the-money options is based on a per share price of $3.69 as quoted on the OTC Bulletin Board on December 31, 1999.

Limitation of Liability and Indemnification Matters

         Dragon has adopted Section 607.0850 of the 1999 Florida Statutes, Business Organization of the State of Florida in its bylaws. Section 607.0850 states:

          (1) A corporation shall have power to indemnify any person who was or is a party to any proceeding (other than an action by, or in the right of, the corporation), by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against liability incurred in connection with such proceeding, including any appeal thereof, if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any proceeding by judgment, order, settlement, or conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in, or not opposed to, the best interests of the corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

          (2) A corporation shall have the power to indemnify any person, who was or is a party to any proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made under this subsection in respect of any claim, issue, or matter as to which such person shall have been adjudged to be to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indeminity for such expenses which such court shall deem proper.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of February 29, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each executive officer and director of the Company, and (iii) each director and executive officer of the Company as a group.

          As of February 29, 2000, there were 15,093,000 shares of Common Stock outstanding.


                                                             Percentage
                                             Number of      Beneficially
 Name and Address                             Shares(1)         Owned
------------------------------             -------------   -------------
 Arbora Portfolio Management
 Gartenstrasse 38
 Zurich, Switzerland                          812,500           5.8%

 Zhibin Cai
 18 Main Street
 Votian
 Hubei, China                                 999,000           6.6%

 Yu Fongmei
 317 Meilhai Garden, Fontain
 Beijing, China                               900,000           5.9%

 Chimei Wu Ho
 396 Chungshan Road, Sec 2
 Puli Town, Taiwan                          2,400,000          15.9%

 Longbin Liu                                  300,000(2)        1.9%

 Shaun Maskerine                               81,250(3)          *

 Ken Cai                                      200,000(2)        1.3%

 Greg Hall                                    200,000(2)        1.3%

 Philip Yuen                                  162,500(4)        1.1%

 Robert Friedland                             600,000(5)        3.9%

 Alexander Wick                               100,000(2)          *

 Yiu Kwong Sun                                100,000(2)          *

 All directors (8 persons) and
  executive officers as a group             1,743,750(6)        6.7%
------------------------

(1) Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Represents options exercisable within sixty days.

(3) Includes 6,250 shares of Common Stock owned with the balance representing options exercisable within sixty days.

(4) Includes 62,500 shares of Common Stock owned with the balance representing options exercisable within sixty days.

(5) Includes 500,000 shares of Common Stock owned by a company controlled by Mr. Friedland with the balance representing options exercised within sixty days.

(6)  Includes options to acquire 1,100,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Except as otherwise indicated below, Dragon has not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

          In August 1998, pursuant to a share exchange agreement, Dragon issued 7,000,000 shares of its Common Stock and warrants to purchase 1,000,000 shares of its Common Stock in exchange for all of the outstanding shares of Allwin Newtech Ltd. At the time of this transaction, Messrs. Liu, Ken Cai and Cheng were officers or directors of Allwin Newtech. None of these individuals listed in the foregoing sentence held any positions or owned shares of First Geneva Investments, Inc. (the company which is now Dragon). As a result of the acquisition; (i) the former shareholders of Allwin Newtech became 87.5% shareholders of First Geneva and Allwin Newtech became a wholly-owned subsidiary of Dragon; (ii) the President of First Geneva, Mr. Maskerine, continued as President of Dragon (until September, 1998); and (iii) Messrs. Liu, Cai and Cheng, who were President and directors of Allwin Newtech, assumed the position of directors with Dragon. With the exception of Mr. Maskerine, all of the other Principal Stockholders listed above acquired their shares in this exchange transaction

          Dragon currently rents space for its executive offices from Minco Mining and Metals Corporation for CDN $2,500 per month. Mr. Cai (a director of Dragon) is President of Minco Mining. Dragon believes this rent is competitive with rent that would be charged by a non-affiliated landlord for comparable space.

          Messrs. Ken Cai, Greg Hall and Longbin Liu are directors of Sanhe Kailong, the joint venture between Dragon and Sinoway Biotech. Messrs. Ken Cai, Greg Hall and Longbin Liu also serve as officers and directors of Allwin Newtech, a wholly-owned subsidiary of Dragon. Messrs. Ken Cai, Longbin Liu and Philip Yuen serve as directors of Nanjing Huaxin, a company in which Dragon owns a 75% interest.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are being filed as part of this report:

          (1)  Financial Statements

               The following Financial Statements pertaining to Dragon are filed as part of this Prospectus:


      Report of Independent Accountants..............................................................F-2
      Year-end Consolidated Balance Sheets...........................................................F-3
      Year-end Consolidated Statements of Stockholders' Equity.......................................F-4
      Year-end Consolidated Statements of Operations.................................................F-5
      Year-end Consolidated Statements of Cash Flows.................................................F-6
      Notes to Consolidated Financial Statements...........................................F-7 thru F-19

                    (2)      Exhibits


                     EXHIBIT NO.
                                                     DESCRIPTION                                 LOCATION
                     -----------------------------------------------------------------------------------------------------

                      3.1 - 3.4       Articles of Incorporation and Bylaws         Incorporated by reference to Exhibits
                                                                                   No. 3.1 - 3.4 to the Company's Form
                                                                                   10-SB filed on  November 4, 1999

                         10.1         Sino-Foreign Co-operative Company            Incorporated by reference to Exhibit
                                                                                   No. 10.1 to the Company's Form
                                                                                   10-SB filed on  November 4, 1999

                         10.2         Sino-Foreign Joint Venture Contract          Incorporated by reference to Exhibit
                                                                                   No. 10.2 the Company's Form
                                                                                   10-SB filed on  November 4, 1999

                         16.1         Letter regarding Changes in Certifying       Incorporated by reference to Exhibit
                                      Accountant                                   No. 16.1 to the Company's Form
                                                                                   10-SB filed on  November 4, 1999



           (b)      Reports on Form 8-K:

                    None.

                                    SIGNATURE

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  March 28, 2000                              DRAGON PHARMACEUTICAL INC.
                                                          a Florida Corporation


                                               /S/ LONGBN LIU
                                                   --------------------------
                                                   Longbin Liu, President

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

  Signatures                                                 Date
--------------------------------------                      --------------

 /S/LONGBIN LIU                                             March 28, 2000
 -------------------------------------
 Longbin Liu
 President, Director, Chief Executive
 Officer


 /S/KEN Z. CAI                                              March 31, 2000
 ------------------------------------
 Ken Z. Cai
 Director, Chief Financial Officer
 and Principal Financial Officer


 /S/GREG HALL                                               March 24, 2000
-------------------------------------
 Greg Hall, Director

                                                            March ___, 2000
 ROBERT FRIEDLAND, Director


 /S/ALEXANDER WICK                                          March 29, 2000
-------------------------------------
 Alexander Wick, Director


 /S/PHILIP YUEN PAK YIU                                     March 31, 2000
--------------------------------------
 Philip Yuen Pak Yiu, Director


 /S/DR. YIU KWONG SUN
-------------------------------------
 Dr. Yiu Kwong Sun, Director                                March 29, 2000

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES

Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 1999 and 1998






Index

Report of Independent Accountants

Consolidated Balance Sheet

Consolidated Statement of Stockholders' Equity

Consolidated Statement of Operations

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
     CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES


We have audited the consolidated balance sheets of Dragon Pharmaceuticals Inc. & Subsidiaries ("the Company") as at December 31, 1999 and 1998 and the related consolidated statements of stockholders' equity, operations and cash flows for the year ended December 31, 1999 and the period from February 10, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from February 10, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles in the United States.





Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
March 22, 2000                                    Chartered Accountants

MS
--------------------------------------------------------------------------------
An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America. Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999 and 1998
(Expressed in US Dollars)

                                                                                          1999                   1998
                                                                                 --------------------    -----------------
ASSETS

Current
  Cash and cash equivalents                                                      $          617,262       $      1,380,355
  Accounts receivable                                                                       640,743                      -
  Subscriptions receivable                                                                9,320,000                      -
  Inventories                                                                               657,966                      -
  Prepaid and deposits                                                                      458,940                192,771
                                                                                 --------------------    -----------------

Total current assets                                                                     11,694,911              1,573,126

Fixed assets                                                                              2,642,313                907,687

Licence and permit                                                                        2,402,813                      -
                                                                                 --------------------    -----------------
Total assets                                                                     $       16,740,037       $      2,480,813
                                                                                 ====================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                     $          616,523       $              -
  Accounts payable and accrued liabilities                                                2,535,681                652,317
  Accounts payable - related parties                                                        112,919                 55,316
  Management fees payable - related parties                                                  24,000                 36,000
                                                                                 --------------------    -----------------
Total current liabilities                                                                 3,289,123                743,633
                                                                                 --------------------    -----------------
Minority interests                                                                          962,146                      -
                                                                                 --------------------    -----------------
Commitments and contingencies (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  10,735,000 common shares
    (1998 - 10,000,000)                                                                      10,735                 10,000

Additional paid in capital                                                               15,690,734              2,201,042

Accumulated other comprehensive income                                                       50,049                 (2,145)

Accumulated deficit                                                                      (3,262,750)              (471,717)
                                                                                 --------------------    -----------------

Total stockholders' equity                                                               12,488,768              1,737,180
                                                                                 --------------------    -----------------

Total liabilities and stockholders' equity                                       $       16,740,037       $      2,480,813
                                                                                 ====================    =================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Period from February 10, 1998 (inception) to December 31, 1999 (Expressed in US Dollars)



                                                                                                            Accumulated
                                                 Common stock                     Compre-                      other      Total
                                           -----------------------  Additional    hensive                     compre-     Stock-
                                                                      paid-in     Income         Deficit      hensive    holders
                                               Shares     Amount      capital     (loss)        accumulated    income     equity
                                           ------------  --------- ------------ -----------  --------------- --------- -------------


Balance, February 10, 1998                   1,000,000   $  1,000   $        -  $         -   $    (2,636)$        -   $     (1,636)

Capitalization of accumulated deficit
 on reverse acquisition                              -          -       (2,636)           -         2,636          -              -

Reverse acquisiton of Allwin Newtech Ltd.
  on July 29, 1998                           7,000,000      7,000      940,678            -              -          -       947,678

Issuance of common stock at $0.50 per
  share, net of offering costs of
  $35,000 in  December, 1998                 2,000,000      2,000      963,000            -             -          -        965,000

Stock option compensation                            -          -      300,000            -             -          -        300,000

Other comprehensive income
 - foreign currency translation adjustment           -          -            -       (2,145)            -     (2,145)        (2,145)

Comprehensive income
 - net (loss) for the period                         -          -            -     (471,717)     (471,717)         -       (471,717)
                                           ------------  --------- ------------ ------------ --------------- --------- -------------

Comprehensive income (loss)                                                        (473,862)
                                                                                 ===========

Balance, December 31, 1998                  10,000,000     10,000    2,201,042                   (471,717)    (2,145)     1,737,180

Issuance of common stock for loan bonus at
  at $2.125 per share in April, 1999            90,000         90      191,160                          -          -        191,250

Issuance of common stock pursuant to a
  private placement  at $2.50 per share,
  net of share issuance costs of
  $110,788 in October, 1999                    600,000        600    1,388,612                          -          -      1,389,212

Issuance of common stock for loan bonus
  at $2.047 per  share in October, 1999         45,000         45       92,070                          -          -         92,115

Allotted 4,258,000 common stock at $2.50
  per share, less commission payable of
  $703,150                                           -          -    9,941,850                          -          -      9,941,850

Other comprehensive income
 - foreign currency translation                      -          -            -       52,194             -     52,194         52,194

Comprehensive income
 - net (loss) for the period                         -          -            -   (2,791,033)   (2,791,033)         -     (2,791,033)

Stock option compensation                            -          -    1,876,000                          -          -      1,876,000
                                           ------------  --------- ------------ ------------ --------------- --------- -------------

Comprehensive income (loss)                                                     $(2,738,839)
                                                                                ============

Balance, December 31, 1999                  10,735,000   $ 10,735  $15,690,734                $(3,262,750)   $50,049   $ 12,488,768
                                           ============  ========= ============              ==============  ========= =============



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in US Dollars)

                                                                             February 10
                                                       January 1           1998 (inception)
                                                        1999 to                  to
                                                      December 31            December 31
                                                         1999                   1998
                                                  -----------------       ------------------
Sales                                             $        989,539         $              -

Cost of sales                                              204,473                        -
                                                  -----------------       ------------------
Gross profit                                               785,066                        -

Interest income                                             19,397                    9,737

Selling expenses                                         (619,676)                        -

Administrative expenses
 - stock-based compensation                            (1,876,000)                (300,000)
 - other administrative expenses                       (1,154,666)                (181,454)
                                                  -----------------       ------------------
Loss before minority interest                          (2,845,879)                (471,717)

Minority interest                                           54,846                       -
                                                  -----------------       ------------------
Net (loss) for the period                              (2,791,033)         $      (471,717)
                                                  =================       ==================
(Loss) per share
      Basic and diluted                           $         (0.27)         $         (0.06)
                                                  =================       ==================
Weighted average common shares outstanding
      Basic and diluted                                10,177,452                8,054,795
                                                  =================       ==================



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
(Expressed in US Dollars)

                                                                                                              February 10
                                                                                   January 1               1998 (inception)
                                                                                    1999 to                        to
                                                                                  December 31                 December 31
                                                                                      1999                        1998
                                                                              -------------------        -------------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                                  $       (2,791,033)        $         (471,717)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - loan bonuses                                                                      283,365                          -
     - stock-based compensation expense                                                1,876,000                    300,000
     - depreciation of fixed assets and amortization of
          licence and permit                                                             263,101                     11,797
     - monority interests                                                                (54,846)                         -
     - loss on disposal of fixed assets                                                   12,279                          -
                                                                              -------------------        -------------------
                                                                                        (411,134)                  (159,920)
   Changes in assets and liabilities:
     - accounts receivable                                                              (657,966)                         -
     - inventories                                                                      (385,436)                         -
     - prepaid expenses and deposits                                                    (266,169)                  (192,771)
     - accounts payable and accrued liabilities                                          902,328                    743,633
                                                                              -------------------        -------------------
                                                                                        (818,377)                   390,942
                                                                              -------------------        -------------------
Cash used in investing activities
  Acquisition of Huaxin, net of cash acquired                                         (2,931,818)                         -
  Purchase of fixed assets                                                              (339,504)                  (891,914)
                                                                              -------------------        -------------------
                                                                                      (3,271,322)                  (891,914)
                                                                              -------------------        -------------------
Cash flows from financing activities
  Loan proceeds                                                                          613,497                          -
  Shares issued and allotted, net of
     issuance costs                                                                    2,714,212                  1,913,678
                                                                              -------------------        -------------------
                                                                                       3,327,709                  1,913,678
                                                                              -------------------        -------------------
Foreign exchange loss on cash held
  in foreign currency                                                                     (1,103)                   (32,351)
                                                                              -------------------        -------------------
Increase (decrease) in cash and cash equivalents                                        (763,093)                 1,380,355

Cash and cash equivalents, beginning of period                                         1,380,355                          -
                                                                              -------------------        -------------------
Cash and cash equivalents, end of period                                      $          617,262         $        1,380,355
                                                                              ===================        ===================



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)



1.   Nature of Business


     The Company was formed on August 22, 1989 as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceuticals Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition (see Note 4). During 1998, the Company was a development stage enterprise.


     Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 75% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). Kailong and Huaxin are in the business of research and development, production and sales of pharmaceutical products in China.

2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          These  consolidated  financial  statements include the accounts of the
          Company  and  its  subsidiaries,   Allwin,  Kailong  and  Huaxin.  All
          inter-company transactions and balances have been eliminated.

     (b)  Principles of Accounting

          These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

     (c)  Fixed Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Fixed assets are recorded at cost. Depreciation is provided over the following useful lives:

   Motor vehicle                                      10 years
   Land lease                                         Term of lease (50 years)
   Office equipment and furniture                     5 years
   Land improvements                                  10 years
   Leasehold improvements                             Term of lease (10 years)
   Production equipment                               10 years

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


2.   Significant Accounting Policies (continued)

     (d)  Foreign Currency Transactions


          The parent company, Allwin, Kailong and Huaxin maintain their accounting records in their functional currencies (i.e., U.S. dollars, U.S. dollars, Renminbi Yuan, and Renminbi Yuan, respectively). They translate foreign currency transactions into their functional currency in the following manner.


          At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.


     (e)  Foreign Currency Translations

          Assets and liabilities of the foreign subsidiaries (whose functional currency is Renminbi Yuan) are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders' equity, as a component of other comprehensive income.

     (f)  Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     (g)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


2.   Significant Accounting Policies (continued)

(h) Comprehensive Income


              In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.


(i) Financial Instruments and Concentration of Risks


              Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.


              The carrying value of cash and cash equivalents, accounts receivable, short-term loans, accounts payable and accrued liabilities approximate their fair value because of the short-term maturity of these instruments.


              The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables are limited due to the Company's' large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.


(j) Licence and Permit


              Licence and permit, in relation to the production and sales of pharmaceutical products in China, is amortized on a straight-line basis over ten years.


              The carrying value of licence and permit is reviewed by management at least annually and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related product licence acquired are less than the carrying value of such licence and permit. In the event of an impairment in the licence and permit, the discounted cash flows method is used to arrive at the estimated fair value of such licence and permit.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

2.   Significant Accounting Policies (continued)

     (k)  Cash and Cash Equivalents

          Cash equivalents usually consist of high liquid investments with maturities of three months or less. As at December 31, 1999, cash and cash equivalents consist of cash only.


     (l)  Inventories

          Inventories are stated at the lower of cost and replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods. Cost includes direct material, direct labour and overheads. Cost is calculated using the first-in, first-out method. Net realizable value represents the anticipated selling price less further costs for completion and distribution.

     (m)  Revenue Recognition

          Sales revenue is recognized upon the delivery of goods to customers.

     (n)  Stock-based Compensation

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

     (o)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of 2,600,000 warrants and 1,520,000 stock options outstanding at December 31, 1999 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

2.   Significant Accounting Policies (continued)

     (p)  New Accounting Pronouncements


          (i) The Financial Accounting Standards Board ("FASB") has had on its agenda a project to address certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The FASB plans on issuing various interpretations of APB Opinion No. 25 to address these practice issues. The proposed effective date of these interpretations would be in the issuance date of the final Interpretation, which is expected to be in the middle of the year 2000.


               If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (e.g., within six months) to the be same individual should be considered in substance a modified (variable) option.

               The Company has no such modified option as at December 31, 1999, and, accordingly, the pronouncement would have nil effect on the Company's financial statements.

          (ii) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
               (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

               Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on July 1, 2000 to affect its financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


3.   Subscription Receivable


     In December, 1999, the Company allotted 4,258,000 shares of its common stocks at $2.50 per share pursuant to a private placement. The proceeds of part of the allotment (i.e., 240,000 shares) have been converted from a cash loan of $600,000 raised in 1999. As at December 31, 1999, additional cash proceeds of $725,000 were received. The balance of $9,320,000 were received in January, 2000. A total commission payable of $703,150 is included in accounts payable and accrued liabilities.




4.   Acquisition of Allwin Newtech Ltd.


     Pursuant to a share exchange agreement, dated July 29, 1998, the Company issued 7,000,000 shares in exchange for all the issued and outstanding shares of Allwin. The transaction resulted in the former shareholders of Allwin owning the majority of the issued and outstanding shares of the Company. Accounting principles applicable to reverse acquisition have been applied to record this transaction. Under this basis of accounting, Allwin has been identified as the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Allwin with the net liabilities of the Company deemed to have been assumed by Allwin for a fair market value of $1,636.


     The net liabilities of the Company acquired by Allwin are summarized as follows:


                    Current liabilities                                  $1,636
                                                                         ======


5.   Acquisition of Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin")

     Huaxin, a Chinese company, which the Company owns 75%, was formed to acquire the following assets and liabilities from another Chinese company engaged in the development, production and sale of certain pharmaceutical products in China. The Company paid US$3,000,000 cash for its 75% interest. The allocation of the acquisition costs, based on appraised values, are as follows:


      Cash and cash equivalents               RMB     750,000     US$    90,909
      Inventories                                   2,808,382           340,410
      Fixed assets                                 12,397,202         1,502,691
      Licence and permit                           20,602,798         2,497,309
      Accounts payable                             (3,558,382)         (431,319)
                                              ----------------- ----------------

      Net asset                               RMB  33,000,000     US$ 4,000,000
                                              ================= ================

      75% thereof                             RMB  24,750,000     US$ 3,000,000
                                              ================= ================

     The operating results of Huaxin from June 11, 1999 to December 31, 1999, are included in the statement of operations.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

5. Acquisition of Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin") (continued)

     The following summarized proforma information assumes the acquisition had occurred on January 1, 1998:


                                                             1999               1998
                                                         ------------        -----------

       Net sales                                          $1,315,972           $519,309

       Net loss                                          $(2,327,063)         $(602,265)

       Loss per share - basic and diluted
         - Net loss                                           $(0.23)            $(0.07)
                                                         ------------        -----------



6.   Fixed Assets

                                                                                  1999
                                                           ---------------------------------------------------------

                                                                                  Accumulated             Net book
                                                                Cost              depreciation              value
                                                           --------------         --------------        ------------

        Motor vehicle                                     $       41,039           $      2,655         $    38,384
        Land lease                                               924,784                 29,285             895,499
        Office equipment and furniture                           114,182                 24,292              89,890
        Land improvements                                         14,755                  3,020              11,735
        Leasehold improvements                                   729,791                 33,915             695,876
        Production equipment                                   1,109,181                198,252             910,929
                                                          --------------          -------------         -----------
                                                          $    2,933,732           $    291,419         $ 2,642,313
                                                          ==============          =============         ===========

                                                                                  1998
                                                          ---------------------------------------------------------

                                                                                   Accumulated            Net book
                                                                Cost              depreciation             value
                                                          --------------          -------------         -----------
        Land lease                                              $903,614          $      10,542         $   893,072
        Office equipment and furniture                             1,483                    148               1,335
        Land improvement                                          14,755                  1,475              13,280
                                                          --------------          -------------         -----------
                                                          $      919,852          $      12,165         $   907,687
                                                          ==============          =============         ===========



The  government  of China  granted a land lease to Kailong for a period of fifty
(50) years, starting June 8, 1998. All fixed assets are located in China.

Depreciation expense was $130,835 and $11,797 for the periods ended December 31, 1999 and 1998, respectively.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

7.   Bank Loans


       RMB 3,000,000, bearing interest at 5.85% per annum and
       due on August 4, 2000                                           $ 369,914

       RMB 2,000,000, bearing interest at 5.85% per annum and
       due on September 21, 2000                                         246,609
                                                                       ---------
       Total                                                           $ 616,523
                                                                       =========

       The weighted average interest rate at December 31, 1999 was 5.85%.


8.   Income Taxes


     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises. However, pursuant to the same income tax laws, Kailong and Huaxin are fully exempt from income tax for five years starting from their first profit-making year followed by a 15% corporation tax rate for the next three years.

          Allwin is not subject to income taxes.

          As at December 31, 1999, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $1,062,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 1999 and 1998. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


8.   Income Taxes (continued)

     The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                                      1999               1998
                                                                                  -----------       ------------

             Tax loss carryforwards                                               $ 361,000         $   58,000
             Stock-based compensation                                               638,000            102,000
             Less: valuation allowance                                             (999,000)          (160,000)
                                                                                  -----------       ------------
                                                                                  $       -         $        -
                                                                                  ===========       ============

     A  reconciliation  of the  federal  statutory  income tax to the  Company's effective income tax rate is as follows:
                                                                                     1999               1998
                                                                                  -----------       ------------

             Federal statutory income tax rate                                           34%                34%
             Change in valuation allowance                                              (34%)              (34%)
                                                                                  -----------       ------------
             Effective income tax rate                                                    -                  -
                                                                                  ===========       ============

9.   Non-cash Financing Activities

     In 1999, the Company issued 135,000 common shares as loan bonuses for the $600,000 loan raised. The loan has been converted into an allotment of 240,000 common shares at $2.50 per share as at December 31, 1999 (see Note
     3).

10.  Stock Options and Warrants

     (a) A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and the changes during the periods then ended is presented as follows:

                                                                                   Weighted Average
                                                                  Shares            Exercise Price
                                                               -----------        -----------------

              Balance, February 10, 1998                                -          $             -
              Granted                                           1,200,000          $          0.50
                                                               -----------        -----------------
              Balance outstanding, December 31, 1998            1,200,000          $          0.50
                                                               -----------        -----------------
              Balance exercisable, December 31, 1998              600,000          $          0.50
                                                               ===========        =================
              Balance outstanding, January 1, 1999              1,200,000          $          0.50
              Cancelled                                          (300,000)         $          0.50
              Granted                                             620,000          $          0.69
                                                               -----------        -----------------
              Balance outstanding, December 31, 1999            1,520,000          $          0.58
                                                               ===========        =================
              Balance exercisable, December 31, 1999            1,495,000          $          0.58
                                                               ===========        =================

     The weighted average remaining contractual life of the options outstanding at December 31, 1999 was 4.31 years.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


10.  Stock Options and Warrants (continued)

     (b)  Stock options outstanding as at December 31, 1999:


     Number of Shares                  Exercise Price            Expiry Date
     ----------------                  --------------          -----------------
         900,000                          $0.50                December 16, 2003
          50,000                          $0.50                    June 15, 2001
         275,000                          $0.50                 November 5, 2004
         235,000                          $0.50                 November 9, 2004
          60,000                          $2.50                 November 9, 2004

     (c)  Share purchase warrants outstanding as at December 31, 1999:


    Number of Shares                   Exercise Price            Expiry Date
    -----------------                  --------------          -----------------
       2,000,000                          $1.00                    June 30, 2000
         600,000                          $2.50                 October 28, 2000

     (d) On December 16, 1998, the Company adopted a Stock Option Plan ("the 1998 Plan") for grant of options to directors of the Company to purchase up to 1,200,000 common stocks. Options granted under the 1998 Plan will be exercisable from the date of grant for a period of five years at an exercise price of $0.50 per share. Half of the options granted vested immediately at the date of grant. The remaining half of the options granted would vest upon the Company achieving the ability to produce commercially acceptable and revenue generating products.

          On November 5, 1999, the Company granted options to another two directors of the Company to purchase up to 200,000 common stocks under the same conditions as the 1998 Plan.

          On June 15, 1999, the Company adopted another Stock Option Plan ("the 1999 A Plan") for the grant of options to an employee of the Company to purchase up to 50,000 common stocks at an exercise price of $0.50 per share. Options granted under the 1999 A Plan will be exercisable from the date of grant for a period of two years. Half of the respective options granted vested immediately at the date of grant. The remaining half of the options granted would vest upon the Company's share price closes at a price of US $5 or greater for five
          (5) consecutive days.

          On November 5, 1999 and November 9, 1999, the Company adopted another Stock Option Plan ("the 1999 B Plan") for the grant of options to employees of the Company to purchase up to 75,000 common stocks and 235,000 common stocks, respectively. Options granted under the 1999 B Plan were vested immediately and will be exercisable from the dates of grant for a period of five years at an exercise price of $0.50 per share.

          On November 9, 1999,  the Company  adopted  another  Stock Option Plan
          ("the 1999 C Plan") for the grant of options to employees of the Company to purchase up to 60,000 common stocks. Options granted under the 1999 C Plan were vested immediately and will be exercisable from the date of grant for a period of five years at an exercise price of $2.50 per share.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

10.  Stock Options and Warrants (continued)

     (d)  (continued)

          $300,000 was charged to income in 1998 on the 600,000 shares (under the 1998 Plan) that were immediately vested on the date of grant. No compensation expense was charged to income on the remaining 600,000 shares subject to certain conditions being achieved. 150,000 of these shares have since then been cancelled and another 100,000 shares have been granted in 1999. However, the compensation expense of these 550,000 shares would be recognized based upon the excess of the fair market value of the stock on the vesting date over its exercise price of $0.50 per share.

          On December 20, 1999, the Company announced that it has achieved the ability to produce commercially acceptable and revenue-generating products and the remaining half of the options granted (i.e., 550,000 shares) under the 1998 Plan have become vested. The fair market value of the stock on the vesting date was $2.875 per share and $1,306,250 were charged to income in 1999.

          In addition, $569,750 was charged to income in 1999 on the 335,000 shares of the 1999 A and B Plans and 100,000 shares of the 1998 Plan granted in 1999 that were immediately vested on the date of grant. No compensation expenses were charged to the 60,000 shares of the 1999 C Plan as the exercise price is above the fair market value at the date of grant. No compensation expenses were charged to income on the remaining 25,000 shares of the 1999 A Plan subject to certain conditions being achieved. However, the compensation expenses of these 25,000 shares would be recognized based upon the excess of the fair market value of the stock on the vesting date over its exercise price of $0.50 per share.

     (e) Pro-forma information regarding Loss for the period and Loss per Share is required under SFAS 123, and has been determined as if the Company has accounted for its stock options under the fair value method of SFAS 123. If compensation cost for the stock option plan had been determined based on the fair value at the grant dates for awards under the plan, consistent with the alternative method set forth under SFAS 123, the Company's loss for the period, basic and diluted loss per share would have been increased on a pro-forma basis as indicated below:


                                                                1999                     1998
                                                           -------------             ------------
              Net loss for the period:
              - as reported                                 $(2,791,033)               $(471,717)
              - pro-forma                                    (3,231,273)              (1,527,717)
                                                           -------------             ------------

              Basic and diluted loss per share:
              - as reported                                       (0.27)                   (0.06)
              - pro-forma                                         (0.32)                   (0.19)
                                                           -------------             ------------


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)


10.  Stock Options and Warrants (continued)

     (e)  (continued)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants awarded in 1998 and 1999, respectively:


                                                                                                         Weighted
                           Number of                                      Risk Free      Expected         Average
          Year              Options      Dividend         Expected        Interest         Lives        Fair Value
        Granted             Granted       Yields         Volatility         Rate         in Years       of Options
     ------------        ------------   ----------      ------------     ----------     ----------     ------------

          1998             1,200,000        0%              56%             5.50%            5             $1.13
          1999                50,000        0%              98%             4.75%            2             $3.354
          1999               570,000        0%              98%             4.75%            5             $1.792


11.  Related Party Transactions


     The Company incurred the following expenses to the directors:


                                           1999              1998
                                        ---------          --------

          Management fees                $96,000           $72,000
                                        =========          ========

12.  Commitments


(a) The other shareholder ("Chinese investor") of Kailong, who has a 25% interest, has entered into a drug licence and related technology transfer agreement. Under the agreement, the Chinese investor has to pay RMB 8 Million (approximately US$1 million) in order to obtain the licence. Pursuant to an agreement signed between the Company and the Chinese investor on July 10, 1998, the Company will pay the RMB 8 Million licence fee for the Chinese investor and the ownership of drug licence and related technology will be transferred to the Company when the drug licence is obtained. The Company has paid RMB1.6Million (US$197,287) as deposit. The transferor of the licence defaulted on the agreement and the deposit was returned to the Chinese investor.

     Subsequent to the 1999 year-end, the Company and the Chinese investor entered into an agreement that the Company will pay US$250,000 to increase its interest to 95%. The RMB 1.6 million deposit kept by the Chinese investor is treated as a partial payment of US$200,000 towards the US$250,000 as agreed, the Company is, therefore, committed to pay a further US$50,000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999 and 1998
-------------------------------------------------------------------------------
(Expressed in US Dollars)

12.  Commitments (continued)

     (b) The Company has capital expenditure commitments of US $115,000 to purchase bio-technology equipment.

     (c) The Company has entered into a drug licence and related technology transfer agreement in August, 1999 for a total transfer price of RMB 5,500,000 (approximately US$678,000). RMB 1,000,000 (US$123,304) is payable upon the signing of the agreement. As at December 31, 1999, the Company paid RMB 500,000 (US$61,652). The Company is, therefore, committed to pay the remaining RMB 5,000,000 (approximately US$616,348).

     (d) The Company has entered into operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$379,920) per annum until June 11, 2009. Minimum payments required for the next five years under the agreement are as follows:

                 2000                      RMB  3,000,000      US$    369,920
                 2001                           3,000,000             369,920
                 2002                           3,000,000             369,920
                 2003                           3,000,000             369,920
                 2004                           3,000,000             369,920
                 2005 - 2009                   13,375,000           1,649,200
                                           --------------      --------------
                 Total                     RMB 28,375,000      US$  3,498,800
                                           ==============      ==============



13.  Subsequent Events

     (a) Subsequent to the 1999 year-end, the Company advanced a further US$1,500,000 to complete its capital contribution commitment in Huaxin (see Note 5).

     (b) Subsequent to the 1999 year-end, 104,000 stock options were exercised at $0.50 per share and 10,000 share purchase warrants were exercised at $1.00 per share (see Note 10).

     (c) Subsequent to the 1999 year-end, the Company granted 35,000 stock options at an exercise price of $0.50 per share, expiring January 5, 2004 and 107,500 stock options at an exercise price of $7.00 per share, expiring February 22, 2005, to employees of the Company.

14.  Comparative Figures

     Certain 1998 comparative figures have been reclassified to conform with the financial statement presentation adopted for 1999.