Form 10KSB/A
period 1999-12-31
DRAGON PHARMACEUTICALS INC
filed 2000-04-27
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                            (Filed on April 27, 2000)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1999       Commission File Number 0-27937

                           DRAGON PHARMACEUTICAL INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                  65-0142474
 ---------------------------------       --------------------------------------
 (State of other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)
 543 Granville Street, Suite 1200


         Vancouver, British Columbia                                V6C 1X8
    ---------------------------------------                        ----------
   (Address of Principal Executive Offices)                        (Zip Code)

   Registrant's telephone number including area code:    (604) 669-8817


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

          YES    X       NO

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year: $989,539

        The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of March 31, 2000, was $80,767,031

        The number of shares outstanding of the issuer's common stock as of February 29, 2000, was 15,093,000.

        Documents Incorporated By Reference:
         Certain exhibits required by Item 13 have been incorporated by reference from the Company's Form 10- SB filed on November 4, 1999.

        Transitional Small Business Disclosure Format: Yes      No   X

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are being filed as part of this report:

          (1)  Financial Statements

               (i) The following Financial Statements pertaining to Dragon are filed as part of this Report:

Report of Independent Accountants *.......................................F-2
Year-end Consolidated Balance Sheets *....................................F-3
Year-end Consolidated Statements of Stockholders' Equity *................F-4
Year-end Consolidated Statements of Operations *..........................F-5
Year-end Consolidated Statements of Cash Flows *..........................F-6
Notes to Consolidated Financial Statements *....................F-7 thru F-19

* These financial statements previously filed with Form 10-KSB filed April 12, 2000.

               (ii) The following Financial Statements pertaining to Nanjing Huaxin Bio-Pharmaceuticals, Inc. are filed as part of this Report:

Report of Independent Accountants........................................F-20
Year-end Balance Sheets..................................................F-21
Year-end Statements of Stockholders' Equity..............................F-22
Year-end Statement of Operations ........................................F-23
Year-end Statements of Cash Flows........................................F-24
Notes to Financial Statements..................................F-25 thru F-30

     (2)  Exhibits


  EXHIBIT
    NO.                    DESCRIPTION                                 LOCATION
-----------     -------------------------------------  ---------------------------------------

 3.1 - 3.4      Articles of Incorporation and Bylaws   Incorporated by reference to Exhibits
                                                       No. 3.1 - 3.4 to the Company's Form
                                                       10-SB filed on November 4, 1999
   10.1         Sino-Foreign Co-operative Company      Incorporated by reference to Exhibit
                contract                               No. 10.1 to the Company's Form 10-
                                                       SB filed on November 4, 1999
   10.2         Sino-Foreign Joint Venture Contract    Incorporated by reference to Exhibit
                                                       No. 10.2 to the Company's Form 10-
                                                       SB filed on November 4, 1999
   16.1         Letter regarding Changes in Certifyin  Incorporated by reference to Exhibit
                Accountant                             No. 16.1 to the Company's Form 10-
                                                       SB filed on November 4, 1999


        (b) Reports on Form 8-K:

               None.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2000                       DRAGON PHARMACEUTICAL INC.
                                            a Florida Corporation


                                             /S/ LONGBN LIU
                                                 ----------------------
                                                 Longbin Liu, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signatures                                                        Date

/S/ LONGBIN LIU
    -----------------------------------
    Longbin Liu                                                April 15, 2000
    President, Director, Chief Executive
     Officer


/S/ KEN Z. CAI
    -----------------------------------
    Ken Z. Cai                                                 April 15, 2000
    Director, Chief Financial Officer
    and Principal Financial Officer


/S/ GREG HALL
    -----------------------------------
    Greg Hall, Director                                        April 15, 2000


/S/ ROBERT FRIEDLAND
    -----------------------------------
    Robert Friedland, Director                                 April 15, 2000


/S/ ALEXANDER WICK
    -----------------------------------
    Alexander Wick, Director                                   April 15, 2000


/S/ PHILIP YUEN PAK YIU
    -----------------------------------
    Philip Yuen Pak Yiu, Director                              March 31, 2000


/S/ DR. YIU KWONG SUN
    -----------------------------------
    Dr. Yiu Kwong Sun, Director                                April 15, 2000

MOORE STEPHENS ELLIS FOSTER LTD.
    CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

-------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD


We have audited the balance sheets of Nanjing Huaxin Bio-pharmaceuticals Co. Ltd. ("the Company") as at June 11, 1999, December 31, 1998 and 1997, and the related statements of stockholders' equity, operations and cash flows for the years ended December 31, 1998 and 1997 and the period from January 1, 1999 to June 11, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 11, 1999, December 31, 1998 and 1997 and the results of its operations and cash flows for the years ended December 31, 1998 and 1997 and the period from January 1, 1999 to June 11, 1999 in conformity with generally accepted accounting principles in the United States.



Vancouver, Canada                          "MOORE STEPHENS ELLIS FOSTER LTD."
February 29, 2000                               Chartered Accountants


-------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America, Inc. Members in principal cities throughout North America.

Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Balance Sheet
(Expressed in US Dollars)


                                                                  June 11               December 31            December 31
                                                                    1999                   1999                    1998
                                                               --------------         ---------------        ---------------
ASSETS

Current
  Cash and cash equivalents                                    $      82,621          $      158,257         $      102,318
  Accounts receivable                                                535,182                 355,451                206,217
  Inventories                                                        193,478                 162,937                 69,852
                                                               --------------         ---------------        ---------------
                                                                     811,281                 676,645                378,387
Fixed assets                                                       1,349,501               1,419,483              1,570,998
                                                               --------------         ---------------        ---------------
Total assets                                                   $   2,160,782          $    2,096,128         $    1,949,385
                                                               ==============         ===============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loan                                                    $           -          $            -         $      120,482
  Accounts payable and accrued liabilities                            63,939                  17,736                 19,246
  Due to parent company,
    non-interest bearing                                             633,289                 840,204                553,825
                                                               --------------         ---------------        ---------------
Total liabilities                                                    697,228                 857,940                693,553
                                                               --------------         ---------------        ---------------
Commitments

Stockholders' Equity

Registered capital                                                   602,410                 602,410                602,410

Additional paid in capital                                         1,361,812               1,287,113              1,139,467

Accumulated deficit                                                 (500,668)               (651,335)              (486,045)
                                                               --------------         ---------------        ---------------
Total stockholders' equity                                         1,463,554               1,238,188              1,255,832
                                                               --------------         ---------------        ---------------
Total liabilities and stockholders' equity                     $   2,160,782          $    2,096,128         $    1,949,385
                                                               ==============         ===============        ===============



The accompanying notes are an integral part of these financial statements.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Statement of Stockholders' Equity
Period from January 1, 1997 to June 11, 1999
(Expressed in US Dollars)


                                                              Additional                                                 Total
                                                              Registered          Paid-up          Accumulated        Stockholders'
                                                                Capital           Capital            Deficit            Equity
                                                            -------------      --------------     -------------    ----------------

Balance, December 31, 1996                                  $    602,410       $           -      $          -     $     602,410

Net (loss) for the year                                                -                   -          (486,045)         (486,045)

Fixed assets contributed by parent company                             -           1,007,231                 -         1,007,231

Non-cash interest expense charged by parent company                    -              33,200                 -            33,200

Non-cash services provided by parent company                           -              99,036                 -            99,036
                                                            -------------      --------------     -------------    ----------------
Balance, December 31, 1997                                       602,410           1,139,467          (486,045)        1,255,832

Net (loss) for the year                                                -                   -          (165,290)         (165,290)

Non-cash interest expense charged by parent company                    -              46,200                 -            46,200

Non-cash services provided by parent company                           -             101,446                 -           101,446
                                                            -------------      --------------     -------------    ----------------
Balance, December 31, 1998                                       602,410           1,287,113          (651,335)        1,238,188

Net (loss) for the period                                              -                   -           150,667           150,667

Non-cash interest expense charged by parent company                    -              30,000                 -            30,000

Non-cash services provided by parent company                           -              44,699                 -            44,699
                                                            -------------      --------------     -------------    ----------------
Balance, June 11, 1999                                      $    602,410       $   1,361,812      $   (500,668)    $   1,463,554
                                                            =============      ==============     =============    ================



The accompanying notes are an integral part of these financial statements.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Statement of Operations
(Expressed in US Dollars)


                                                        January 1              January 1               January 1
                                                         1999 to                1998 to                 1997 to
                                                         June 11              December 31             December 31
                                                          1999                   1998                    1997
                                                     --------------          --------------         --------------

Sales                                                $     732,659           $   1,000,790          $     228,067

Cost of sales                                              145,556                 470,023                138,230
                                                     --------------          --------------         --------------
Gross profit                                               587,103                 530,767                 89,837
                                                     --------------          --------------         --------------
Expenses
  Research and development                                  23,616                 210,101                 32,516
  Selling                                                  279,648                 282,399                167,679
  General and administrative                               133,172                 203,557                375,687
                                                     --------------          --------------         --------------
                                                           436,436                 696,057                575,882
                                                     --------------          --------------         --------------
Net income (loss) for the period                     $     150,667           $    (165,290)         $    (486,045)
                                                     ==============          ==============         ==============


The accompanying notes are an integral part of these financial statements.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Statement of Cash Flows
(Expressed in US Dollars)


                                                                       January 1             January 1            January 1
                                                                        1999 to               1998 to              1997 to
                                                                        June 11             December 31          December 31
                                                                          1999                  1998                 1997
                                                                     ------------          ------------         -------------
Cash flows from (used in)
  operating activities
  Net income (loss) for the period                                   $   150,667           $  (165,290)          $  (486,045)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    - depreciation                                                        74,652               176,889                46,097
    - non-cash interest expense charged
        by parent company                                                 30,000                46,200                33,200
    - non-cash services provided by
        parent company                                                    44,699               101,446                99,036
                                                                     ------------          ------------         -------------
                                                                         300,018               159,245              (307,712)
  Changes in assets and liabilities:
    - accounts receivable                                               (179,731)             (149,234)             (206,217)
    - inventories                                                        (30,541)              (93,085)              (69,852)
    - accounts payable and accrued liabilities                            46,203                (1,510)               19,246
                                                                     ------------          ------------         -------------
                                                                         135,949               (84,584)             (564,535)
                                                                     ------------          ------------         -------------
Cash used in investing activities
  Purchase of fixed assets                                                (4,670)              (25,374)             (609,864)
                                                                     ------------          ------------         -------------
Cash flows from (used in)
   financing activities
  Advance from (repayment to) parent company                            (206,915)              286,379               553,825
  Proceeds (repayment) of short-term loan                                      -              (120,482)              120,482
                                                                     ------------          ------------         -------------
                                                                        (206,915)              165,897               674,307
                                                                     ------------          ------------         -------------
Increase (decrease) in cash and
  cash equivalents                                                       (75,636)               55,939              (500,092)

Cash and cash equivalents,
   beginning of period                                                   158,257               102,318               602,410
                                                                     ------------          ------------         -------------
Cash and cash equivalents,
  end of period                                                      $    82,621           $   158,257          $    102,318
                                                                     ============          ============         =============

The accompanying notes are an integral part of these financial statements.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------




Nature of Business

1. The Company was incorporated on January 23, 1996 under the laws of China and is in the business of research and development, production and sales of pharmaceutical products in China.

2.   Significant Accounting Policies

     (a)  Principles of Accounting

          These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     (b)  Currency of Presentation

          These financial statements, which were originally presented in Chinese RMB, the currency of the Company's primary economic environment, are being translated into U.S. Dollars at the exchange rate of US$1=RMB8.3 for the convenience of the readers.


     (c)  Capital Assets

          Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight-line basis at the following annual rates:

        Office equipment and furniture             20%
        Leasehold improvements                     Terms of the lease (10 years)
        Production equipment                       10%

     (d)  Inventories

          Inventories are stated at the lower of cost and replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods. Cost includes direct material, direct labour and overheads. Cost is calculated using the first-in, first-out method. Net realizable value represents the anticipated selling price less all further costs for completion and distribution.


     (e)  Accounting Estimates

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

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------




2.   Significant Accounting Policies (continued)

     (f)  Financial Instruments and Concentration of Risks

          The carrying amounts of cash and cash equivalents, accounts receivable, short-term loan, accounts payable and accrued liabilities and amount due to the parent company approximate their respective fair value due to the short-term nature of these financial instruments.

          The Company is not exposed to significant interest and foreign currency risk arising from these financial instruments. The Company has minimal concentration of credit risks and does not require collateral to support these financial instruments.


     (g)  Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments with maturities of three months or less. As at June 11, 1999, December
              31, 1998 and 1997, cash and cash equivalents consist of cash only.


     (h)  Research and Development

          The Company expenses research and development costs as incurred.


     (i)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


     (j)  Comprehensive Income

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

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------

3.   Fixed Assets


                                                                                1999
                                                       --------------------------------------------------------
                                                                             Accumulated            Net book
                                                           Cost              depreciation             value
                                                       -------------      -----------------      --------------

      Office equipment and furniture                   $     78,581        $      22,199         $      56,382
      Production equipment                                  848,818              155,483               693,335
      Leasehold improvements                                719,741              119,957               599,784
                                                       -------------      -----------------      --------------
                                                       $  1,647,140        $     297,639         $   1,349,501
                                                       =============      =================      ===============

                                                                                1998
                                                       --------------------------------------------------------
                                                                             Accumulated           Net book
                                                            Cost             depreciation           value
                                                       -------------      -----------------      --------------

      Office equipment and furniture                   $     77,142        $      15,906         $      61,236
      Production equipment                                  845,587              117,113               728,474
      Leasehold improvements                                719,741               89,968               629,773
                                                       -------------       ---------------        -------------
                                                       $  1,642,470        $     222,987          $  1,419,483
                                                       =============       ===============        =============

                                                                                 1997
                                                       --------------------------------------------------------
                                                                             Accumulated             Net book
                                                            Cost             depreciation              value
                                                       -------------      -----------------      --------------

      Office equipment and furniture                   $     61,219        $       2,485          $     58,734
      Production equipment                                  836,135               25,619               810,516
      Leasehold improvements                                719,741               17,993               701,748
                                                       -------------      -----------------      --------------
                                                       $  1,617,095        $      46,097          $   1,570,998
                                                       =============      =================      ==============


       Depreciation expense was $74,652, $176,889 and $46,097 for the period ended June 11, 1999, and years ended December 31, 1998 and 1997, respectively.


4.   Inventories
                                      1999           1998               1997
                                  ----------      ---------         -----------
       Raw materials              $  54,767       $  30,581         $   34,545
       Work-in-progress              65,217          29,549             31,779
       Finished goods                73,494         102,807              3,528
                                  ----------      ---------         -----------
                                  $ 193,478       $ 162,937         $   69,852
                                  ==========      =========         ===========

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------

5.   Bank Loan

     The loan bears interest at 0.79% per month and was due on November 17, 1998.

6.   Income Taxes

     The Company is subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws applicable to bio-technology enterprises. The Company is subject to a corporation tax rate of 33% on its taxable income.


     As at June 11, 1999, the Company have estimated losses, for tax purposes, totalling approximately $501,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 1997 and 1998 and for the period ended June 11, 1999. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                                                                           1999            1998             1997
                                                                       -----------    ------------    -------------

          Tax loss carryforwards                                      $  215,000      $  215,000      $   160,000

          Set off against net income for the period                      (50,000)              -                -

          Less: valuation allowance                                     (165,000)       (215,000)        (160,000)
                                                                      -----------    ------------    -------------

                                                                      $        -      $        -      $         -
                                                                      ===========    =============   ==============

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------

7.   Related Party Transactions


     (a)  The following services or goods were provided by the parent company:


                                                           1999             1998              1997
                                                        ---------        ---------         ---------
              Equipment leasing                         $  3,989         $ 15,957          $  3,989
              Interest expense                            30,000           46,200            33,200
              Quality control expenses                     7,803           18,728             4,682
              Rent                                        50,201          120,482            30,120
              Repairs and maintenance                      7,530           18,072             4,518
              Research and development                    18,180           53,868             8,591
              Staff benefits                              42,892           97,832            95,422
              Transportation                               1,807            3,614             3,614
                                                        ---------        ---------         ---------
              Total expenses                            $162,402         $374,753          $184,136
                                                        =========        =========         =========


     The above expenses are included in the statement of operations as follows:


                                                          1999              1998             1997
                                                        ---------        ---------         ---------

              Cost of sales                             $ 80,547        $ 191,524          $ 72,718
              Research and development                    22,169           69,825            12,580
              Selling                                     18,014           41,089            40,077
              General and administrative                  41,672           72,315            58,761
                                                       ---------        ---------         ---------
                                                       $ 162,402        $ 374,753         $ 184,136
                                                       =========        =========         =========



          These expenses were provided at cost or, if they were shared expenses, allocation was based on estimated proportional usage. Interest expense was charged at the annual prime rate on amount owed. Management believes that the method of provision is reasonable.


     (b) In 1997, the Company received $1,609,641 of fixed assets from its parent company. The Company paid cash of $602,410 to purchase these fixed assets and the remaining $1,007,231 was credited as additional paid-up capital of the Company. These fixed assets were transferred at net book value and are included in fixed assets. Management believes that the transfer value is reasonable.

NANJING HUAXIN BIO-PHARMACEUTICALS CO. LTD.

Notes to Financial Statements
June 11, 1999, December 31, 1998 and 1997
(Expressed in US Dollars)
--------------------------------------------------------------------------------


8.   Non-cash Investing and Financing Activities


     (a) In 1997, the parent company contributed $1,007,231 in fixed assets to the Company. This amount is included in the $1,609,642 fixed assets described in Note 7(b).


     (b) The parent company provided non-cash services in transportation and staff housing benefits totalling $44,699, $101,446 and $99,036 for the period ended June 11, 1999, and the years ended December 31, 1998 and 1997, respectively, to the Company. These expenses were charged to operations and disclosed in Note 7(a).


     (c) Interest expenses of $33,200 in fiscal 1997 based on a prime interest rate of 6% per annum, $46,200 in fiscal 1998 based on a prime interest rate of 5.5% per annum and $30,000 in fiscal 1999 on a prime interest rate of 4.75% per annum were recorded by the Company on amounts owed to its parent company. These non-cash expenses were charged to operations and disclosed in Note 7(a).


9.   Subsequent Event

     Subsequent to June 11, 1999, the Company disposed of its cash, inventories, fixed assets and drug distribution licence and manufacturing permit for total proceeds of US$4,000,000.

     The transaction resulted in a gain of approximately $2.7 million.