Form 10QSB
period 2000-03-31
DRAGON PHARMACEUTICALS INC
filed 2000-05-15
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

     Commission file number 0-27937


                           DRAGON PHARMACEUTICAL INC.
        (Exact name of small business issuer as specified in its charter)


            Florida                                    65-0142474
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                        543 Granville Street, Suite 1200
                           Vancouver, British Columbia
                                 Canada V6C 1X8
                    (Address of principal executive offices)

                                 (604) 669-8817
                           (Issuer's telephone number)


                  (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of March 31, 2000:  15,160,000

Part I.   Financial Information
Item 1.   Financial Statements



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheet
March 31, 2000
(Unaudited)
(Expressed in US Dollars)
-------------------------------------------------------------------------------
                                                        March 31   December 31
                                                          2000         1999
                                                     ------------  ------------
ASSETS

Current
  Cash and cash equivalents                          $  8,158,194  $    617,262
  Term deposit                                          1,513,800             -
  Accounts receivable                                     654,855       640,743
  Inventories                                             745,945       657,966
  Subscriptions receivable                                      -     9,320,000
  Prepaid and deposits                                    886,476       458,940
                                                     ------------  ------------
Total current assets                                   11,959,270    11,694,911

Fixed assets                                            2,583,411     2,642,313

Licence and permit                                      4,110,991     2,402,813
                                                     ------------  ------------
Total assets                                           18,653,672  $ 16,740,037
                                                     ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                            1,550,763  $    616,523
  Accounts payable and accrued liabilities              1,664,525     2,535,681
  Accounts payable - related parties                       13,638       112,919
  Management fees payable - related parties                 6,000        24,000
                                                     ------------  ------------
Total current liabilities                               3,234,926     3,289,123
                                                     ------------  ------------
Minority interests                                      1,384,969       962,146
                                                     ------------  ------------

Commitments and contingencies (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  15,160,000 common shares        15,410        10,735

Additional paid in capital                             17,545,177    15,690,734

Accumulated other comprehensive income                    (29,280)       50,049

Accumulated deficit                                    (3,497,530)   (3,262,750)
                                                     ------------  ------------
Total stockholders' equity                             14,033,777    12,488,768
                                                     ------------  ------------
Total liabilities and stockholders' equity           $ 18,653,672  $ 16,740,037
                                                     ============  ============

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Three-month Period Ended March 31, 2000
(Unaudited)
(Expressed in US Dollars)
-------------------------------------------------------------------------------

                                                                                                             Accumulated
                                                                                                               other         Total
                                          Common stock         Additional       Compre-                       compre-        Stock-
                                       ------------------       paid-in         hensive          Deficit      hensive       holders'
                                       Shares      Amount       capital       income (loss)    accumulated     income        equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999          10,735,000  $  10,735   $ 15,690,734                    $ (3,262,750)  $  50,049   $ 12,488,768

Issued 4,258,000 common shares       4,258,000      4,258         (4,258)                              -           -              -

Share issuance costs                                     -         (5,247)                             -           -         (5,247)

Exercise stock options for cash        107,000        107         53,393                               -           -         53,500

Exercise warrants for cash              60,000         60         59,940                               -           -         60,000

Allotted 250,000 common shares at
 $6.25 per share                             -        250      1,562,250                               -           -      1,562,500

Stock option compensation                    -          -        188,365                               -           -        188,365

Other comprehensive income
 - foreign currency translation              -          -              -      (79,329)                 -     (79,329)       (79,329)

Comprehensive income
 - net (loss) for the period                 -          -              -     (234,780)          (234,780)          -       (234,780)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                $ (314,109)
                                                                           ==========
Balance, March 31, 2000             15,160,000  $  15,410   $ 17,545,177                    $ (3,497,530)  $ (29,280)  $ 14,033,777
========================================================================                    =======================================



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
Three-month Period Ended March 31, 2000
(Unaudited)
(Expressed in US Dollars)
-----------------------------------------------------------------------
                                                             January 1
                                                              2000 to
                                                              March 31
                                                                2000
                                                           ------------

Sales                                                      $    661,785

Cost of sales                                                    98,865
                                                           ------------

Gross profit                                                    562,920

Interest income                                                  24,052

Selling expenses                                               (316,884)

Administrative expenses
 - stock-based compensation                                    (188,365)
 - other administrative expenses                               (305,592)
                                                           ------------
Loss before minority interest                                  (223,869)

Minority interest                                               (10,911)
                                                           ------------
Net (loss) for the period                                  $   (234,780)
                                                           ============
(Loss) per share
      Basic and diluted                                    $      (0.02)
                                                           ============
Weighted average common shares outstanding
      Basic and diluted                                      11,807,933
                                                           ============


Comparative figures for the corresponding period in 1999 are not available. The Company had nominal operations for the first six months of its fiscal year ended December 31, 1999.

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Three-month Period Ended March 31, 2000
(Unaudited)
(Expressed in US Dollars)
-------------------------------------------------------------------------------
                                                                   January 1
                                                                    2000 to
                                                                    March 31
                                                                      2000
                                                                  -------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                      $    (234,780)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                 188,365
     - depreciation of fixed assets and amortization of
          licence and permit                                            122,469
     - minority interests                                                10,911
                                                                  -------------
                                                                         86,965
   Changes in assets and liabilities:
     - accounts receivable                                              (14,112)
     - inventories                                                      (87,979)
     - prepaid expenses and deposits                                   (427,536)
     - accounts payable and accrued liabilities                        (460,287)
                                                                  -------------
                                                                       (902,949)
                                                                  -------------
Cash flows used in investing activities
  Purchase of fixed assets                                              (38,360)
  Purchase of term deposits                                          (1,513,800)
  Purchase of licence                                                  (250,000)
                                                                  -------------
                                                                     (1,802,160)
                                                                  -------------
Cash flows from financing activities
  Loan proceeds                                                         934,240
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                            8,900,103
  Funds contributed by non-controlling interest                         403,380
                                                                  -------------
                                                                     10,237,723
                                                                  -------------
Foreign exchange loss on cash held
  in foreign currency                                                     8,318
                                                                  -------------
Increase in cash and cash equivalents                                 7,540,932

Cash and cash equivalents, beginning of period                          617,262
                                                                  -------------
Cash and cash equivalents, end of period                          $   8,158,194
                                                                  =============

Comparative figures for the corresponding period in 1999 are not available. The Company had nominal operations for the first six months of its fiscal year ended December 31, 1999.

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)



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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)



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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


          for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

     (o)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of
          6,738,000 warrants and 1,549,900 stock options outstanding at March 31, 2000 are anti-dilutive, however, they may be dilutive in future.

     (p)  New Accounting Pronouncements

          (i) The Financial Accounting Standards Board ("FASB") has issued Interpretation No. 44 in March 2000, which addresses certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The effective date of the interpretation is July 1, 2000.

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

               The Company has no such modified option and, accordingly, the pronouncement would have nil effect on the Company's financial statements.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


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

3.   Acquisition of Allwin Newtech Ltd.

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
                                                     ======

4.   Acquisition of Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin")

     Huaxin, a Chinese company, which the Company owns 75%, was formed in 1999 to acquire the following assets and liabilities from another Chinese company engaged in the development, production and sale of certain pharmaceutical products in China. The Company paid US$3,000,000 cash for its 75% interest. The allocation of the acquisition costs, based on appraised values, are as follows:

        Cash and cash equivalents     RMB       750,000          US$    90,909
        Inventories                           2,808,382                340,410
        Fixed assets                         12,397,202              1,502,691
        Licence and permit                   20,602,798              2,497,309
        Accounts payable                     (3,558,382)              (431,319)
        ----------------------------------------------------------------------
        Net asset                     RMB    33,000,000          US$ 4,000,000
        ======================================================================
        75% thereof                   RMB    24,750,000          US$ 3,000,000
        ======================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


5.   Fixed Assets

                                                     March 31, 2000
                                       ----------------------------------------
                                                      Accumulated     Net book
                                           Cost       depreciation      value
     --------------------------------------------------------------------------

     Motor vehicle                     $    54,334     $   4,790    $    49,544
     Land lease                            908,650        33,317        875,333
     Office equipment and furniture        119,007        32,303         86,704
     Land improvements                      14,838         3,339         11,499
     Leasehold improvements                725,969        51,241        674,728
     Production equipment                1,107,360       221,757        885,603
     --------------------------------------------------------------------------
                                       $ 2,930,158     $ 346,747    $ 2,583,411
     ==========================================================================

                                                     December 31, 1999
                                       ----------------------------------------
                                                      Accumulated     Net book
                                           Cost       depreciation      value
     --------------------------------------------------------------------------

     Motor vehicle                     $    41,039     $   2,655    $    38,384
     Land lease                            924,784        29,285        895,499
     Office equipment and furniture        114,182        24,292         89,890
     Land improvements                      14,755         3,020         11,735
     Leasehold improvements                729,791        33,915        695,876
     Production equipment                1,109,181       198,252        910,929
     --------------------------------------------------------------------------
                                       $ 2,933,732     $ 291,419    $ 2,642,313

      The government of China granted a land lease to Kailong for a period of fifty (50) years, starting June 8, 1998. All fixed assets are located in China.

      Depreciation expense was $122,469 for the period ended March 31, 2000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


6.   Bank Loans

     RMB 3,000,000, bearing interest at 5.85% per annum
     and due on August 4, 2000                                      $   363,460

     RMB 2,000,000, bearing interest at 5.85% per annum
     and due on September 21, 2000                                      242,307

     RMB 7,800,000, bearing interest at 5.85% per annum
     and due on January 21, 2001.  The loan is secured by
     US$1,500,000 term deposit.                                         944,996
     --------------------------------------------------------------------------
     Total                                                          $ 1,550,763
     ==========================================================================

     The weighted average interest rate at March 31, 2000 was 5.85%.

7.   Income Taxes

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

          Allwin is not subject to income taxes.

          As at March 31, 2000, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $1,153,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended March 31, 2000 The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                 March 31 2000
          --------------------------------------------------------------------

          Tax loss carryforwards                                  $   392,000
          Stock-based compensation                                     64,000
          Less: valuation allowance                                  (456,000)
          -------------------------------------------------------------------
                                                                  $         -
          ===================================================================

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                                 March 31 2000
          --------------------------------------------------------------------

          Federal statutory income tax rate                                34%
          Change in valuation allowance                                   (34%)
          -------------------------------------------------------------------
          Effective income tax rate                                         -
          ===================================================================

8.   Stock Options and Warrants

     (a) A summary of the status of the Company's stock options as of March 31, 2000 and the changes during the period then ended is presented as follows:

                                                               Weighted Average
                                                      Shares    Exercise Price
          ---------------------------------------------------------------------

          Balance outstanding, December 31, 1999    1,520,000      $  0.58
          Granted                                     142,500      $  5.40
          Exercised                                  (107,000)     $  0.50
                                                    ---------      -------
          Balance outstanding, March 31, 2000       1,555,500      $  1.03
                                                    =========      =======
          Balance exercisable, March 31, 2000       1,303,750      $  1.04
                                                    =========      =======

          The weighted average remaining contractual life of the options outstanding at March 31, 2000 was 4.37 years.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


     (b)  Stock options outstanding as at March 31, 2000:


                                       Exercise Price
          Number of Options              Per Option           Expiry Date
          -----------------            --------------         -----------
               800,000                     $0.50             December 16, 2003
                50,000                     $0.50             June 15, 2001
               275,000                     $0.50             November 5, 2004
               235,000                     $0.50             November 9, 2004
                60,000                     $2.50             November 9, 2004
                28,000                     $0.50             January 5, 2005
               107,500                     $7.00             February 22, 2005

     (c)  Share purchase warrants outstanding as at March 31, 2000:


                                       Exercise Price
          Number of Warrants             Per Warrant           Expiry Date
          ------------------           ---------------         -----------
              1,880,000                     $0.50             June 30, 2000
                600,000                     $2.50             October 28, 2000
              4,258,000                     $2.50             January 1, 2001

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


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

          On January 14, 2000, the Company's share price closed at a price of $5 for five consecutive days at $5.313 per share. Therefore, the remaining 25,000 common stocks granted under the 1999 A Plan became vested. $120,325 were charged to income in 2000.

          On January 5, 2000, the Company adopted another Stock Option Plan ("the 2000 A Plan") for the grant of options to employees of the Company to purchase up to 35,000 common stocks at an exercise price of $0.50 per share for a period of five years. Options granted under the 2000 A Plan vest over a period of two-year period at a rate of 20% upon grant, 40% on the first anniversary of grant, 40% on the second anniversary of grant. $68,040 were charged to income in 2000.

          On February 22, 2000, the Company adopted another Stock Option Plan ("the 2000 B Plan") for the grant of options to an employee of the Company to purchase up to 7,500 common stocks at an exercise price of $7 per share for a period of five years. Half of the options granted under the 2000 B Plan were vested immediately and the remaining half will be exercisable when the Company's share price closes at a price of $9 for five consecutive days. No compensation expenses were charged to income on the 3,750 common stocks vested immediately as the exercise price equals to the fair market value at the date of grant. The compensation expense of the remaining 3,750 common stocks would be recognized based upon the excess of the fair market value of the stock on the vesting date over its exercise price of $7 per share.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)

          On February 22, 2000, the Company adopted another Stock Option Plan ("the 2000 C Plan") for the grant of options to an employee of the Company to purchase up to 100,000 common stocks at an exercise price of $7 per share for a period of five years. All of the options granted under the 2000 C Plan were vested immediately. No compensation expenses were charged to income as the exercise price equals to the fair market value at the date of grant.

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

                                                                     2000
                                                                     ----
           Net loss for the period:
           - as reported                                         $   (234,780)
           - pro-forma                                             (1,043,822)
           ------------------------------------------------------------------
           Basic and diluted loss per share:
           - as reported                                                (0.02)
           - pro-forma                                                  (0.09)
           ------------------------------------------------------------------

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants awarded in 1998,1999 and 2000, respectively:

                                                                     Weighted
           Number of                          Risk Free  Expected    Average
  Year      Options    Dividend   Expected     Interest   Lives     Fair Value
Granted     Granted     Yields   Volatility     Rate     in Years   of Options
-------  ------------  --------  ----------   ---------  --------   ----------

 1998     1,200,000       0%         56%        5.50%       5.00       $1.13
 1999       620,000       0%         98%        4.75%       4.76       $1.918
 2000       142,500       0%        108%        5.20%       5.00       $6.67

9.   Related Party Transactions

     The Company incurred the following expenses to the directors:

                                                                    March 31
                                                                      2000
                                                                 --------------
         Management fees                                             $18,000
                                                                 ==============
10.  Commitments

     (a) During the period, the Company and the other shareholder of Kailong entered into an agreement that the Company will pay US$250,000 (paid) and issue 250,000 common shares to increase its interest to 95%. The Company is, therefore, committed to issue the 250,000 common shares.

     (b) The Company has capital expenditure commitments of US $115,000 to purchase certain bio-technology equipment.

     (c) The Company has entered into a drug licence and related technology transfer agreement in August, 1999 for a total transfer price of RMB 5,500,000 (approximately US$678,000). RMB 1,000,000 (US$123,304) is payable upon the signing of the agreement. The Company paid a deposit of RMB 500,000 (US$61,652) in 1999. The Company is committed to pay the remaining RMB 5,000,000 (approximately US$605,770).

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2000
-------------------------------------------------------------------------------
(Unaudited)
(Expressed in US Dollars)


     (d) The Company entered into a drug licence ("rhTPO") and related technology transfer agreement in August, 1999 for a total transfer price of RMB 4,500,000 (approximately US$545,200). During the period, the Company paid a deposit of RMB 4,000,000 (US$484,600). The Company is committed to pay the remaining RMB 500,000 (approximately US$60,600) according to the agreement.

     (e) The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$363,460) per annum until June 11, 2009. Minimum payments required for the next five years under the agreement are as follows:


              2001                   RMB  3,000,000        US$   363,460
              2002                        3,000,000              363,460
              2003                        3,000,000              363,460
              2004                        3,000,000              363,460
              2005                        3,000,000              363,460
              2006 - 2009                10,375,000            1,257,000
              ----------------------------------------------------------
              Total                  RMB 25,375,000        US$ 3,074,300
              ============================== ===========================

11.  Subsequent Event

     Subsequent to the period end, 67,800 warrants were exercised for 33,900 shares at $1.00 per share.

12.  Non-cash Financing Activities

     During the period, 250,000 common shares were allotted for the acquisition of additional 20% interest of Kailong (see Note 10a).

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included elsewhere in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of 1999.

On March 30, 2000, the Allwin Newtech (a wholly owned subsidiary of the Company) entered into an agreement to increase its equity interest in Sanhe Kailong Bio-pharmaceutical Co., Ltd. from 75% to 95%. The Company paid $250,000 and is committed to issue 250,000 common shares to increase its equity interest.

Results of Operations

The Company initiated quarterly financial reporting in September 1999. For this reason, no comparison is available between the three month period ending March 31, 1999 and March 31, 2000. The following is management's discussion and analysis. Because the Company is beginning production, it should not be indicative for the anticipated results of operation for the year ended December 31, 2000.

Revenues. Revenue results primarily from the sale of EPO in China. Revenue for the three months period ending March 31, 2000 was $661,785. Cost of sales of $98,865 is attributed to the production costs of the pharmaceutical products. During the first quarter of 2000 Dragon had interest income of $24,052. Interest income is related primarily to interest earned on cash received from the private placement of common stock during the last quarter of 1999.

Expenses. Total expenses for the first three months of 2000 were $810,841. The major expense incurred in the first quarter of 2000 related to the selling of pharmaceutical products and represented approximately 39% of total expenses. Other major expenses included stock option compensation (23%) and other administrative expenses.

Significant expenses included depreciation of intangible assets of $62,227, bad debt write offs of $24,038, and loan interest of $25,471. Management fees of $24,000 include $18,000 paid to one director for services. The depreciation of intangible assets relates to the amortization of the drug license to produce EPO.

Net and Comprehensive Loss. Dragon had a net loss of $223,869 and a comprehensive loss of $234,780 for the 3 month period ending March 31, 2000. Calculated in the comprehensive loss for the period was a minority interest loss of $10,911.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the first quarter of 2000. The loss per share for the period was $0.02. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings. However, the Company may finance future operations through additional equity financings, if necessary. As of March 31, 1999, the Company's working capital was $8,724,344.

There has been little change to the Company's working capital of $8,405,788 as at December 31, 1999. As at December 31, 1999, the Company showed Subscriptions Receivable totaling $9,320,000. All Subscriptions Receivables were received during the first quarter of 2000 as reflected in the increase in cash and cash equivalents.

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

On December 31, 1999, the Company closed a private placement raising $10,645,000 through the issue of 4,258,000 shares of common stock at a price of $2.50 per share. $600,000 of the gross proceeds from the December 1999 offering represented the conversion of the outstanding debt by the lenders into shares of common stock of the Company at a price of $2.50 per share.

PART II.       OTHER INFORMATION

Items 1, 3, 4 and 5

None.

Item 2.

Please see liquidity and capital resources section under Part I, Item 2.

Item 6.

(a)     Exhibit 27.  Financial Data Schedule

(b)     Reports on 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DRAGON PHARMACEUTICAL INC.
                                                 (Registrant)



Dated:  May 12, 2000                         DR. KEN CAI
                                             ---------------------------------
                                             Dr. Ken Cai
                                             Chief Financial Officer