Form 10QSB
period 2000-06-30
DRAGON PHARMACEUTICALS INC
filed 2000-08-14
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Number of shares of common stock outstanding as of June 30, 2000:  16,064,750

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheet
June 30, 2000
(Unaudited)
(Expressed in US Dollars)



ASSETS

Current
  Cash and cash equivalents                                      $  7,997,424
  Term deposit                                                      2,000,500
  Accounts receivable                                                 883,828
  Inventories                                                         804,268
  Prepaid and deposits                                                926,317
                                                                 ------------
Total current assets                                               12,612,337

Fixed assets                                                        2,779,010

Initial payment on the acquisition of Hua Xin                               -

Licence and permit                                                  3,989,767
                                                                 ------------
Total assets                                                     $ 19,381,114
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                     $  2,027,663
  Accounts payable and accrued liabilities                          1,233,308
  Accounts payable - related parties                                        -
  Management fees payable - related parties                            12,000
                                                                 ------------
Total current liabilities                                           3,272,971
                                                                 ------------
Minority interests                                                  1,340,122
                                                                 ------------
Commitments and contingencies (Note 10)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  16,064,750 common shares                    16,065

Additional paid in capital                                         18,449,272

Accumulated other comprehensive income (loss)                         (30,789)

Accumulated deficit                                                (3,666,527)
                                                                 ------------
Total stockholders' equity                                         14,768,021
                                                                 ------------
Total liabilities and stockholders' equity                       $ 19,381,114
                                                                 ============

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Six-month Period Ended June 30, 2000
(Unaudited)
(Expressed in US Dollars)



                                                                                                           Accumulated     Total
                                                               Additional                                     other       Stock-
                                             Common stock        paid-in    Comprehensive     Deficit     comprehensive   holders'
                                          Shares     Amount      capital    income (loss)   accumulated   income (loss)   equity
                                        ----------  --------  ------------  -------------   -----------   ------------ ------------

Balance, December 31, 1999              10,735,000  $ 10,735  $ 15,690,734                  $ (3,262,750)  $  50,049   $ 12,488,768

Issued 4,258,000 common shares
  previously allotted                    4,258,000     4,258        (4,258)                            -           -              -

Additional share issuance costs
  to 4,258,000 common shares issued                        -        (5,247)                            -           -         (5,247)

Exercise stock options for cash            107,000       107        53,393                             -           -         53,500

Exercise warrants for cash                 964,750       965       963,785                             -           -        964,750

Allotted 250,000 common shares
  at $6.25 per share                             -         -     1,562,500                             -           -      1,562,500

Stock option compensation                        -         -       188,365                             -           -        188,365

Other comprehensive income
 - foreign currency translation                  -         -             -       (80,838)              -     (80,838)       (80,838)

Comprehensive income
 - net (loss) for the period                     -         -             -      (403,777)       (403,777)          -       (403,777)
                                        ----------  --------  ------------    ----------    ------------   ---------   ------------
Comprehensive income (loss)                                                   $ (484,615)
                                                                              ==========
Balance, June 30, 2000                  16,064,750  $ 16,065  $ 18,449,272                  $ (3,666,527)  $ (30,789)  $ 14,768,021
                                        ==========  ========  ============                  ============   =========   ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)
(Expressed in US Dollars)

                                     April 1     Six Months     Six Months
                                     2000 to        Ended          Ended
                                     June 30       June 30        June 30
                                      2000          2000            1999
                                   ----------  ------------    ------------
Sales                              $  797,127  $  1,458,912    $          -
Cost of sales                         167,536       266,401               -
                                   ----------  ------------    ------------
Gross profit                          629,591     1,192,511               -
Selling expenses                     (483,941)     (800,825)              -
Administrative expenses
 - stock-based compensation                 -      (188,365)        (12,500)
 - other administrative expenses     (525,463)     (831,055)       (145,487)
                                   ----------  ------------    ------------
Operating loss                       (379,813)     (627,734)       (157,987)
Interest income                       195,273       219,325           9,399
                                   ----------  ------------    ------------
Loss before minority interest        (184,540)     (408,409)       (148,588)
Minority interest                      15,543         4,632               -
                                   ----------  ------------    ------------
Net (loss) for the period          $ (168,997) $   (403,777)   $   (148,588)
                                   ==========  ============    ============
(Loss) per share
      Basic and diluted                        $      (0.03)   $      (0.01)
                                               ============    ============
Weighted average number of
  common shares outstanding
      Basic and diluted                          12,966,298      10,034,724
                                               ============    ============

The accompanying notes are an integral part of these financial statements.


Comparative figures for the corresponding period from April 1, 1999 to June 30, 1999 are not available. The Company had nominal operations for the first three months of its fiscal year ended December 31, 1999.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Six-month Period Ended June 30, 2000
(Unaudited)
(Expressed in US Dollars)
                                                        2000          1999
                                                    -----------   ------------
Cash flows from (used in) operating activities
   Net (loss) for the period                         $ (403,777)  $   (148,588)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - loan bonus fee                                          -            90
     - stock-based compensation expense                  188,365        12,500
     - depreciation of fixed assets and
         amortization of licence and permit              303,052        10,269
     - minority interests                                 (4,632)            -
                                                     -----------  ------------
                                                          83,008      (125,729)
   Changes in assets and liabilities:
     - accounts receivable                              (243,085)            -
     - inventories                                      (146,302)            -
     - prepaid expenses and deposits                    (467,377)     (208,740)
     - accounts payable and accrued liabilities         (724,142)       (1,126)
                                                     -----------  ------------
                                                      (1,497,898)     (335,595)
                                                     -----------  ------------
Cash flows used in investing activities
  Purchase of fixed assets                              (318,708)            -
  Purchase of term deposits                           (2,000,500)            -
  Purchase of licence                                   (250,000)            -
  Initial payment on the acquisition of Hua Xin                -    (1,500,000)
                                                     -----------  ------------
                                                      (2,569,208)   (1,500,000)
                                                     -----------  ------------
Cash flows from financing activities
  Loan proceeds                                        1,411,140       600,000
  Proceeds from issuance of shares                     1,018,250             -
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs             8,611,603             -
  Funds contributed by non-controlling interest          403,380             -
                                                     -----------  ------------
                                                      11,444,373       600,000
                                                     -----------  ------------
Foreign exchange gain on cash held
  in foreign currency                                      2,895        35,535
                                                     -----------  ------------
Increase in cash and cash equivalents                  7,380,162    (1,200,060)
Cash and cash equivalents, beginning of period           617,262     1,380,355
                                                     -----------  ------------
Cash and cash equivalents, end of period             $ 7,997,424  $    180,295
                                                     ===========  ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


1.   Nature of Business

     The Company was formed on August 22, 1989 as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceuticals Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition (see Note 3). During 1998, the Company was a development stage enterprise.

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

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


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

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


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

          The Company is operating in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between U.S. dollars and the Chinese currency RMB. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables, the balances of which are stated on the balance sheet. The Company places its cash in high credit quality financial institutions. Concentration of credit risk with respect to trade receivables are limited due to the Company's large number of diverse customers in different locations in China. The Company does not require collateral or other security to support financial instruments subject to credit risk.

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

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)

2.   Significant Accounting Policies   (continued)

     (k)  Cash and Cash Equivalents

          Cash equivalents usually consist of high liquid investments with maturities of three months or less. As at June 30, 2000, cash equivalents consist of commercial papers and term deposits.

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

     (o)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of 4,858,000 warrants and 1,555,500 stock options outstanding at June 30, 2000 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


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

               If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (e.g., within six months) to the same individual should be considered in substance a modified (variable) option.

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

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


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
                                                     ======

4.   Acquisition of Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin")

     Huaxin, a Chinese company, which the Company owns 75%, was formed to acquire the following assets and liabilities from another Chinese company engaged in the development, production and sale of certain pharmaceutical products in China. The Company paid US$3,000,000 cash for its 75% interest on June 11, 1999. The allocation of the acquisition costs, based on appraised values as at June 11, 1999, are as follows:


      Cash and cash equivalents     RMB       750,000       US$       90,909
      Inventories                           2,808,382                340,410
      Fixed assets                         12,397,202              1,502,691
      Licence and permit                   20,602,798              2,497,309
      Accounts payable                     (3,558,382)              (431,319)
                                           ----------              ---------
      Net asset                     RMB    33,000,000       US$    4,000,000
                                           ==========              =========
      75% thereof                   RMB    24,750,000       US$    3,000,000
                                           ==========              =========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


5.   Fixed Assets

                                                 June 30, 2000
                                   -----------------------------------------
                                                   Accumulated     Net book
                                       Cost       depreciation      value
                                   -----------    ------------   -----------
 Motor vehicles                    $   100,234     $   7,397     $    92,837
 Land lease                            905,207        37,717         867,490
 Office equipment and furniture        173,070        47,185         125,885
 Land improvements                      14,781         3,695          11,086
 Leasehold improvements                805,691        68,897         736,794
 Production equipment                1,193,648       248,730         944,918
                                   -----------     ---------     -----------
                                   $ 3,192,631     $ 413,621     $ 2,779,010
                                   ===========     =========     ===========

     The government of China granted a land lease to Kailong for a period of fifty (50) years, starting June 8, 1998. All fixed assets are located in China.

     Depreciation expense was $252,705 for the period ended June 30, 2000.

6.   Bank Loans

     RMB 3,000,000, bearing interest at 5.85% per annum
     and due on August 4, 2000                                     $    362,083

     RMB 2,000,000, bearing interest at 5.85% per annum
     and due on September 21, 2000                                      241,388

     RMB 7,800,000, bearing interest at 5.85% per annum
     and due on January 21, 2001. The loan is secured
     by the term deposit.                                               941,415

     RMB 4,000,000, bearing interest at 5.58% per annum
     and due on December 12, 2000.  The loan is secured
     by the term deposit.                                               482,777
                                                                   ------------
     Total                                                         $  2,027,663
                                                                   ============

     The weighted average interest rate at June 30, 2000 was 5.79%.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


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

          Allwin is not subject to income taxes.

          As at June 30, 2000, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $1,256,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended June 30, 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                 June 30, 2000

          Tax loss carryforwards                                   $  427,000
          Stock-based compensation                                     64,000
          Less: valuation allowance                                  (491,000)
                                                                   ----------
                                                                   $        -
                                                                   ==========

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                                 June 30, 2000
                                                                 -------------

          Federal statutory income tax rate                              34%
          Change in valuation allowance                                 (34%)
                                                                        ----
          Effective income tax rate                                        -
                                                                        ====

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


8.   Stock Options and Warrants

     (a) A summary of the status of the Company's stock options as of June 30, 2000 and the changes during the period then ended is presented as follows:

                                                               Weighted Average
                                                  Shares        Exercise Price
                                                 ---------     ----------------


     Balance outstanding, December 31, 1999      1,520,000         $     0.58

     Granted                                       142,500         $     5.40

     Exercised                                    (107,000)        $     0.50
                                                 ---------         ----------
     Balance outstanding, June 30, 2000          1,555,500         $     1.03
                                                 =========         ==========
     Balance exercisable, June 30, 2000          1,303,750         $     1.04
                                                 =========         ==========

          The weighted average remaining contractual life of the options outstanding at June 30, 2000 was 3.30 years.

     (b)  Stock options outstanding as at June 30, 2000:


                                   Exercise Price
      Number of Options               Per Share           Expiry Date
      -----------------            --------------         -----------
            800,000                     $0.50             December 16, 2003
             50,000                     $0.50             June 15, 2001
            275,000                     $0.50             November 5, 2004
            235,000                     $0.50             November 9, 2004
             60,000                     $2.50             November 9, 2004
             28,000                     $0.50             January 5, 2005
            107,500                     $7.00             February 22, 2005

     (c)  Share purchase warrants outstanding as at June 30, 2000:


                                    Exercise Price
      Number of Warrants               Per Share          Expiry Date
      ------------------            --------------        -----------
            600,000                     $2.50             October 28, 2000
          4,258,000                     $2.50             January 1, 2001

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


8.   Stock Options and Warrants   (continued)

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


8.   Stock Options and Warrants (continued)

     (d)  (continued)

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

                                                                      2000

           Net loss for the period:
           - as reported                                          $   (403,777)
           - pro-forma                                              (1,212,819)
                                                                  ------------
           Basic and diluted loss per share:
           - as reported                                                 (0.03)
           - pro-forma                                                   (0.09)
                                                                  ------------

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)


8.   Stock Options and Warrants (continued)

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



                                                                                  Weighted
                Number of                               Risk Free    Expected     Average
     Year        Options      Dividend      Expected     Interest      Lives     Fair Value
   Granted       Granted       Yields      Volatility      Rate      in Years    of Options
------------- ------------ ------------- ------------- ------------ ----------- ------------

    1998        1,200,000       0%           56%          5.50%        5.00         $1.13
    1999          620,000       0%           98%          4.75%        4.76         $1.918
    2000          142,500       0%           108%         5.20%        5.00         $6.67



9.   Related Party Transactions

     The Company incurred the following expenses to the directors:

                                                                 June 30, 2000
                                                                 -------------
      Management fees                                               $36,000
                                                                    =======

10.  Commitments

     (a) During the period, the Company and the other shareholder of Kailong entered into an agreement that the Company will pay US$250,000 (paid) and issue 250,000 common shares to increase the Company's interest in Kailong to 95%. The Company is, therefore, committed to issue the 250,000 common shares.

     (b) The Company has capital expenditure commitments of US $115,000 to purchase certain bio-technology equipment.

     (c) The Company has entered into a drug licence and related technology transfer agreement in August, 1999 for a total transfer price of RMB 5,500,000 (approximately US$664,000). RMB 1,000,000 (US$120,700) is payable upon the signing of the agreement. The Company paid a deposit of RMB 500,000 (US$60,300) in 1999. The Company is committed to pay the remaining RMB 5,000,000 (approximately US$603,700).

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2000
(Unaudited)
(Expressed in US Dollars)



10.  Commitments (continued)

     (d) The Company entered into a drug licence ("rhTPO") and related technology transfer agreement in August, 1999 for a total transfer price of RMB 4,500,000 (approximately US$543,100). During the period, the Company paid a deposit of RMB 4,000,000 (US$482,800). The Company is committed to pay the remaining RMB 500,000 (approximately US$60,300) according to the agreement.

     (e) The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,100) per annum until June 11, 2009. Minimum payments required for the next five years under the agreement are as follows:


          2001                    RMB  3,000,000       US$    362,100
          2002                         3,000,000              362,100
          2003                         3,000,000              362,100
          2004                         3,000,000              362,100
          2005                         3,000,000              362,100
          2006 - 2009                 10,375,000            1,252,200
          -----------------------------------------------------------
          Total                   RMB 25,375,000       US$  3,062,700
          ======================================= ===================

11.  Non-cash Financing Activities

     During the period, 250,000 common shares were allotted for the acquisition of additional 20% interest of Kailong (see Note 10a).

12.  Comparative Figures

     Certain 1999 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

Overview

The Company (or "Dragon") was formed on August 22, 1989, under the name First Geneva Inc. First Geneva Investment's business was to evaluate businesses for possible acquisition. On July 28, 1998, First Geneva Investment entered into a share exchange agreement with Allwin Newtech. Allwin Newtech was formed in 1998 for the purpose of developing and marketing pharmaceutical drugs for sale in China. Prior to the acquisition of Allwin Newtech, First Geneva Investments had no operations. On September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc.

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of calendar 1999.

On March 30, 2000, the Allwin Newtech (a wholly-owned subsidiary of the Company) entered into an agreement to increase its equity interest in Sanhe Kailong Bio-pharmaceutical Co., Ltd. from 75% to 95%. The Company paid $250,000 and is committed to issue 250,000 common shares to increase its equity interest. To date, due to administrative delays, the shares have not yet been issued but are represented as common shares allotted on the Company's financial statements.

Results of Operations

The Company initiated quarterly financial reporting in September 1999. For this reason, no comparison is available between the three and six month periods ending June 30, 1999 and June 30, 2000. The following is management's discussion and analysis. Because the Company is beginning production, it should not be indicative for the anticipated results of operation for the year end December 31, 2000.

Revenues. Revenue results primarily from the sale of EPO in China. Revenue for the three months period ending June 30, 2000, was $797,127 and revenue for the six months ended June 30, 2000 was $1,458,912. Cost of sales for the three months ended June 30, 2000, of $167,536 is attributed to the production costs of the pharmaceutical products. The cost of sales for the six months ended June 30,

2000, was $266,401. During the three months ended June 30, 2000, Dragon had interest income of $195,273. Interest income for the six months ended June 30, 2000, was $219,325. Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the last quarter of 1999.

Expenses. Total expenses for the three months ended June 30, 2000, were$1,009,404. The major expense incurred in the second quarter of 2000 related to the selling of pharmaceutical products and represented approximately 48% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant expenses for the three months ended June 30, 2000, included depreciation of intangible assets of $133,927, bad debt write offs of $22,142, and loan interest of $24,434. Management fees of $32,146 include $18,000 paid to one director for services during the second quarter ended June 30, 2000. The depreciation of intangible assets relates to the amortization of the drug license to produce EPO.

Total expenses for the six month period ended June 30, 2000, were $1,820,245. The expenses relating to the selling of pharmaceutical products represented approximately 44%. Other major expenses included stock option compensation (10%) and other administrative expenses (46%).

Net and Comprehensive Loss. Dragon had a net loss of $184,540 and a comprehensive loss of $168,997 for the three month period endingJune 30, 2000. Calculated in the comprehensive loss for the period was a minority interest gain of $15,543.

The Company's net loss for the six month period ended June 30, 2000, was $408,409. The comprehensive loss for the same period was $403,777 which includes a minority interest gain of $4,632.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the six months ended June 30, 2000. The loss per share for the six month period ending June 30, 2000, was $0.03. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Dragon is a pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings. However, the Company may finance future operations through additional equity financings, if necessary. As of June 30, 2000, the Company's working capital was $9,339,366. As of December 31, 1999, the Company's working capital was

$8,405,788. In September 1998, the Company raised $1 million through the sale of 2,000,000 shares of common stock. The proceeds raised were used working capital. In April 1999, the Company entered into a $600,000 loan agreement. The $600,000 loan beared interest at 8% and matured in six months with the right of the Company to extend the maturity date by an additional six months in September 1999. As an additional inducement, the Company issued 90,000 shares of common stock to the lender. In September 1999 the Company exercised its option to extend the loan by a period of six months. This debt was subsequently converted into common stock.

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

During the three months ended June 30, 2000, the Company received $964,750 through the exercise of warrants. These warrants were issued to shareholders through the acquisition of Allwin Newtech on August 17, 1998. A total of 964,750 Common Shares were issued pursuant to the exercise of these warrants. An additional 35,250 warrants were exercised prior to the end of the three month period but the shares had not been issued as of June 30, 2000, and are therefore not reflected in the Consolidated Statement of Stockholders' Equity.


PART II.       OTHER INFORMATION

Items 1, 3, 4 and 5

None.

Item 2.

Warrants to purchase 1,000,000 shares of common stock that were issued to 14 foreign entities or persons in connection with the merger with Allwin Newtech in August 1998, were exercised during the quarter ended June 30, 2000. The Company received proceeds of $1 million which will be used for working capital. The Company relied on Regulation S as an exemption from registration under the Securities Act of 1933.

Item 6.

(a)     Exhibit 27.  Financial Data Schedule

(b)     Reports on 8-K

None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DRAGON PHARMACEUTICAL INC.
                                                  (Registrant)



Dated:  August 11, 2000                     /s/   Dr. Ken Cai
                                            -----------------------------------
                                            Dr. Ken Cai
                                            Chief Financial Officer