Form 10QSB
period 2000-09-30
DRAGON PHARMACEUTICALS INC
filed 2000-11-13
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission file number 0-27937


                           DRAGON PHARMACEUTICAL INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Florida                                     65-0142474
 --------------------------------             ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


                        543 Granville Street, Suite 1200
                           Vancouver, British Columbia
                                 Canada V6C 1X8
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (604) 669-8817
                           ---------------------------
                           (Issuer's telephone number)


                  (Former address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X         No

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2000:
16,100,000

PART 1.  FINANCIAL STATEMENTS


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Balance Sheet
September 30, 2000
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and cash equivalents                               $        7,553,866
  Term deposits                                                    2,000,500
  Accounts receivable                                                719,875
  Inventories                                                        901,486
  Prepaid and deposits                                               810,084
                                                          -------------------
Total current assets                                              11,985,811

Fixed assets                                                       3,297,178

Licence and permit                                                 3,878,613
                                                          -------------------
Total assets                                              $       19,161,602
                                                          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                              $        2,028,936
  Accounts payable and accrued liabilities                         1,438,442
                                                          -------------------
Total current liabilities                                          3,467,378
                                                          -------------------
Minority interests                                                 1,277,895
                                                          -------------------
Commitments and contingencies (Note 8)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  16,100,000 common shares                   16,100

Additional paid in capital                                        18,501,497

Accumulated other comprehensive income (loss)                       (71,766)

Accumulated deficit                                              (4,029,502)
                                                          -------------------

Total stockholders' equity                                        14,416,329
                                                          -------------------

Total liabilities and stockholders' equity                $       19,161,602
                                                          ===================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Nine-month Period Ended September 30, 2000
(Unaudited)
(Expressed in US Dollars)
-------------------------------------------------------------------------------

                                                                                                        Accumulated      Total
                                                              Additional                                  other          Stock-
                                         Common stock          paid-in    Comprehensive     Deficit    comprehensive     holders
                                        Shares      Amount     capital    income (loss)   accumulated   income (loss)    equity
                                    ------------- ---------  ------------ -------------- ------------  --------------  ------------

Balance, December 31, 1999          10,735,000      $10,735  $15,690,734                 $(3,262,750)   $     50,049  $ 12,488,768

Issued 4,258,000 common shares
  previously allotted                4,258,000        4,258       (4,258)                          -               -             -

Additional share issuance costs to
   4,258,000 common shares issued                         -       (5,247)                          -               -        (5,247)

Exercise stock options for cash        107,000          107       53,393                           -               -        53,500

Exercise warrants for cash           1,000,000        1,000      999,000                           -               -     1,000,000

Allotted 250,000 common shares
  at $6.25 per share                         -            -    1,562,500                           -               -     1,562,500

Stock option compensation                    -            -      205,375                           -               -       205,375

Other comprehensive income
 - foreign currency translation              -            -            -      (121,815)            -        (121,815)     (121,815)

Comprehensive income
 - net (loss) for the period                 -            -            -      (766,752)     (766,752)              -      (766,752)
                                    ------------- ---------  ------------ -------------- ------------  --------------  ------------
Comprehensive income (loss)

Balance, September 30, 2000         16,100,000      $16,100  $18,501,497 $    (888,567)  $(4,029,502)   $    (71,766)  $14,416,329
                                    ============= =========  ============ ============== ============  ==============  ============




The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                     July 1               Nine Months            Nine Months
                                                     2000 to                  Ended                  Ended
                                                   September 30            September 30           September 30
                                                      2000                    2000                   1999
                                              ------------------       -----------------      ------------------

Sales                                         $         739,062        $      2,197,974       $        333,555

Cost of sales                                           185,519                 451,920                104,080
                                              ------------------       -----------------      ------------------
Gross profit                                            553,543               1,746,054                229,475

Selling expenses                                       (596,546)             (1,397,371)              (213,475)

Administrative expenses
 - stock-based compensation                             (17,010)               (205,375)               (12,500)
 - other administrative expenses                       (537,410)             (1,368,465)              (354,632)
                                              ------------------       -----------------      ------------------
Operating loss                                         (597,423)             (1,225,157)              (351,132)

Interest income                                         172,370                 391,695                 14,263
                                              ------------------       -----------------      ------------------
Loss before minority interest                          (425,053)               (833,462)              (336,869)

Minority interest                                        62,078                  66,710                 49,610
                                              ------------------       -----------------      ------------------
Net (loss) for the period                     $        (362,975)       $       (766,752)      $       (287,259)
                                              ==================       =================      ==================
(Loss) per share
      Basic and diluted                       $           (0.03)      $           (0.06)      $          (0.03)
                                              ==================       =================      ==================
Weighted average number of
  Common shares outstanding
      Basic and diluted                              12,812,981              12,812,981             10,053,352
                                              ==================       =================      ==================



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Nine-month Periods Ended September 30, 2000 and 1999
(Unaudited)
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                2000                1999
                                                                           -------------       --------------

Cash flows from (used in) operating activities
 Net (loss) for the period                                                 $   (766,752)       $   (287,259)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   - loan bonus fee                                                                  --                  90
   - stock-based compensation expense                                           205,375              12,500
   - depreciation of fixed assets and amortization of
        Licence and permit                                                      475,404             119,273
   - minority interests                                                         (66,710)            (49,610)
                                                                           -------------       --------------
                                                                               (152,683)           (205,006)
  Changes in non-cash  working  capital  items,
   net of effect of acquisition of subsidiary:
   - accounts receivable                                                        (79,132)           (328,738)
   - inventories                                                               (243,520)           (165,724)
   - prepaid expenses and deposits                                             (342,144)           (354,358)
   - accounts payable and accrued liabilities                                  (531,008)            217,438
                                                                           -------------       --------------
                                                                             (1,348,487)           (836,388)
                                                                           -------------       --------------
Cash flows used in investing activities
  Purchase of fixed assets                                                     (895,857)            (68,857)
  Purchase of term deposits                                                  (2,000,500)                 --
  Purchase of license                                                          (250,000)                 --
  Initial payment on the acquisition of Huaxin,
    net of cash acquired                                                             --          (1,410,448)
                                                                           -------------       --------------
                                                                             (3,146,357)         (1,479,305)
                                                                           -------------       --------------
Cash flows from financing activities
  Loan proceeds                                                               1,412,413           1,205,627
  Proceeds from issuance of shares                                            1,053,500                  --
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                    8,611,603                  --
 Funds contributed by non-controlling interest                                  403,380                  --
                                                                           -------------       --------------
                                                                             11,480,896           1,205,627
                                                                           -------------       --------------
Foreign exchange gain on cash held
  in foreign currency                                                           (49,448)             53,802
                                                                           -------------       --------------
Increase in cash and cash equivalents                                         6,936,604          (1,056,264)

Cash and cash equivalents, beginning of period                                  617,262           1,380,355
                                                                           -------------       --------------
Cash and cash equivalents, end of period                                   $  7,553,866        $    324,091
                                                                           =============       ==============



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Nature of Business

       The Company was formed on August 22, 1989 as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceutical Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition (see Note 3). During 1998, the Company was a development stage enterprise.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

               The carrying value of cash and cash equivalents, term deposits,accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

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

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

               Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at September 30, 2000, cash equivalents consist of commercial papers and redeemable term deposits.

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

Loss Per Share

               Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of 4,858,000 warrants and 1,555,500 stock options outstanding at September 30, 2000 are anti-dilutive, however, they may be dilutive in future.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

3.  Fixed Assets


                                                              September 30, 2000
                                                  -------------------------------------------
                                                                  Accumulated       Net book
                                                      Cost       depreciation          value
                                                  ----------- ---------------- --------------

       Motor vehicles                              $ 100,296  $        13,601  $      86,695
       Land lease                                    905,775           42,270        863,505
       Office equipment and furniture                189,868           45,284        144,584
       Land improvements                              14,791            4,067         10,724
       Leasehold improvements                      1,028,520           87,680        940,840
       Production equipment                        1,532,494          281,664      1,250,830
                                                  ----------- ---------------- -------------
                                                  $3,771,744  $       474,566  $   3,297,178
                                                  =========== ================ ==============

       The government of China granted a land lease to Kailong for a period of fifty (50) years, starting June 8, 1998. All fixed assets are located in China.

       Depreciation expense was $188,614 for the period ended September 30, 2000.

4.   Bank Loans


       RMB 3,000,000, bearing interest at 5.85% per annum and due on
       August 15, 2001                                                                                $   362,310

       RMB 2,000,000, bearing interest at 5.85% per annum and due on July 31, 2001                        241,540

       RMB 7,800,000, bearing interest at 5.85% per annum and due on January 26, 2001.  The loan
       is secured by the  term deposit.                                                                   942,006

       RMB 4,000,000, bearing interest at 5.58% per annum and due on December 12, 2000.  The
       loan is secured by the term deposit.                                                               483,080
                                                                                                       ----------
       Total                                                                                           $2,028,936
                                                                                                       ==========


       The weighted average interest rate at September 30, 2000 was 5.79%.

NOTES TO FINANCIAL STATEMENTS

5.   Income Taxes

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

              Allwin is not subject to income taxes.

              As at September 30, 2000, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $1,610,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended September 30, 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:



                                                                               September 30, 2000
                                                                               -------------------
   Tax loss carryforwards                                                      $        547,400
   Stock-based compensation                                                              70,000
   Less: valuation allowance                                                           (617,400)
                                                                               ===================
                                                                               $              -
                                                                               ===================

    A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:


                                                                               September 30, 2000
                                                                               -------------------
   Federal statutory income tax rate                                                     34%
   Change in valuation allowance                                                        (34%)
                                                                               -------------------
   Effective income tax rate                                                              -
                                                                               ===================


NOTES TO FINANCIAL STATEMENTS

6.   Stock Options and Warrants

A summary of the status of the Company's stock options as of September 30, 2000 and the changes during the period then ended is presented as follows:


                                                                                        Weighted Average
                                                                         Shares          Exercise Price
                                                                     -----------        ----------------

                                                                      1,520,000          $         0.58
   Balance outstanding, December 31, 1999

   Granted                                                              142,500          $         5.40

   Exercised                                                           (107,000)         $         0.50
                                                                       ---------         ---------------
   Balance outstanding, September 30, 2000                           $1,555,500          $         1.03
                                                                     ===========         ===============
   Balance exercisable, September 30, 2000                            1,303,750          $         1.04
                                                                     ===========         ===============

   The weighted average remaining contractual life of the options outstanding at September 30, 2000 was 3.30 years.


Stock options outstanding as at September 30, 2000:


                                      Underlying           Exercise Price
       Number of Options               Shares                Per Share         Expiry Date
       -----------------              ----------           ---------------   -------------------

            800,000                    800,000                $0.50           December 16, 2003
             50,000                     50,000                $0.50           June 15, 2001
            275,000                    275,000                $0.50           November 5, 2004
            235,000                    235,000                $0.50           November 9, 2004
             60,000                     60,000                $2.50           November 9, 2004
             28,000                     28,000                $0.50           January 5, 2005
            107,500                    107,500                $7.00           February 22, 2005

Share purchase warrants outstanding as at September 30, 2000:


              Number                  Underlying          Exercise Price
           of Warrants                  Shares              Per Share            Expiry Date
          ------------               ------------         ----------------    -------------------
              600,000                    600,000               $2.50           October 28, 2000
            4,258,000                  4,258,000               $2.50           January 1, 2001


NOTES TO FINANCIAL STATEMENTS

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

              On January 5, 2000, the Company adopted another Stock Option Plan ("the 2000 A Plan") for the grant of options to employees of the Company to purchase up to 35,000 common stocks at an exercise price of $0.50 per share for a period of five years. Options granted under the 2000 A Plan vest over a period of two-year period at a rate of 20% upon grant, 40% on the first anniversary of grant, 40% on the second anniversary of grant. $85,050 were charged to income in 2000.

NOTES TO FINANCIAL STATEMENTS

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


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants awarded in 1998,1999 and 2000, respectively:


                                                                                             Weighted
                      Number of                                Risk Free     Expected        Average
          Year        Options     Dividend     Expected        Interest       Lives         Fair Value
        Granted       Granted      Yields     Volatility         Rate         in Years      of Options
     --------------- ----------- ----------- -------------- -------------- ------------- ---------------
          1998        1,200,000        0%          56%          5.50%          5.00           $1.13
          1999          620,000        0%          98%          4.75%          4.76           $1.918
          2000          142,500        0%          108%         5.20%          5.00           $6.67

NOTES TO FINANCIAL STATEMENTS

7.  Related Party Transactions

       The Company incurred the following expenses to the directors:

                                    2000               1999
                                   -------            -------
       Management fees             $54,000            $72,000

8.   Commitments


The Company has capital expenditure commitments of US $115,000 to purchase certain bio-technology equipment.

The Company has entered into a drug licence and related technology transfer agreement in August, 1999 for a total transfer price of RMB 5,500,000
(approximately US$664,235). RMB 1,000,000 (US$120,770) is payable upon the signing of the agreement. The Company paid a deposit of RMB 500,000 (US$60,385) in 1999. The Company is committed to pay the remaining RMB 5,000,000 (approximately US$603,850).

The Company entered into a drug licence ("rhTPO") and related technology transfer agreement in August, 1999 for a total transfer price of RMB 4,500,000 (approximately US$543,480). During the period, the Company paid a deposit of RMB 4,000,000 (US$483,080). The Company is committed to pay the remaining RMB 500,000 (approximately US$60,400) according to the agreement.

The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,310) per annum until June 11, 2009. Minimum payments required for the next five years under the agreement are as follows:

 2001                 RMB  3,000,000  US$    362,310
 2002                      3,000,000         362,310
 2003                      3,000,000         362,310
 2004                      3,000,000         362,310
 2005                      3,000,000         362,310
 2006 - 2009              10,375,000       1,252,990
 ------------------- ---------------- ---------------
 Total                RMB 52,375,000  US$  3,064,540
 =================== ================ ===============

9.   Non-cash Financing Activities

During the period, 250,000 common shares were allotted for the acquisition of additional 20% interest of Kailong.

NOTES TO FINANCIAL STATEMENTS

10.   Subsequent Events

       Subsequent to the period end, 600,000 warrants were exercised for 600,000 shares at $2.50 per share.

11.   Comparative Figures

Certain 1999 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2000.

Item 2

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. which manufactures Erythropietin ("EPO") in China. The Company increased the efficiencies in Nanjing Huaxin Biotech Co. Ltd. production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of calendar1999.

On March 30, 2000, Allwin Newtech (a wholly-owned subsidiary of the Company) entered into an agreement to increase its equity interest in Sanhe Kailong Bio-pharmaceutical Co., Ltd. from 75% to 95%. The Company paid $250,000 and is committed to issue 250,000 common shares to increase its equity interest. To date, due to administrative delays, the shares have not yet been issued but are represented as common shares allotted on the Company's financial statements.

On June 6, 2000 Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing biopharmaceutical products outside China. On September 15, 2000 Dragon incorporated Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

The Company initiated quarterly financial reporting in September 1999. For this reason, no comparison is available between the three month period ending September 30, 1999 and September 30, 2000.

Revenues. Revenue results primarily from the sale of EPO in China. Revenue for the three months period ending September 30, 2000, was $739,062 and revenue for the nine months ended September 30, 2000 was $2,197,974. Cost of sales for the three months ended September 30, 2000, of $185,519 is attributed to the production costs of the pharmaceutical products. The cost of sales for the nine months ended September 30, 2000, was $451,920. During the three months ended

September 30, 2000, Dragon had interest income of $172,370. Interest income for the nine months ended September 30, 2000, was $391,695. Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the last quarter of 1999.

Expenses. Total expenses for the three months ended September 30, 2000, were $1,115,966. The major expense incurred in the second quarter of 2000 related to the selling of pharmaceutical products and represented approximately 53% of total expenses. The remaining major expense items are represented by Significant expenses for the three months ended September 30, 2000, included depreciation of intangible assets of $90,636, office and miscellaneous expenses of $54,418, and salaries and benefits of $73,559. Management fees of $28,054 include $18,000 paid to one director for services during the third quarter ended September 30, 2000. The depreciation of intangible assets relates to the amortization of the drug license to produce EPO.

Total expenses for the nine month period ended September 30, 2000, were $2,971,211. The expenses relating to the selling of pharmaceutical products represented approximately 47%. Other major expenses included stock option compensation (7%) and other administrative expenses (46%).

Net and Comprehensive Loss. Dragon had a net loss of $425,053 and a comprehensive loss of $362,975 for the three month period ending September 30, 2000. Calculated in the comprehensive loss for the period was a minority interest gain of $62,078.

The Company's net loss for the nine month period ended September 30, 2000, was $833,462. The comprehensive loss for the same period was $766,752 which includes a minority interest gain of $66,710.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the nine months ended September 30, 2000. The loss per share for the nine month period ending September 30, 2000, was $0.06. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Dragon is a pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company may finance future operations through additional equity financings, if necessary. As of September 30, 2000, the Company's working capital was $8,518,433. As of December 31, 1999, the Company's working capital was $8,405,788.

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

On October 14, 1999, the Company entered into securities purchase agreements with two investors located in Hong Kong. Under the terms of this agreement, the investors purchased, in the aggregate, 600,000 shares of common stock at $2.50 per share, with the Company raising in the aggregate $1.5 million. Administrative expenses.

On December 31, 1999, the Company closed a private placement raising $10,645,000 through the issue of 4,258,000 shares of common stock at a price of $2.50 per share. $600,000 of the gross proceeds from the December 1999 offering represented the conversion of the outstanding debt by the lenders into shares of common stock of the Company at a price of $2.50 per share.

One million common shares were issued through the exercise of warrants that expired on June 30, 2000. These warrants were issued to shareholders through the acquisition of Allwin Newtech on August 17, 1998. Gross proceeds from the exercise of the warrants were $1,000,000.

PART II. OTHER INFORMATION

Items 1, 3, and 4

None.

Item 2.(c)

On October 14, 1999, Dragon Pharmaceutical sold, in the aggregate, 600,000 shares of Common Stock at $2.50 per share to two investors located in Hong Kong. Further, as part of the securities purachse agreement, investors received warrants to purchase 600,000 shares of common stock in the aggregate at $2.50 per share. Each warrant is exercisable for a period of one year. The issuance of these shares of common stock and warrants were to investors residing outside the United States and were exempt pursuant to Regulation S. The company paid one individual who resides outside the United States a finder's fee in the amount of $105,000. On October 13 and 17, 2000, these two investors exercised their warrants to purchase 600,000 shares of common stock. The exercise of the warrant was exempt from registration pursuant to Regulation S.

Item 5

Acquisition Agreement with Alphatech Bioengineering Limited

         On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering Limited, a Hong Kong corporation owned by Mr. Longbin Liu and Mr. Philip Yuen. Mr. Liu is our president and one of our directors and Mr. Yuen is one of our directors. Under the terms of the acquisition agreement, we have agreed to purchase for $4 million Alphatech Bioengineering's rights and technology relating to the production of Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells, including the culturing of such cells, which act as a host expression system for the production of Hepatitis B vaccine protein, and the purification of Hepatitis B vaccine protein from the culture of the cells.

         In connection with entering into the acquisition agreement, Alphatech Bioengineering has made certain representations regarding the development of a cell-line of hamster ovary cells which act as a host expression system for the production of Hepatitis B vaccine protein including:

     o the cell-line of hamster ovary cells has been developed to the stage where the hamster ovary cells have the capacity to express Hepatitis B vaccine protein at levels in excess of 5 mg/liter;

     o the technology includes industrial scale fermentation and purification methods that are suitable for use in the commercial production of Hepatitis B vaccine protein for incorporation in a Hepatitis B vaccine for humans; and

     o within three months of a production facility of sufficient capacity being fully operational for industrial production, to the reasonable satisfaction of Alphatech Bioengineering, and staffed and equipped with a bioreactor system and purification process for the Hepatitis B vaccine protein:

          o the technology will have the capacity to support a sustained production at the production facility of at least 1,000,000 doses per year of Hepatitis B vaccine protein;

          o production facility of Hepatitis B vaccine protein will yield at least 5 mg/liter from the bioreactor and the recovery of the purified Hepatitis B vaccine protein of acceptable commercial quality meeting the standard of the State Drug Administration of China from media which would yield at least 50% or 2.5 mg/liter in the first three batches of commercial production; and

          o the direct production costs in China, based upon current prices, for the first one million doses of Hepatitis B vaccine, including all costs directly associated with the manufacture of Hepatitis B vaccine protein, will be less than US$1.00 per dose.

         In the event any of the representations and warranties made by Alphtech Bioengineering are breached by Alphatech Bioengineering, we will have the right to require Alphatech Bioengineering to reimburse us for the $4 million purchase price.

         Alphatech Bioengineering's rights and technology relating to the production of Hepatitis B vaccine is in the developmental stage, and Alphatech Bioengineering has no commercial production of or sales of Hepatitis B vaccine. The acquisition of Alphatech Bioengineering's rights and technology relating to the development of Hepatitis B vaccine is subject to customary representations and conditions. The aquisition was completed on October 23, 2000.

Item 6.

(a) Exhibit 10.10 Acquisition Agreement among Hogan Pharmaceutical Inc., Alphatech Bioengineering Limited, Mr. Longbin Liu and Mr. Philip Yuen.

     (i) Incorporated by reference to the Company's pre-effective amendment No. 3 to registration statement on Form SB-2 (SEC filing No. 333-37064) filed on October 20, 2000.

(b)  Exhibit 27. Financial Data Schedule

(c)  Reports on 8-K


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DRAGON PHARMACEUTICAL INC.
                                               (registrant)



Dated:  November 9, 2000                /s/ DR. KEN CAI
                                            ------------------------------------
                                            Dr. Ken Cai
                                            Chief Financial Officer
                                            (and authorized to sign on behalf
                                            of the registrant)