Form 10-K
period 2000-12-31
DRAGON PHARMACEUTICALS INC
filed 2001-04-16
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2000       Commission File Number 0-27937


                           DRAGON PHARMACEUTICAL INC.
             (Exact name of Registrant as specified in its charter)

          Florida                                      65-0142474
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                        543 Granville Street, Suite 1200
                       Vancouver, British Columbia V6C 1X8
                    (Address of Principal Executive Offices)

                                 (604) 669-8817
               (Registrant's telephone number including area code)


Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    --------      -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year: $3,175,561

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of March 15, 2001, was $17,628,406.

The number of shares outstanding of the issuer's common stock as of March 15, 2001, was 16,706,000.

Documents Incorporated By Reference: None

        With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends which may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception and needs additional capital to complete its business plan, all of which factors are set forth in more detail in the sections entitled "Risks Associated With Dragon Pharmaceutical" and "Management's Discussion and Analysis" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

        As used in this annual report, the terms "we," "us," "our," and the "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated.

                                     Part I

Item 1.  Business

General

        We are a development stage pharmaceutical and biotechnological company whose business plan is to develop, manufacture and market pharmaceutical products in China. We have acquired a 75% interest in a drug manufacturing company called Nanjing Huaxin Biotech Co. Ltd. located in Nanjing City, China and are currently implementing our proprietary technology which will allow
Nanjing Huaxin Biotech to produce drugs such as EPO in an efficient and cost-effective manner. Our strategy is to use our biotechnological expertise to produce and market pharmaceutical products primarily in China at costs which will be lower than those currently available.

Corporate History

Merger with First Geneva Investments, Inc.

        We were originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses. From 1989 to 1998, First Geneva Investments had no significant activity. On August 17, 1998, pursuant to a share exchange agreement, First Geneva Investments issued 7,000,000 shares of its common stock and 2,000,000 warrants with each warrant having the right to acquire one-half share of common stock at $0.50 per half share, or 1,000,000 shares of common stock at $1.00 per share in the aggregate, in exchange for all of the outstanding shares of Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech owns certain technology used to enhance the efficiency of producing EPO. As a result of the acquisition, the former shareholders of Allwin Newtech became 87.5% shareholders of First Geneva Investments and Allwin Newtech became its wholly-owned subsidiary. On September 21, 1998, First Geneva Investments changed its named to Dragon Pharmaceutical Inc. Prior to the reorganization, First Geneva Investments and its officers, directors and shareholders were not affiliated with Allwin Newtech and its officers, directors and shareholders.

Our Joint Ventures with Other Companies

Sanhe Kailong Bio-Pharmaceutical Limited

        On April 18, 1998, Allwin Newtech entered into a contract to acquire a 75% interest in a new joint venture called Sanhe Kailong Bio-pharmaceutical Limited, a corporation organized under the laws of China. Since that time, Allwin Newtech has increased its interest in Sanhe Kailong Bio- pharmaceutical Limited to 95%. The other 5% joint venture partner is Sinoway Biotech Limited. Sanhe Kailong was formed in 1998 for the purpose of developing, manufacturing and marketing pharmaceutical products in China.

        For its initial 75% interest, Allwin Newtech agreed to contribute approximately $1,000,000 and its technology to Sanhe Kailong. For its initial 25% interest, Sinoway Biotech was to contribute a contract to purchase a license to manufacture EPO and other drugs in China and a right to acquire a long- term lease of 25 acres of land at a pharmaceutical park located in the Yanjiao Special Economic Zone, China. Upon our acquisition of Allwin Newtech, we assumed Allwin Newtech's interest in Sanhe Kailong Bio-pharmaceutical and are currently evaluating our options under the joint venture agreement. To increase Allwin Newtech's position from 75% to 95% in Sanhe Kailong, on March 19, 1999, we agreed to pay $250,000 and to issue 250,000 shares of our common stock to Sinoway Biotech. Sinoway Biotech will continue to hold the remaining 5% interest. Messrs. Ken Cai, Greg Hall and Longbin Liu serve as directors of Sanhe Kailong. At this time, we have neither contributed the $1,000,000 for research and development nor our technology to Sanhe-Kailong. We have paid $250,000 to Sinoway Biotech to increase our interest in the joint venture but have not yet issued the 250,000 shares of stock. Due to our acquisition of Nanjing Huaxin and its license to manufacture EPO, we determined not to pursue EPO manufacturing through the Sanhe Kailong joint venture. Consequently, the contract to purchase a drug manufacturing license held by Sinoway Biotech was not deemed necessary and was therefore not contributed to Sanhe Kailong. Currently, Sanhe Kailong has no operations. Although no decision has been made, we may consider having Sanhe Kailong develop other pharmaceutical drugs. Sanhe Kailong was formed by Allwin Newtech for the purpose of the joint venture. Neither we nor Allwin Newtech had affiliation with Sinoway Biotech prior to the joint venture's formation.

Nanjing Huaxin Biotech Co. Ltd.

        On July 27, 1999, Allwin Newtech closed a share transfer agreement with the Nanjing Medical Group Ltd. whereby, effective June 11, 1999, Allwin Newtech purchased from the Nanjing Medical Group 75% of its equity interest in Nanjing Huaxin Biotech Co. Ltd. The total purchase price for the 75% equity interest was $4.2 million. Of the $4.2 million, $1,218,100 had been allocated as working capital for the joint venture. As at February 29, 2000, Dragon had fulfilled all payment obligations for the Nanjing Huaxin acquisition.

        Nanjing Huaxin Biotech Co. was formed and operates pursuant to a Sino-Foreign Joint Venture Contract between The Nanjing Medical Group Company Limited and Allwin Newtech. Under the terms of the Joint Venture Contract, Nanjing Huaxin Biotech's board of directors consists of five directors of which Allwin Newtech has the right to select three directors, including the chairman. Allwin

Newtech has selected Messrs. Liu, Cai and Hall as its representatives. Mr. Liu also serves as chairman to Nanjing Huaxin Biotech. The Nanjing Medical group has the right to select the remaining two representatives.

        Because of Allwin Newtech's majority ownership and majority representatives on the Nanjing Huaxin Biotech's board, Allwin Newtech controls Nanjing Huaxin Biotech's operations in the ordinary course of business. However, the following transactions by Nanjing Huaxin Biotech requires the unanimous approval by its board: (1) amending Nanjing Huaxin Biotech's articles of association; (2) liquidating Nanjing Huaxin Biotech; (3) increasing or decreasing Nanjing Huaxin Biotech's registered capital; (4) mortgaging Nanjing Huaxin Biotech's assets; and (5) merging Nanjing Huaxin Biotech.

        Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. Nanjing Huaxin currently manufactures approximately [300,000] doses of EPO annually; however we believe that the Nanjing Huaxin EPO production has been hampered by out-of-date technology. As part of our business strategy, we have supplied management assistance and capital investment to upgrade Nanjing Huaxin's facilities and implemented our production technology to increase production efficiency and decrease production costs. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military. We had no affiliation with Nanjing Medical Group or Nanjing Huaxin Biotech prior to entering into the share transfer agreement.

        Nanjing Huaxin currently produces EPO in China for kidney dialysis applications and Chinese governmental approval for cancer therapy applications is anticipated by the fall of 2001.

        Originally, we contemplated entering the EPO market by acquiring an EPO license and building a manufacturing facility through our interest in Sanhe Kailong. This strategy would have required a large capital investment by us. In light of the anticipated capital investment in Sanhe Kailong, we acquired a 75% interest in Nanjing Huaxin which has an existing facility and necessary permits and licenses. Nanjing Huaxin has previously been producing an estimated 300,000 vials of EPO per year and markets its EPO under the name "Ning Hong Xin." We are currently evaluating our options regarding our investment in Sinoway Biotech.

Marketing and License Agreements

        In August and October of 2000, Allwin Biotrade Ltd., our wholly-owned subsidiary, entered into a series of marketing and license agreements.

        On August 9, 2000, Allwin Biotrade entered into a marketing and license agreement with Duopharma (Malaysia) SDN.BMD granting Duopharma an exclusive license to sell, formulate, vial and package EPO under the name "Hemotin" for the use in the treatment of anemia associated with chronic renal failure, as well as for any other medical purpose approved by the governing regulatory bodies of Malaysia or the People's Republic of China, for use in Malaysia, Singapore, Indonesia, Brunei, East Timor, Cambodia, Thailand, Vietnam, the Philippines, Laos, and Myanmar. Duopharma will be responsible for obtaining, at its expense, all registrations from applicable regulatory authorities in order to permit the sale of EPO in Duopharma's market areas, although Allwin Biotrade will be responsible in assisting Duopharma in obtaining such approvals. Further, Duopharma will have the right of first refusal for the sale of additional biotechnology or pharmaceutical drugs for which Allwin Biotrade may from time to time have rights to license or sublicense. The Duopharma marketing and license agreement is for a period of five years, and renews automatically for successive one year terms.

        On October 2, 2000, Allwin Biotrade entered into a marketing and license agreement with Fargin S.A., a company having offices in Uruguay, granting Fargin an exclusive license to sell, formulate, vial and package EPO under the names "Hemotin" and "NingHongXin" for the use in the treatment of anaemia associated with chronic renal failure, as well as for any other medical purpose approved by the governing regulatory bodies of Brazil or the People's Republic of China, for use in Brazil, the Dominican Republic, Argentina, Uruguay, Chile, and Paraguay. Fargin will be responsible for obtaining, at its expense, all registrations from applicable regulatory authorities in order to permit the sale of the EPO in Fargin's designated market, although Allwin Biotrade will be responsible in assisting Fargin in obtaining such approvals. Further, Fargin will have the right of first refusal for the sale of additional biotechnology or pharmaceutical drugs for which Allwin Biotrade may from time to time have rights to license or sublicense. The Fargin marketing and license agreement is for a period of seven years, and renews automatically for successive two year periods.

        On October 8, 2000, Allwin Biotrade entered into a marketing and license agreement with Yoo & Yoo BioTech Co., Ltd., a company having offices in the Republic of Korea, granting Yoo & Yoo an exclusive license to sell, formulate, vial and package EPO under the name "Hemotin" and "NingHongXin" for the use in the treatment of anemia associated with chronic renal failure, as well as for any other medical purpose approved by the governing regulatory bodies of the People's Republic of China, for use in the Republic of Korea and the Democratic People's Republic of Korea. Yoo & Yoo will be responsible for obtaining, at its expense, all registrations from applicable regulatory authorities in order to permit the sale of the EPO Yoo & Yoo's market areas although Allwin Biotrade will be responsible in assisting Yoo & Yoo in obtaining such approvals. Further, Yoo & Yoo will have the right of first refusal for the sale of additional biotechnology or pharmaceutical drugs for which Allwin Biotrade may from time to time have rights to license or sublicense. The Yoo & Yoo marketing and license agreement is for a period of seven years, and renews automatically for successive one year periods.

Acquisition Agreement with Alphatech Bioengineering Limited

        On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering Limited, a Hong Kong corporation owned by Mr. Longbin Liu and Mr. Philip Yuen. Mr. Liu is our president and one of our directors and Mr. Yuen is one of our directors. Under the terms of the acquisition agreement, we have agreed to purchase Alphatech Bioengineering's rights and technology relating to the production of Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells including the culturing of such cells, which act as a host expression system for the production of Hepatitis B vaccine protein, and the purification of Hepatitis B vaccine protein from the culture of such cells.

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

               o production facility of Hepatitis B vaccine protein will yield at least 5 mg/liter from the bioreactor and the recovery of the purified Hepatitis B vaccine protein of acceptable commercial quality meeting the standard of the State Drug Administration of China from media which would yield at least 50% or 2.5 mg/liter in the first three batches of commercial production; and

               o the direct production costs in China, based upon current prices, for the first one million does of Hepatitis B vaccine, including all costs directly associated with the manufacture of Hepatitis B vaccine protein, will be less than US$1.00 per dose.

        In the event any of the representations and warranties made by Alphatech Bioengineering are breached by Alphatech Bioengineering, we will have the right to require Alphatech Bioengineering to reimburse us for the $4 million purchase price.

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

        Subsequent to the end of the fiscal year, on March 22, 2001, the Company entered into a letter of intent with Alphatech to allow the Company to pursue additional options for the Hepatitis B Vaccine project. Under the terms of the letter of intent, the Company will explore different options for the Hepatitis B Vaccine project including, but not limited to, joint venture partnerships, establishing a production facility, and selling the project to a third party.

        In the event that the Company does not find an option suitable to the Company within nine months from the date of the Definitive Agreement, Dr. Longbin Liu, one of the principals of Alphatech, will repurchase the Hepatitis B Vaccine project and assume operational development. The purchase price will be US $4.0 million, which was the purchase price which Dragon originally paid to Alphatech.

Pharmaceutical Products

        Erythropoietin or EPO. EPO is a glycoprotein that stimulates and regulates the rate of formation of red blood cells. In the adult human, EPO is produced by the kidneys and acts on precursor cells to stimulate cell proliferation and differentiation into mature red blood cells. Kidney disease and chemotherapy or radiation therapy for treating cancer may impair the body's ability to produce EPO and, in turn, reduce the level of red blood cells to less than one-half that of healthy humans. The shortage of red blood cells leads to insufficient delivery of oxygen throughout the body. The result is anemia, which afflicts 90% of all dialysis patients. Symptoms of anemia include fatigue and weakness.

        One of the treatments for anemia is to provide EPO protein. This treatment is administered through dialysis tubing or by injection approximately three times per week, either intravenously or subcutaneously. EPO is most commonly administered to people with chronic renal failure, HIV patients being treated with anti-viral drugs, and cancer patients on chemo or radiation therapy. The treatment is less dangerous and generates fewer adverse side effects than the alternatives, which include blood transfusions and androgen therapy. However, side effects of EPO may include hypertension, headaches, shortness of breath, diarrhea, rapid heart rate and nausea.

        While EPO has been tested to be effective in treating anemia, other drugs and treatments currently exist or are in development which can treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to the Chinese customer than EPO. The inability of EPO to compare favorably to these alternative drugs would have an adverse affect on our business objectives.

Proprietary Biotechnology

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

China's EPO Market

        Sales of EPO in the Chinese market have been less than elsewhere in the world because current sales prices make it too expensive for many of the patients who could benefit from it.

        China is in the process of finalizing its health care system and health insurance plan, and if established, the ability to purchase prescription drugs, including EPO, is expected to increase. For example, the health insurance plan is expected to have mandatory coverage for dialysis. A dialysis patient needs at least 80-100 doses of EPO per year. This will translate into a market demand in China of 50 million doses per year of EPO for dialysis alone. The coverage for EPO application for cancer related and other types of anemia is also expected. Considering the 2 million cases of cancer diagnosed in China each year, this well greatly expand the EPO market. Due to the size and complexity of instituting a healthcare system and health insurance plan in China, we are unable to predict when such health system will be implemented or when health insurance may become generally available.

        There are three sources of EPO in the Chinese marketplace. First, Amgen and Kirin service the market through offshore production facilities. However, the price to the consumer is prohibitive because of tariffs and a value added tax that combined add about 30% to the cost per vial. Second, there are approximately 5 existing domestic producers of EPO similar to Nanjing Huaxin. We believe that EPO can be freely produced and sold in China without infringing the patent rights of Kirin-Amgen (the U.S. patent holder) because no administration protection was filed with the China before EPO was exported to China. Furthermore, EPO is not currently subject to the U.S.-China agreement on intellectual property.

        Dragon believes that a lower price would allow non-governmental workers the ability to afford EPO and would increase the likelihood of EPO being included on the reimbursement list of drugs that are supplied at no charge to government workers with prescriptions. We currently sell EPO at approximately $11.00 per dose. We plan to maintain our costs by producing domestically, thus avoiding import duties, and by producing with high-yield vector technology, thus avoiding the perceived quality and inefficient yield problems of existing domestic producers. During the last quarter of 1999, we produced 92,000 doses of EPO and during the first quarter of this year, we produced approximately 175,000 doses. Comparative sales were 36,625 doses during the last quarter of 1999 and 58,870 doses for the first quarter of 2000. Sales for the year ended December 31, 2000, were 305,847 doses.

        The third source of EPO is represented by Sinogen (China) Ltd., a Hong Kong subsidiary of U.S.-based Sinogen International Co. Ltd. Sinogen (China) reached an agreement in 1998 with the shareholders of the Shandong Yongming Vivogen Pharmaceutical Co. Ltd. to establish a new joint venture to research and develop EPO. This EPO was developed by the Nanjing Research Institute of Military Medical Sciences and the Hainan Yalong Institute of Biomedical Sciences. In October 1996, the Ministry of Health granted a new drug certificate to the drug and approval to start production was received in 1997. To the best of our knowledge, Sinogen (China) is capable of producing between 500,000 and 1 million doses of EPO per year but is currently producing less than 300,000 doses per year. We do not know, however, the selling price of EPO per dose sold by Sinogen (China). The EPO drug license utilized by Sinogen (China) was granted to the former owners of the production facility. Sinogen (China) bought the existing company with the license and the production facility. It is still structured as a joint venture company and Sinogen (China) is the majority shareholder.

Competition

        The world market for EPO is approximately $3 billion in annual sales and is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company, Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

        Amgen was granted United States rights to market EPO under a licensing agreement with Kirin- Amgen, Inc., a joint venture between Kirin and Amgen that was established in 1984. Johnson & Johnson acquired the rights to EPO from Kirin-Amgen for all treatments except kidney dialysis in the United States and for all uses outside the United States in 1985. Both Amgen and Kirin individually manufacture and market EPO for China and Japan. These international drug companies all have more financial resources than we do.

        In addition to these international drug companies, we will be competing with existing and potential domestic producers such as Sunshine and Sinogen. Many of our competitors may have greater financial, technical and manufacturing resources than we have. These resources would allow our competitors to respond more quickly to new or emerging advancements in the drug industry and to devote greater resources to the development, promotion and sale of their products.

        We expect to have a competitive advantage due to our high production yield which should result in larger profit margins compared to other domestic producers. We will continue to have our EPO product included on the government reimbursement list although other EPO producers are also represented on this list. However, we intend to market our EPO product at a cost that is lower than competitors which is expected to give us a competitive advantage.

        Due to China's growing market for pharmaceutical products competition among drug producers is expected to increase during 2001. After then, we anticipate that the EPO producers with the strongest marketing networks, best quality and price, and highest market shares will survive to service the EPO market in China.

        Potential competition to EPO market includes other products or technologies that are successful in treating anemia. Hoechst Marion Roussel is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia, while Alkermes, Inc. of Cambridge, Massachusetts and Johnson &Johnson are currently conducting clinical trials with a sustained delivery formulation of Epoetin alfa for the treatment of anemia. Amgen has sole rights to Novel Erythropoiesis Stimulating Protein, a second-generation EPO molecule that will pose serious competition to the existing products because it offers the possibility of less frequent dosing (i.e., once a week rather than three times a week). Phase I clinical trials have commenced in pre-dialysis patients, and Amgen expects to begin studies in chemotherapy-induced anemia this year.

        In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to reach customers in the Chinese market. Such existing and future competition could affect our ability to penetrate the Chinese market and generate sales revenues. Determining the degree, intensity and duration of competition or the impact of such competition on our financial and operating results are uncertain. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

Intellectual Property, Government Approvals and Regulations

        We have received legal advice that the development, production or marketing of EPO in China is not subject to U.S. patents currently held by Kirin-Amgen because no corresponding patent was filed in China. Also, no administrative protection has been filed on EPO with the Chinese government authorities by Kirin-Amgen. In addition, we do not anticipate that any such patent or administrative protections will be imposed by U.S.-China agreements on intellectual property. As a result, we have not sought to obtain any rights or licensing from patent holders for the production or marketing of EPO in China. However, there is no assurance that U. S. patent holders or licensees may not attempt to assert claims of patent infringement in order to curtail or prevent the our production and sale of EPO in China.

        The development and manufacture of EPO requires a license and permit from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to make and sell EPO for kidney dialysis applications. It is anticipated that governmental approval to use EPO for additional applications such as cancer related anemia, pregnancy related anemia and surgery recovery will be granted later this year. The Good Manufacturing Practices license remains valid until August 18, 2005, and is renewable at that time. There are no restrictions on the license or permits other than the requirement that the EPO drug be manufactured in compliance with Chinese Good Manufacturing Practices, and the drug may be sold for authorized medical purposes (such as anemia).

        Our technology is not protected by any patents or copyrights nor do we intend to seek any such protection. We require all our research employees to sign confidentiality agreements regarding their work. However, without patent or copyright protection, we may not be able to prevent duplication of our vector technology by competitors.

Doing Business in China

        Our business is being conducted in China and will be subject to the political, social and economic environment in the People's Republic of China. China is controlled by the Communist Party of China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. However, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy. Accordingly, the Chinese government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in China or particular regions thereof. Economic development may be further limited by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in the PRC, any of which could have a material adverse effect on our business, financial condition and results of operations. Moreover, economic reforms and growth in China have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of China.

        If we were required to move our manufacturing operations outside of the China, our potential profitability, competitiveness and market position could be materially jeopardized, and there could be no assurance that we could continue our operations. Our business and prospects are dependent upon agreements with various entities controlled by Chinese governmental instrumentalities. The failure of such entities to honor these contracts, or the inability to enforce these contracts in China could adversely affect our business operations. There can be no assurance that assets and business operations in China will not be nationalized, which could result in the total loss of our investment in China.

        The legal system of China relating to foreign investments is relatively new and continues to evolve thus creating uncertainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Furthermore, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. As a legal system in China develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. In circumstances where adequate laws exist, it may not be possible to obtain timely and equitable enforcement thereof.

Suppliers

        Nanjing Huaxin produces the materials for EPO. The medium used for culturing cells is commercially available from several sources.

Customers

        Our customers are those who were previous customers through Nanjing Huaxin. We intend to expand this customer base through an expanded marketing group at Nanjing Huaxin.

        We began realizing revenue in 1999 from the sale of EPO by our subsidiary Nanjing Huaxin. Nanjing Huaxin was producing EPO at the time of our acquisition. However, its production yields were low and its technology outdated. We have begun to upgrade and improve Nanjing Huaxin's production facilities and to implement our technology to increase EPO production at these facilities.

Employees

        As of December 31, 2000, we had no employees but engaged three consultants, Messrs. Liu, Maskerine and Walsh, to perform administrative services. We expect to commence hiring full and/or part-time employees during the calendar year 2001. Nanjing Huaxin has approximately 100 employees in China. Sanhe Kailong has no employees.

                   Risks Associated With Dragon Pharmaceutical

We have a limited operating history and we have incurred losses since our founding in February 1998, and expect such losses to continue for the foreseeable future.

        Since our primary business operations only commenced in July 1999, we do not have a historical record of revenues nor an established business track record which makes future performance very difficult to predict. There is no assurance that we will be able to develop a sufficiently large production capacity and customer demand to be profitable.

        We have incurred operating losses since our founding and for the year ended December 31, 2000, reported an operating loss of $3,641,231. Due to our need to develop our manufacturing capabilities and expand our customer base, we anticipate further operating losses through at least the current calendar year 2001 and the foreseeable future.

        We may need additional capital to finance our operations and to develop new products and if we are unable to secure additional capital, if needed, this would adversely affect our business.

        Because we currently do not have sufficient revenues to support our activities, we intend to fund our operations with our current working capital. If our losses continue, we may be required to raise additional capital to fund our operations and finance our research and development. Traditionally, we have relied primarily on the sale of common stock to meet our operations and capital requirements. Any equity financing could result in dilution to our then-existing stockholders. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing stockholders. If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

        Nanjing Huaxin Biotech Co. Ltd. Nanjing has had losses since our acquisition and will continue to incur losses for the foreseeable future.

        In July 1999, we acquired our 75% interest in Nanjing Huaxin Biotech Co. Ltd. which produces EPO in China. Nanjing has recognized an operating loss for the years ended December 31, 1999 and 2000. We expect such operating losses to continue until the recent plant improvements and our enhanced production technology is fully realized. Although for the years end December 31, 1999 and 2000, we realized revenues of approximately $990,000 and $3,175,561, respectively, from our ownership interest in Nanjing, these revenues have not been sufficient to offset operating costs due primarily to plant improvements and implementation of our proprietary production technology. We expect to invest an additional $1,000,000 over the next 12 months in order to complete the plant improvements and new production processes for the manufacturing of EPO.

        Our joint venture partner has the power to prohibit certain transactions proposed by us regarding Nanjing Huaxin Biotech Co. Ltd.

        Under the terms of the Sino-Foreign Joint Venture Contract of Nanjing Huaxin Biotech Co., we, through Allwin Newtech, have the power to control Nanjing Huaxin Biotech in the ordinary course of business. However, certain transactions, including liquidating Nanjing Huaxin Biotech, amending Nanjing Huaxin Biotech's articles of association, mortgaging Nanjing Huaxin Biotech's assets, increasing or decreasing Nanjing Huaxin Biotech's registered capital and merging Nanjing Huaxin Biotech requires the approval by our joint venture partner. Therefore, even though we believe that a certain transaction may be beneficial to Nanjing Huaxin Biotech and its shareholders, in the event we do not receive the approval of our joint venture partner, we will be unable to complete the proposed transaction involving Nanjing Huaxin Biotech.

        The potential risks of political, social or economic instability in the People's Republic of China, could adversely affect our ability to carry on or expand our business in China.

        Virtually all of the our production is conducted in China. Consequently, an investment in our common stock may be adversely affected by the political, social and economic environment in China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Our business and prospects are dependent upon agreements and regulatory approval with various entities controlled by Chinese governmental instrumentalities. Our operations and prospects would be materially and adversely affected by the failure of such governmental entities to grant necessary approvals or honor existing contracts, and, if breached, it might be difficult to enforce these contracts in China. In addition, the legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances.

        Our business plan assumes that if we can produce a low-priced EPO, a sufficiently large EPO market will develop in China. In order to achieve the demand for EPO, the Chinese medical community and consumers must be educated about the uses of EPO, certain institutional developments such as health care plans must occur and export market opportunities must be studied. No assurance that a sufficient EPO market will develop. Further, we may be limited in our ability to sell EPO outside of China due to EPO patent rights held by our competitors in some other countries.

        Our technology is not protected by any patents. Consequently, other competitors could copy our enhanced EPO production technology and develop EPO or other pharmaceutical drugs utilizing our technology. Furthermore, Amgen Inc. currently holds a United States patent to develop and produce EPO and Amgen sells EPO in China. Although no corresponding patent protection is applicable in China, there is no assurance that our current or future production of EPO will not be the subject of a patent infringement action in the future asserted by patent holders or that our competitors will take political steps to prevent us from producing EPO in China.

        The exercise of outstanding warrants and options may dilute existing stockholders and could substantially increase the number of shares which may be sold into the market.

        As of December 31, 2000, there were warrants outstanding to purchase 4,258,000 shares. Further, we have issued options to purchase an additional 3,043,000 shares of common stock. Given the limited existing market in our common stock, the sale into the market of significant amounts of additional common stock may have the effect of depressing our stock share price.

        There are technical risks associated in commercializing our technology which could delay or reduce the realization of lower cost production of EPO.

        A key to our future success is the ability to produce EPO and other drugs at lower costs than our competitors. Although we are currently utilizing our proprietary technology to produce EPO at lower costs, our method for producing EPO on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce EPO or other drugs at consistent levels is still being evaluated.

        We have no employment agreement with Dr. Liu, who supervises our EPO production program and personnel. The loss of Dr. Liu's services would adversely impact our profitability.

        Our future performance is substantially dependent on the technical expertise of Dr. Liu and other key researchers who Dr. Liu supervises. The loss of Dr. Liu or any of our key research personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not have an employment agreement with Dr. Liu nor do we maintain "key person" life insurance on Dr. Liu.

Item 2.  Properties

        Our corporate offices are located at 543 Granville Street, Suite 1200, Vancouver, British Columbia, Canada V6C 1X8. We also have an office in Beijing, located at 11th Floor, Suite 18-19, China World Tower 2, 1 Jianguomenwai Avenue, Beijing, 100004.

        Huaxin currently leases a large production facility in Nanjing, China.

        Although no additional property is deemed necessary at this time, the Sanhe Kailong joint venture has the right to purchase 25 acres of land at a pharmaceutical park in China's Yanjiao Special Economic Zone.

Item 3.  Legal Proceedings

        We are not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     Part II

Item 5.  Market For Company's Common Equity And Related Stockholder Matters

        Our common stock began trading on the NASD's OTC Bulletin Board under the symbol "DRUG" on October 9, 1998. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock on a quarterly basis for the past two fiscal years are as follows:

                                          Common Stock
Quarter Ended                      High                  Low
-------------                      ----                  ---
December 31, 2000                 $3.88                 $1.63
September 30, 2000                $4.56                 $3.25
June 30, 2000                     $8.00                 $4.31
March 31, 2000                    $9.00                 $4.37
December 31, 1999                 $3.69                 $1.63
September 30, 1999                $3.38                 $2.25
June 30, 1999                     $3.19                 $1.88
March 31, 1999                    $2.00                 $1.00


        The approximate number of holders of record of our common stock at March 15, 2001, was 99. This number does not include stockholders who hold our securities in street name.

        Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6.  Selected Financial Data

        We have derived the selected consolidated statement of operations data for the years ended December 31, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of December 31, 1999 and 2000, from our consolidated financial statements included in this report. On August 17, 1998, First Geneva Investments, Inc. and Allwin Newtech Ltd. entered into a reorganization, pursuant to which all of the outstanding shares of Allwin Newtech were acquired for 87.5% of our outstanding shares in a reverse takeover.

In connection with the reverse takeover, First Geneva Investments changed its name to Dragon Pharmaceutical. Prior to the reorganization, First Geneva Investments had no operations. Therefore, information prior to 1998 is not meaningful and not included.


                                                         1998              1999              2000
                                                        ------            ------             -----
Consolidated Statement of Operations Data
Sales                                                $         -       $    989,539      $  3,175,561
Cost of sales                                                  -            204,473           902,480
Operating loss                                          (481,454)        (2,865,276)       (3,641,231)
Loss before minority interest                           (471,717)        (2,845,879)       (3,162,309)
Net (loss) for period                                   (471,717)        (2,791,033)       (2,745,794)
Loss per share                                       $     (0.06)      $      (0.27)     $      (0.17)

Consolidated Balance Sheet Data
Working capital                                      $   829,493       $  8,405,788      $  4,444,066
Total assets                                           2,480,813         16,740,037        18,546,830
Total liabilities                                        743,633          3,289,123         3,634,100
Total shareholders' equity                           $ 1,737,180       $ 12,488,768      $ 13,983,465



Item 7. Management's Discussion And Analysis of Financial Condition And Results of Operations

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

General

        The  following   discusses  our  financial   condition  and  results  of
operations based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles.

        We were formed on August 22, 1989, under the name First Geneva Investments, Inc. First Geneva Investment's business was to evaluate businesses for possible acquisition. On July 28, 1998, First Geneva Investment entered into a share exchange agreement with Allwin Newtech Ltd. Allwin Newtech was formed in 1998 for the purpose of developing and marketing pharmaceutical drugs for sale in China. Prior to the acquisition of Allwin Newtech, First Geneva Investments had no operations. The share exchange transaction was consummated on August 17, 1998, and on September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc. On June 11, 1999, we acquired a 75% interest in Nanjing Huaxin Biotech Co., Ltd. which manufactures EPO in China.

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

Results of Operations

For the Fiscal Years Ended December 31, 2000 and 1999

        Revenues. Revenues was derived primarily from the sale of EPO in China. Revenue for the year ended December 31, 2000, was $3,175,561, and revenue for the year ended December 31, 1999, was $989,539. Cost of sales for the year ended December 31, 2000, was $902,480 and $204,473 for the year ended December 31, 1999. The cost of sales is attributed to the production costs of our pharmaceutical products. During the year ended December 31, 2000, we had interest income of $478,922. Interest income for the year ended December 31, 1999, was $19,397. Interest income is related primarily to interest earned on cash received from the private placement of common stock during the last quarter of 1999.

        Expenses. Total operating expenses for the year ended December 31, 2000, were $3,946,975. The major expense incurred for the year ended December 31, 2000, related to the selling of pharmaceutical products represented approximately 38% of the total operating expenses. The remaining major expense items are represented by administrative expenses and include costs associated with GMP certificate which accounted for $519,988. Major operating expenses included office and miscellaneous expenses of $179,018, and salaries and benefits of $236,032. Management fees of $123,000 include $72,000 paid to one director for services during the year ended December 31, 2000.

        Other significant expenses for the year ended December 31, 2000, included depreciation of fixed assets and amortization of license and permit of $515,106, write off of land-use rights of $257,344, research expenses of $544,500, new market development of $279,114, and stock-based compensation of $205,375.

        Net and Comprehensive Loss. Dragon had a net loss of $2,328,847 and a comprehensive loss of $1,979,042 for the three-month period ending December 31, 2000. Calculated in the comprehensive loss for the period was a minority interest gain of $349,805.

        Dragon's net loss for the year ended December 31, 2000, was $3,162,309. The comprehensive loss for the same period was $2,745,794 which includes a minority interest gain of $416,515.

        Basic and Diluted Net Loss Per Share. Dragon's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the year 2000. The loss per share for the year ended December 31, 2000, was $0.17. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

        Expenses. Total expenses for the fiscal year ended December 31, 1999, were $3,650,342 as compared to $481,454 for the period ended December 31, 1998. The primary expense incurred in 1999 related to stock option compensation of $1,876,000 and represented approximately 51% of total expenses. This compensation included both new options granted to employees, directors and advisors to the Company and the vesting of options granted in previous fiscal years. Selling expenses increased from none during 1998 to $619,676 in 1999. This increase represents the Company's increased marketing activity in China. Other significant expenses in 1999 included loan interest of $326,623 (including both common shares and cash), depreciation of intangible assets of $135,931, travel of $113,415, salaries and benefits of $151,598, and management fees of $96,000. Management fees relate to the payment of two directors for services in the amount of $96,000 per annum. The depreciation of intangible assets relates to the amortization of the drug license to produce EPO.

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

        Net and Comprehensive Loss. Dragon had a net loss of $2,845,879 and a comprehensive loss of $2,791,033 for the fiscal year ending December 31, 1999, compared to a net loss of $471,717 and a comprehensive loss of $473,862 for the period February 10, 1998 to December 31, 1998. Calculated in the comprehensive loss for 1999 was a minority interest gain of $54,846. The comprehensive loss for 1998 included a foreign currency translation adjustment of $2,145 related to Dragon's operations in China.

Liquidity and Capital Resources

        Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings but may finance future operations through additional equity financings. As of December 31, 2000 and 1999, the Company's working capital was $4,444,066 and $8,405,788, respectively. The decrease in working capital during 2000 was due to a private placement conducted in the latter part of 1999 that provided gross proceeds of $10,645,000. No similar fund-raising occurred in 2000. The Company showed Subscriptions Receivable totaling $9,320,000 at December 31, 1999, with the balance of subscription proceeds being received by the Company subsequent to the previous fiscal year end.

        In September 1998, the Company raised $1 million through the sale of 2,000,000 shares of common stock. The proceeds raised were for working capital. In April 1999, the Company entered into a $600,000 loan agreement. The $600,000 loan bears interest at 8% and is due in six months with the right of the Company to extend the maturity date by an additional six months in September 1999. As an additional inducement, the Company issued 90,000 shares of common stock to the lender. In September 1999 the Company exercised its option to extend the loan by a period of six months. This debt was subsequently converted into common stock.

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

Item 7a.  Quantitative And Qualitative Disclosure About Market Risk

Foreign Currency Exchange Rates

        Substantially all of our business is transacted in currencies other than the United States dollar. Our functional currency is the United States dollar. However, the functional currency of certain subsidiaries is their local currencies. As a result, we are subject to exposure from movements in foreign currency exchange rates, specifically the Canadian dollar/Chinese Rmb exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

Interest Rate Sensitivity

        As of the year ended December 31, 2000, we had no long-term debt. Therefore, we believe we are not currently exposed to any market risks related to interest rate sensitivity.

Item 8.  Financial Statements And Supplemental Data

        The following is a condensed summary of actual quarterly results of operations for 1999 and 2000.

                                                     1999
                              -------------------------------------------------
                                 First       Second       Third        Fourth
                              ----------  -----------  -----------  -----------
Revenues                          (1)     $         -  $   333,555  $   655,984
Gross profit                                        -      229,475      555,591
Loss before minority interest                (148,588)    (188,281)  (2,509,010)
Net loss                                     (148,588)    (138,671)  (2,503,774)
Loss per share                            $     (0.01)       (0.03) $     (0.27)


                                                     2000
                              -------------------------------------------------
                                 First      Second        Third        Fourth
                              ----------  -----------  -----------  -----------
Revenues                      $  661,785  $   797,127  $   739,062  $   977,587
Gross profit                     562,920      629,591      553,543      527,027
Loss before minority interest   (223,869)    (184,540)    (425,053)  (2,328,847)
Net loss                        (234,780)    (168,997)    (362,975)  (1,979,042)
Loss per share                $    (0.02) $     (0.03) $     (0.06) $     (0.17)


(1) The Company did not commence operations until the second quarter of 1999. Therefore, no information is provided for the first quarter of 1999.

        See pages F-1 to F-23 for our financial statements.


Item 9. Changes in And Disagreements With Accountants on Accounting And Financial Disclosures

Not Applicable.

                                    Part III

Item 10.  Directors And Executive Officers

        The directors and executive officers of Dragon, and their ages and positions, and duration as such, are as follows:


Name                        Position                       Age    Period
----                        --------                       ---    ------
Longbin Liu                 President, Chief Executive     37     September 1998 - present
                            Officer and Director
Ken Z. Cai                  Director, Chief Financial      35     September 1998 - present
                            Officer
Shaun Maskerine             Secretary/Treasurer            32     July 1998 - present
Greg Hall                   Director                       43     September 1998 - present
Alexander Wick              Director                       62     September 1998 - present
Philip Yuen Pak Yiu         Director                       64     November 1999 - present
Dr. Yiu Kwong Sun           Director                       62     November 1999 - present


Directors of Subsidiaries

        The directors of our three subsidiaries are as follows:


                                       Nanjing Huaxin                                 Sanhe Kailong
Name                  Position           Biotech (1) (2)      Allwin Newtech (2)     Bio-Pharmaceutical (2)
----                  --------         ---------------        --------------         ------------------
Ken Cai               Director               X                      X                       X
Longbin Liu           Director               X                      X                       X
Philip Yuen           Director               X                      X
Greg Hall             Director                                                              X
Jiamiao Li            Director               X
Weiming Xu            Director               X


---------------------

(1) Pursuant to the joint venture agreement, Nanjing Huaxin Biotech has a five member board of directors with Allwin Newtech designating three of the five members. The Nanjing Medical Group has the right to elect two directors to Nanjing Huaxin Biotech Co. Ltd's board of directors and selected Mr. Jiamiao Li and Mr. Weiming Xu as its representatives. Neither Mr. Jiamiao Li nor Mr. Weiming Xu are affiliated with Dragon, and Dragon has no control over The Nanjing Medical Group's selection.

(2) Dragon is the sole or controlling shareholder of each of these entities. Consequently, Dragon has the power to appoint a majority of the Directors in these entities. Allwin Newtech and Sanhe Kailong Bio-Pharmaceutical have no other directors.

Business Experience

        The following is a description of our executive officers and directors and their business background for at least the past five years.

        Dr. Longbin Liu, M.D. is the President, Chief Executive Officer and Director of Dragon. He has 15 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre where he had served since 1995, before joining Dragon in September 1998. Dr. Liu earned his medical degree from Hunan Medical University in 1983.

        Dr. Ken Z. Cai is Chief Financial Officer and a Director of Dragon. Dr. Cai has a Ph.D in Mineral Economics from Queen's University in Kingston,
Ontario, as well as 16 years of experience in mining, public company administration and financing. Since February 1996, he has been a Director and the President and Chief Executive Officer of Minco Mining and Metals Corporation, a Toronto Stock Exchange-listed company involved in mining exploration and development in China. Dr. Cai has extensive experience in conducting business in China for the past 15 years and is currently the Chairman of the Board of four Sino-foreign joint ventures.

        Mr. Greg Hall is a Director of Dragon. Mr. Hall is a stockbroker with 17 years of corporate finance and public offerings experience. Since April, 1999, Mr. Hall has been a Senior Vice President of Yorkton Securities Inc. in Vancouver, Canada. Prior to joining Yorkton Securities, Mr. Hall was with Canaccord Capital for ten years. He is a former member/seat holder of the Vancouver Stock Exchange. Prior to joining Canaccord Capital, Mr. Hall was the Co-Founder of both Pacific International Securities and Georgia Pacific Securities Corporation.

        Dr. Alexander Wick is a Director of Dragon. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University. He has 30 years of biotechnology and pharmaceuticals experience and is currently the President of Sylachim, a chemicals and pharmaceuticals producer located in France, which position he has held since 1995.

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

        Dr. Yiu Kwong Sun is a Director of Dragon. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. Since 1995, he has served as the

Chairman of the Dr. Sun Medical Centre Limited which has been operating a network of medical centers in Hong Kong and China for the past 20 years. He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau. Dr. Sun has been a member of the Dr. Cheng Yu Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

        Mr. Shaun Maskerine is Secretary and Treasurer of Dragon. From July 7, 1998, to November 23, 1999, he was also a director. From July 7, 1998, to September 18, 1998, Mr. Maskerine was President of Dragon. Since January 1999, Mr. Maskerine has been the President and Director of Aquarius Ventures Inc., a resource based company. From March 1998 to January 1999, Mr. Maskerine was Vice President of Finance of Aquarius Ventures. He is also the President and Director of Global Petroleum Inc., another resource based company. He has held these positions since September 1998. Aquarius Ventures Inc. and Global Petroleum Inc. are both listed on the Canadian Venture Exchange. Prior to March 1998, Mr. Maskerine was a management consultant in the hotel/tourism industry.

        Ms. Anna Liu is the Controller for the Company. Ms. Liu is a Certified General Account Candidate and has been working as an accountant for North American companies with Chinese operations for five years. Ms. Liu received her Masters in Economics from the University of British Columbia.

Committees of the Board

        The Board has an executive committee consisting of Messrs. Liu, Cai, and Hall. The executive committee's primary function is to administer all our daily operating activities, including our subsidiaries and joint venture companies. The Board has also created committees to direct our operations in each functional area. The finance committee is comprised of Messrs. Cai, Yuen and Hall. The technology committee is comprised of Messrs. Wick, Liu and Suen. The investor relations committee is comprised of Messrs. Cai and Hall. The audit committee is comprised of Alexander Wick, Ken Cai and Greg Hall.

Family Relationships

        There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2000, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

        All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

        The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

Item 11.  Executive Compensation

        The following table sets forth the compensation of our president during the last fiscal year 2000. No other officers or directors received annual compensation in excess of $100,000 during the last fiscal year.

                           Summary Compensation Table


                                 Annual Compensation                                    Long Term Compensation
                    ----------------------------------------------  --------------------------------------------------------------
                                                                               Awards                  Payout
                                                                    -----------------------------  --------------
                                                                      Restricted    Securities          LTIP        All Other
                                                 Other Annual            Stock      Underlying         Payout      Compensation
             Year      Salary    Bonus ($)     Compensation ($)        Award(s)    Options (#)          ($)            ($)
            ------------------------------------------------------  -----------------------------  -------------------------------
Longbin Liu  2000       $72,000      -0-             -0-                  -0-           400,000         -0-            -0-
President    1999       $72,000      -0-             -0-                  -0-               -0-         -0-            -0-
             1998       $36,000      -0-             -0-                  -0-           300,000         -0-            -0-


        We have entered into oral consulting agreements with Dr. Liu and Mr. Maskerine pursuant to which they provide administrative services to us. Dr. Liu, as President, is paid an annual salary of $72,000 and received stock options to purchase 300,000 shares of common stock in 1998. Mr. Maskerine, our former president, serves as our Secretary/Treasurer and is paid an annual salary of $45,000. Mr. Maskerine also received stock options to purchase 75,000 shares of common stock in 1998. These consulting agreements are terminable at will.

Director Compensation

        Directors are not paid cash for their services but do receive stock options for serving as such.

Stock Option Plans

        We have no stock option plan. However, the Board of Directors has approved the issuance of stock options to our employees, directors, officers and consultants. Unless otherwise provided by the Board, all options are exercisable for a term of five years. As of March 15, 2001, there were options to acquire 3,043,000 shares of common stock outstanding.

        The following table sets forth the stock options granted to Mr. Liu during the past fiscal year:

               Options Granted in the Year Ended December 31, 2000



                           Number of
                           Securities      % of Total Option
                           Underlying          Granted to        Exercise of
                            Options           Employees in        Base Price
Name                    Granted in 2000     Fiscal Year 2000      ($/share)     Expiration Date
----                    ---------------     ----------------      ---------     ---------------
Longbin Liu                 400,000               23%               3.125       November 13, 2005


        The following table sets forth the option value for Mr. Liu as of December 31, 2000. As of December 31, 2000, the per share price of one share of common stock was $1.63 as quoted on the OTC Bulletin Board.

                       Fiscal Year End Option Value (December 31, 2000)


                                Number of Securities Underlying     Value of Unexercised in the
                                  Unexercised Options/SARs at       Money Options/SARs at Fiscal
                                      Fiscal Year End (#)                     Year End

                                   Exercisable/Unexercisable         Exercisable/Unexercisable
Name                              Options at December 31, 2000      Options at December 31, 2000
----                              ----------------------------      ----------------------------
Longbin Liu                               700,000 / 0                      $1,060,000 / 0



Limitation of Liability and Indemnification Matters

        We have adopted Section 607.0850 of the 1999 Florida Statutes, Business Organization of the State of Florida in its bylaws. Section 607.0850 states:

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

        (2) A corporation shall have the power to indemnify any person, who was or is a party to any proceeding by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses and amounts paid in settlement not exceeding, in the judgment of the board of directors, the estimated expense of litigating the proceeding to conclusion, actually and reasonably incurred in connection with the defense or settlement of such proceeding, including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made under this subsection in respect of any claim, issue, or matter as to which such person shall have been adjudged to be to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of March 15, 2001, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) each of our directors and executive officers as a group.

        As of March 15, 2001, there were 16,706,000 shares of common stock outstanding.
                                                             Percentage
                                        Number of           Beneficially
Name and Address                        Shares(1)               Owned
---------------                         ---------           ------------
Arbora Portfolio Management
Gartenstrasse 38
Zurich, Switzerland                       1,062,500             6.4%

Zhibin Cai and Yu Fongmei(2)
18 Main Street
Votian
Hubei, China                              1,899,000             11.4%

Robert Friedland
No. 1 Temasek Avenue
#37-02 Millenia Tower
Singapore  039192                       1,000,000(3)            5.6%

Berycon Ltd.
13/F Gloucester Tower
The 11 Pedder Street Central
Hong Kong                               1,000,000(4)            5.8%

Chow Tail Fook Nominee Limited
31F New World Tower
16-18 Queens Road Central
Hong Kong                               2,000,000(5)            11.5%

                                                             Percentage
                                        Number of           Beneficially
Name and Address                        Shares(1)               Owned
---------------                         ---------           ------------

Chimei Wu Ho
396 Chungshan Road, Sec 2
Puli Town, Taiwan                       2,400,000               14.7%

Longbin Liu,
President, Chief Executive
  Officer and Director                    700,000(6)             4.0%

Shaun Maskerine,
Secretary                                  91,250(7)              *

Ken Cai,
Chief Financial Officer and
  Director                                500,000(6)             2.9%

Greg Hall,
Director                                  400,000(6)             2.3%

Philip Yuen,
Director                                  877,500(8)             5.2%

Alexander Wick,
Director                                  175,000(6)             1.0%

Yiu Kwong Sun,
Director                                  775,000(9)             4.6%

All directors (8 persons) and
executive officers as a group           4,648,750(10)           23.6%

----------------------

*       Represents less than one percent.

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Zhibin Cai is the father of Mr. Ken Cai. Yu Fong Mei is the mother of Mr. Ken Cai. They do not reside with Mr. Ken Cai.

(3) Includes 500,000 shares of common stock owned by Newstar Securities Ltd. (a company controlled by Mr. Friedland) with the balance representing warrants exercisable within sixty days. Mr. Friedland is a former director who resigned on September 8, 2000.

(4) Includes 500,000 shares which may be acquired pursuant to warrants exercisable within sixty days.

(5) Includes 1,000,000 shares which may be acquired pursuant to warrants exercisable within sixty days.

(6)  Represents options exercisable within sixty days.

(7) Includes 6,250 shares of common stock owned with the balance representing options exercisable within sixty days.

(8) Includes 62,500 shares of common stock owned and 215,000 shares of common stock subject to options. Also includes 600,000 shares of common stock owned by Global Equities Overseas Ltd. for which Mr. Yuen serves as a director.

(9) Includes 175,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as a director.

(10) Includes options and warrants to acquire 2,880,000 shares of common stock.

Item 13.  Certain Relationships And Related Transactions

        Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions during the past fiscal year in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, executive officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

        We currently rent space for our executive offices from Minco Mining and Metals Corporation for CDN $2,500 per month. Mr. Cai, one of our directors, is President of Minco Mining. We believe that this rent is competitive with rent that would be charged by a non-affiliated landlord for comparable space.

        Messrs. Ken Cai, Jackson Cheng and Longbin Liu served as directors of Sanhe Kailong at the time of entering into our joint venture with Sinoway Biotech. Sanhe Kailong was formed, however, for the purpose of developing a joint venture with Sinoway Biotech. Subsequent to the joint venture formation, Mr. Cheng resigned from the Board of Sanhe Kailong and was replaced by Mr. Greg Hall. They continue to serve as directors of Sanhe Kailong. Messrs. Ken Cai, Philip Yuen and Longbin Liu also serve as officers and directors of Allwin Newtech, our wholly-owned subsidiary. Messrs. Ken Cai, Longbin Liu and Philip Yuen had served prior to the joint venture and continue to serve as three of the five directors of Nanjing Huaxin, a joint venture in which we own a 75% interest.

        On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering to acquire its rights and technology relating to developing Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells. Alphatech Bioengineering's Hepatitis B vaccine is in the development stage. Alphatech Bioengineering is jointly owned by Dr. Longbin Liu, our president and a director, and Mr. Philip Yuen, one of our directors. The purchase price is $4 million. See "Business - Acquisition Agreement with Alphatech Bioengineering Limited."

        During fiscal year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen and its principals agreed to refund the $400,000 before September 30, 2001.

        Pursuant to an agreement dated August 15, 1999, the Company entered into a joint research project for the development of rhTPO drug ("rhTPO") with Shenzhen Kelong Chuang Jian Enterprise Co. Ltd. ("Kelong"), a company incorporated in China. Dr. Longbin Liu is a principal shareholder of Kelong. The Company's maximum commitment to this project is US$543,540 (RMB 4,500,000).

        Under the terms of the agreement, Kelong and the Company will jointly own the drug licence of rhTPO. Kelong and the Company will then obtain its own individual production permit of the rhTPO drug product. The Company paid $483,140 (RMB 4,000,000) towards the early development phase of this project in fiscal year 2000 and the amount has been accounted for as research expense. The Company has to pay the remaining US$60,400 (RMB 500,000) for clinical testing of the rhTPO drug after the clinical testing permit has been issued by the regulatory authorities.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are being filed as part of this report:

     (1) Financial Statements

     The following Financial Statements pertaining to Dragon are filed as part of this annual report:

     Report of Independent Accountants.......................................F-2
     Year-end Consolidated Balance Sheets....................................F-3
     Year-end Consolidated Statements of Stockholders' Equity................F-4
     Year-end Consolidated Statements of Operations..........................F-6
     Year-end Consolidated Statements of Cash Flows..........................F-7
     Notes to Consolidated Financial Statements....................F-8 thru F-23

     (2) Exhibits

Exhibit Number      Name
     2.1*        Share Exchange Agreement with First Geneva Investments

     3.1*        Certificate of Incorporation and Amendments

                 a.  Certificate of Incorporation
                 b.  Certificate of Amendment, dated June 19, 1997
                 c. Certificate of Amendment of Articles of Incorporation, dated September 21, 1998

     3.2*        Bylaws of First Geneva Investments, Inc., as amended

    10.1*        Sino-Foreign Co-operative Company Contract

    10.2* Sino-Foreign Joint Venture Contract Between The Nanjing Medical Group Company Limited and Allwin Newtech Ltd.

    10.3** Consulting Agreement with E. Pernet Portfolio Management dated June 15, 1999

    10.4**       Amendment to Sino-Foreign Co-operative Company Contract

    10.5***      Contract to lease 25 acres of land in Yanjiao, China

    10.6***      Sample Employment Agreement for technicians/employees

    10.7**** Marketing and License Agreement Between Allwin Biotrade and Fargin S.A.

    10.8**** Marketing and License Agreement Between Allwin Biotrade and Duopharma (Malaysia) SDN.BHD

    10.9**** Marketing and License Agreement Between Allwin Biotrade and Yoo & Yoo Biotech Co. Ltd.

    10.10****    Acquisition Agreement Among Dragon Pharmaceuticals Inc.,
                 Alphatech Bioengineering Limited, Longbin Liu and Philip Yuen

    10.11*****   a.  Sino Foreign Joint Venture Contract Between The Nanjing
                     Medical Group Company Limited and Allwin Newtech Ltd.;
                 b.  Amendment dated November 24, 2000;
                 c.  Amendment dated December 16, 2000; and
                 d.  Confirmation letter of control from The Nanjing Medical
                     Group Company Limited to Allwin Newtech dated December 16,
                     2000

    16.1*        Letter Regarding Changes in Certifying Account
    23.1         Consents of Moore Stephens Ellis Foster Ltd., Chartered
                 Accountants

----------------------

* Previously filed with Dragon's initial registration statement on Form 10-SB, filed with the SEC on November 4, 1999.

** Previously filed with Dragon's initial registration statement on Form SB-2, filed with the SEC on May 15, 2000.

*** Previously filed with Dragon's amendment no. 1 to registration statement on Form SB-2 filed with the SEC on August 3, 2000.

**** Previously filed with Dragon's amendment no. 3 to registration statement on Form SB-2 filed with the SEC on October 20, 2000.

*****Previously filed with Dragon's amendment no. 5 to registration statement on Form SB-2 filed with the SEC on December 26, 2000.

(b)     Reports on Form 8-K:

        None.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2001                      Dragon Pharmaceutical Inc.
                                            a Florida Corporation

                                        /s/ LONGBIN LIU
                                            -----------------------
                                            Longbin Liu, President

        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                         Date

/s/ LONGBIN LIU
----------------------------------------                      April 13, 2001
Longbin Liu
President, Director, Chief Executive
Officer, Chief Financial Officer and
Principal Financial Officer

/s/ KEN Z. CAI
----------------------------------------                      April 13, 2001
Ken Z. Cai
Director

/s/ GREG HALL
----------------------------------------                      April 13, 2001
Greg Hall, Director


Alexander Wick, Director


Philip Yuen Pak Yiu, Director

/s/ DR. YIU KWONG SUN
----------------------------------------                      April 13, 2001
Dr. Yiu Kwong Sun, Director

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES

Consolidated Financial Statements
(Expressed in US Dollars)
December 31, 2000 and 1999


Index

Report of Independent Accountants...................................F-2

Consolidated Balance Sheet..........................................F-3

Consolidated Statement of Stockholders' Equity......................F-4

Consolidated Statement of Operations................................F-6

Consolidated Statement of Cash Flows................................F-7

Notes to Consolidated Financial Statements..........................F-8

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

--------------------------------------------------------------------------------




REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES


We have audited the consolidated balance sheets of Dragon Pharmaceuticals Inc. & Subsidiaries ("the Company") as at December 31, 2000 and 1999 and the related consolidated statements of stockholders' equity for the years ended December 31, 2000 and 1999, the consolidated statements of operations and cash flows for the years ended December 31, 2000 and 1999 and the period from February 10, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the period from February 10, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles in the United States.




Vancouver, Canada                             "MOORE STEPHENS ELLIS FOSTER LTD."
February 14, 2001 except as to                  Chartered Accountants
Note 8 which is as of March
22, 2001 and Note 9 which is as of
April 6, 2001

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2000 and 1999
(Expressed in US Dollars)
                                                       2000            1999
                                                  ------------     ------------

ASSETS

Current
  Cash and cash equivalents                       $  4,092,702     $    617,262
  Restricted funds                                   2,247,613                -
  Accounts receivable                                1,166,876          640,743
  Subscriptions receivable                                   -        9,320,000
  Inventories                                          474,041          657,966
  Prepaid and deposits                                  96,934          458,940
                                                  ------------     ------------
Total current assets                                 8,078,166       11,694,911
Fixed assets                                         2,330,349        2,642,313
Investment in Hepatitis B vaccine
  project - related party                            4,000,000                -
Refundable investment deposits -
  related party                                        372,000                -
Investment in rhTPO drug project -
  related party                                              -                -
Licence and permit                                   3,766,315        2,402,813
                                                  ------------     ------------
Total assets                                      $ 18,546,830     $ 16,740,037
                                                  =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                       $ 2,198,280     $    616,523
  Accounts payable and accrued
    liabilities                                      1,435,820        2,535,681
  Accounts payable - related parties                         -          112,919
  Management fees payable - related
    parties                                                  -           24,000
                                                  ------------     ------------
Total current liabilities                            3,634,100        3,289,123
                                                  ------------     ------------
Minority interests                                     929,265          962,146
                                                  ------------     ------------
Commitments (Note 15)

Stockholders' Equity
Share capital
  Authorized:  50,000,000 common shares
    at par value of $0.001 each
  Issued and outstanding:  16,700,000
    common shares (1999 - 10,735,000)                   16,700           10,735
Additional paid in capital                          20,000,897       15,690,734
Accumulated other comprehensive
  income (loss)                                        (25,588)          50,049
Accumulated deficit                                 (6,008,544)      (3,262,750)
                                                  ------------     ------------
Total stockholders' equity                          13,983,465       12,488,768
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $ 18,546,830     $ 16,740,037
                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2000 and 1999
(Expressed in US Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                            Compre-                       other          Total
                                                          Additional        hensive                      compre-        Stock-
                                       Common stock         paid-in         income       Deficit         hensive        holders'
                                    Shares      Amount      capital         (loss)     accumulated        income        equity
                                 ----------   --------   ------------   ------------   ------------     ---------    ------------
Balance, December 31, 1998       10,000,000   $ 10,000   $  2,201,042   $          -   $   (471,717)    $  (2,145)   $  1,737,180

Issuance of common stock
  for loan bonus at $2.125
  per share in April, 1999           90,000         90        191,160              -              -             -         191,250

Issuance of common stock
  pursuant to a private
  placement at $2.50 per
  share, net of share
  issuance costs of $110,788
  in October, 1999                  600,000        600      1,388,612              -              -             -       1,389,212

Issuance of common stock
  for loan bonus at $2.047
  per share in October, 1999         45,000         45         92,070              -              -             -          92,115

Allotted 4,258,000 common stock
  at $2.50 per share, less
  commission payable of $703,150          -          -      9,941,850              -              -             -       9,941,850

Other comprehensive income
 - foreign currency translation           -          -              -         52,194              -        52,194          52,194

Comprehensive income
 - net (loss) for the period              -          -              -     (2,791,033)    (2,791,033)            -      (2,791,033)

Stock option compensation                 -          -      1,876,000              -              -             -       1,876,000
                                 ----------   --------   ------------   ------------   ------------     ---------    ------------
Comprehensive income (loss)                                             $ (2,738,839)
                                                                        ============
Balance, December 31, 1999       10,735,000   $ 10,735   $ 15,690,734                  $ (3,262,750)    $  50,049    $ 12,488,768
                                 ==========   ========   ============                  ============     =========    ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2000 and 1999
(Expressed in US Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                            Compre-                       other          Total
                                                          Additional        hensive                      compre-        Stock-
                                       Common stock         paid-in         income       Deficit         hensive        holders'
                                    Shares      Amount      capital         (loss)     accumulated        income        equity
                                 ----------   --------   ------------   ------------   ------------     ---------    ------------

Balance, December 31, 1999       10,735,000   $ 10,735   $ 15,690,734                  $ (3,262,750)    $  50,049    $ 12,488,768

Issued 4,258,000 common
  shares previously allotted      4,258,000      4,258         (4,258)                            -             -               -

Additional share issuance
  costs to 4,258,000 common
  shares issued                                      -         (5,247)                            -             -          (5,247)

Exercise stock options for cash     107,000        107         53,393                             -             -          53,500

Exercise warrants for cash        1,600,000      1,600      2,498,400                             -             -       2,500,000

Allotted 250,000 common
  shares at $6.25 per share               -          -      1,562,500                             -             -       1,562,500

Stock option compensation                 -          -        205,375                             -             -         205,375

Other comprehensive income
 - foreign currency translation           -          -              -        (75,637)             -       (75,637)        (75,637)

Comprehensive income
 - net (loss) for the period              -          -              -     (2,745,794)    (2,745,794)            -      (2,745,794)
                                 ----------   --------   ------------   ------------   ------------     ---------    ------------
Comprehensive income (loss)                                             $ (2,821,431)
                                                                        ============
Balance, December 31, 2000       16,700,000   $ 16,700   $ 20,000,897                  $ (6,008,544)    $ (25,588)   $ 13,983,465
                                 ==========   ========   ============                  ============     =========    ============



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in US Dollars)

                                                                                       February 10
                                                    January 1          January 1     1998 (inception)
                                                     2000 to             1999 to           to
                                                   December 31        December 31      December 31
                                                      2000                1999             1998
                                                 ------------       ------------       -----------
Sales                                            $  3,175,561       $    989,539       $         -
Cost of sales                                         902,480            204,473                 -
                                                 ------------       ------------       -----------
Gross profit                                        2,273,081            785,066                 -
Selling, general and
  administrative expenses                          (3,946,975)        (1,239,292)         (169,657)
Depreciation of fixed assets and
  amortization of licence and permit                 (515,106)          (203,394)          (11,797)
Write off of land-use right
  net of unpaid amount                               (257,344)                 -                 -
Research expenses                                    (544,500)                 -                 -
New market development                               (279,114)                 -                 -
Provision for doubtful debts                          (63,630)            (5,033)                -
Loan interest expense                                (102,268)          (326,623)                -
Stock-based compensation                             (205,375)        (1,876,000)         (300,000)
                                                 ------------       ------------       -----------
Operating loss                                     (3,641,231)        (2,865,276)         (481,454)
Interest income                                       478,922             19,397             9,737
                                                 ------------       ------------       -----------
Loss before minority interest                      (3,162,309)        (2,845,879)         (471,717)
Minority interest                                     416,515             54,846                 -
                                                 ------------       ------------       -----------
Net (loss) for the period                        $ (2,745,794)      $ (2,791,033)      $  (471,717)
                                                 ============       ============       ===========
(Loss) per share
      Basic and diluted                          $      (0.17)      $      (0.27)      $     (0.06)
                                                 ============       ============       ===========
Weighted average number of
  common shares outstanding
      Basic and diluted                            15,794,871         10,177,452         8,054,795
                                                 ===========        ============       ===========

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
(Expressed in US Dollars)

                                                                                       February 10
                                                    January 1          January 1     1998 (inception)
                                                     2000 to             1999 to           to
                                                   December 31        December 31      December 31
                                                      2000                1999             1998
                                                 ------------       ------------       -----------

Cash flows from (used in) operating
 activities
   Net (loss) for the period                     $ (2,745,794)        (2,791,033)      $  (471,717)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - loan bonuses                                         -            283,365                 -
     - stock-based compensation expense               205,375          1,876,000           300,000
     - depreciation of fixed assets and
          amortization of licence and permit          669,031            263,101            11,797
     - minority interests                            (416,515)           (54,846)                -
     - loss on disposal of fixed assets                     -             12,279                 -
     - write off of land-use right, net of
         unpaid amount                                257,344                  -                 -
     - provision for doubtful debts                    63,630              5,033                 -
  Changes in non-cash working capital items,
    net of effect of acquisition of subsidiary:
     - accounts receivable                           (561,763)          (662,999)                -
     - inventories                                    183,925           (385,436)                -
     - prepaid expenses and deposits                  362,006           (266,169)         (192,771)
     - accounts payable and accrued liabilities        98,112            902,328           744,633
                                                 ------------       ------------       -----------
                                                   (1,884,649)          (818,377)          391,942
                                                 ------------       ------------       -----------
Cash flows used in investing activities
  Purchase of fixed assets                           (900,231)          (339,504)         (891,914)
  Increase in restricted funds                     (2,247,613)                 -                 -
  Additional cost of licence                         (250,000)                 -                 -
  Acquisition of Huaxin, net of cash acquired               -         (2,931,818)                -
  Investment in Hepatitis B vaccine project        (4,000,000)                 -                 -
  Refundable investment deposits                     (400,000)                 -                 -
                                                 ------------       ------------       -----------
                                                   (7,797,844)        (3,271,322)         (891,914)
                                                 ------------       ------------       -----------
Cash flows from financing activities
  Loan proceeds                                     1,594,453            613,497                 -
  Proceeds from issuance of shares,
    net of issuance costs                           2,553,500          1,389,212         1,912,678
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs          8,611,603          1,325,000                 -
  Funds contributed by minority shareholders          403,380                  -                 -
                                                 ------------       ------------       -----------
                                                   13,162,936          3,327,709         1,912,678
                                                 ------------       ------------       -----------
Foreign exchange loss on cash
  held in foreign currency                             (5,003)            (1,103)          (32,351)
                                                 ------------       ------------       -----------
Increase (decrease) in cash and
  and cash equivalents                              3,475,440           (763,093)        1,380,355

Cash and cash equivalents, beginning of period        617,262          1,380,355                 -
                                                 ------------       ------------       -----------
Cash and cash equivalents, end of period         $  4,092,702            617,262       $ 1,380,355
                                                 ============       ============       ===========



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


1.   Nature of Business

     The Company was formed on August 22, 1989 as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceuticals Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition. In 1998, the Company was a development stage enterprise.

     Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). Kailong and Huaxin are in the business of research and development, production and sales of pharmaceutical products in China.


2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          (i) These consolidated financial statements include the accounts of the Company and its subsidiaries, Allwin, Kailong and Huaxin. All inter-company transactions and balances have been eliminated.

          (ii) Under the terms of Sino-Foreign Joint Venture Contract, Huaxin's board of directors consists of five directors of which the
               Company has the right to select three directors including the chairman. Except for (1) amending Huaxin's articles of association; (2) liquidating Huaxin; (3) increasing or decreasing Huaxin's registered capital; (4) mortgaging Huaxin's assets; and
               (5) merging Huaxin, which transactions require unanimous approval by Huaxin's board, the Company controls Huaxin in the ordinary course of business. Because the Company has a controlling financial interest in Huaxin, and controls Huaxin's operations in the ordinary course of business, the Company has accounted for Huaxin using the consolidated method of accounting as opposed to using the equity method.

     (b)  Principles of Accounting

          These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


2.   Significant Accounting Policies (continued)

     (c)  Fixed Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method. Fixed assets are recorded at cost. Depreciation is provided over the following useful lives:


                 Motor vehicle                         10 years
                 Lab equipment                         8 years
                 Office equipment and furniture        5 years
                 Land improvements                     10 years
                 Leasehold improvements                Term of lease (10 years)
                 Production equipment                  10 years

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


2.   Significant Accounting Policies (continued)

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

          The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


2.   Significant Accounting Policies (continued)

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

     (k)  Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at December 31, 2000, cash equivalents consist of commercial papers and redeemable term deposits.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)



2.   Significant Accounting Policies (continued)

     (o)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of 4,258,000 warrants and 3,043,000 stock options outstanding at December 31, 2000 are anti-dilutive, however, they may be dilutive in future.

     (p)  New Accounting Pronouncements

          (i) The Financial Accounting Standards Board ("FASB") has issued Interpretation No. 44 in March 2000, which addresses certain practice issues regarding Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The effective date of the interpretation was July 1, 2000.

               If the terms of an option (originally accounted for as a fixed option) are modified during the option term to change the exercise price directly, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (e.g., within six months) to the same individual should be considered in substance a modified (variable) option.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


3.   Acquisition of Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin")

     Huaxin, a Chinese company, which the Company owns 75%, was formed to acquire the following assets and liabilities from another Chinese company engaged in the development, production and sale of Recombinant Human Erythropoietin Injection drugs in China. The Company paid US$3,000,000 cash for its 75% interest on June 11, 1999. The allocation of the acquisition costs, based on appraised values as at June 11, 1999, are as follows:


     Cash and cash equivalents       RMB       750,000    US$       90,909
     Inventories                             2,808,382             340,410
     Fixed assets                           12,397,202           1,502,691
     Licence and permit                     20,602,798           2,497,309
     Accounts payable                       (3,558,382)           (431,319)
                                            ----------           ---------
     Net assets                      RMB    33,000,000    US$    4,000,000
                                            ==========           =========
     75% thereof                     RMB    24,750,000    US$    3,000,000
                                            ==========           =========

     The operating results of Huaxin, commencing June 11, 1999, are included in the statement of operations.

     The following summarized proforma information assumes the acquisition had occurred on January 1, 1998:

                                                       1999           1998
                                                  ------------     ----------

     Sales                                        $  1,315,972     $  519,309

     Net (loss)                                   $ (2,327,063)    $ (602,265)

     (Loss) per share
     - basic and diluted                          $      (0.23)    $    (0.07)
                                                  ------------     ----------

4.   Restricted Funds
                                                       2000           1999
                                                  ------------     ----------
     Term deposits held as collateral
        against bank loans                        $  1,736,328     $        -

     Restricted for use in acquisition
        of fixed assets                                511,285              -
                                                  ------------     ----------
                                                  $  2,247,613     $        -
                                                  ============     ==========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


5.   Accounts Receivable

                                                      2000            1999
                                                  ------------     ----------

     Trade receivable                             $    996,100     $  624,468

     Allowance for doubtful accounts                   (40,663)        (5,033)
                                                  ------------     ----------
                                                       955,437        619,435
     Other receivable                                  211,439         21,308
                                                  ------------     ----------
                                                  $  1,166,876     $  640,743
                                                  ============     ==========

6.   Inventories

                                                      2000            1999
                                                  ------------     ----------

     Raw materials                                $     72,033     $   66,071

     Finished goods                                    391,469        326,599

     Work in progress                                   10,539        265,296
                                                  ------------     ----------
                                                  $    474,041     $  657,966
                                                  ============     ==========

7.   Fixed Assets

                                                            2000
                                          --------------------------------------
                                                        Accumulated    Net book
                                             Cost       depreciation     value
                                          -----------   ------------ -----------
     Motor vehicles                       $   100,309   $     15,752 $    84,557
     Office equipment and furniture           202,242         57,746     144,496
     Leasehold improvements                   952,364        119,234     833,130
     Production and lab equipment           1,598,360        330,194   1,268,166
                                          -----------   ------------ -----------
                                          $ 2,853,275   $    522,926 $ 2,330,349
                                          ===========   ============ ===========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)



7.   Fixed Assets (continued)

                                                            1999
                                          --------------------------------------
                                                        Accumulated    Net book
                                             Cost       depreciation     value
                                          -----------   ------------ -----------

     Motor vehicle                        $    41,039   $      2,655 $    38,384
     Land lease                               924,784         29,285     895,499
     Office equipment and furniture           114,182         24,292      89,890
     Land improvements                         14,755          3,020      11,735
     Leasehold improvements                   729,791         33,915     695,876
     Production equipment                   1,109,181        198,252     910,929
                                          -----------   ------------ -----------
                                          $ 2,933,732   $    291,419 $ 2,642,313
                                          ===========   ============ ===========

        Depreciation expenses were $269,125, $130,835 and $11,797 for the periods ended December 31, 2000, 1999 and 1998, respectively. All fixed assets are located in China.

8.      Investment in Hepatitis B Vaccine Project - Related Party

     (a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

     (b) Subsequent to the year-end and pursuant to an amended agreement dated March 22, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a senior officer and director of the Company and one of the shareholders of Alphatech, demands to repurchase the project from the Company. The repurchase price will be $4.0 million payable as follows:

          (i)  $500,000 at the date of repurchase; and

          (ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


9.   Refundable Investment deposits - Related Party

     Guanzhou Recomgen Biotech Co. Ltd.
     - Tissue Plasminogen Activator ("TPA") Project                 $ 400,000

     Less:  Valuation allowance                                       (28,000)
                                                                    ---------
                                                                    $ 372,000
                                                                    =========

     During fiscal year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by a senior officer and a director of the Company. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen and its principals agreed to refund the $400,000 before September 30, 2001.

10.  Investment in rhTPO Drug Project - Related Party

     Pursuant to an agreement dated August 15, 1999, the Company entered into a joint research project for the development of rhTPO drug ("rhTPO") with Shenzhen Kelong Chuang Jian Enterprise Co. Ltd. ("Kelong"), a company incorporated in China. A director and senior officer of the Company is a principal shareholder of Kelong. The Company's maximum commitment to this project is US$543,540 (RMB 4,500,000).

     Under the terms of the agreement, Kelong and the Company will jointly own the drug licence of rhTPO. Kelong and the Company will then obtain its own individual production permit of the rhTPO drug product. The Company paid $483,140 (RMB 4,000,000) towards the early development phase of this project in fiscal year 2000 and the amount has been accounted for as research expense. The Company has to pay the remaining US$60,400 (RMB 500,000) for clinical testing of the rhTPO drug after the clinical testing permit has been issued by the regulatory authorities.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)

11.  Bank Loans

                                                       2000          1999
                                                   -----------   -----------
     RMB 3,000,000, bearing interest at
     5.85% per annum and due on July 31, 2001      $   362,354   $   369,914

     RMB 2,000,000, bearing interest at
     5.85% per annum and due on August 15, 2001        241,570       246,609

     RMB 7,800,000, bearing interest at
     5.85% per annum and due on January 26, 2001.
     The loan is secured by the term deposit           942,120             -

     RMB 4,000,000, bearing interest at
     5.58% per annum and due on June 11, 2001.
     The loan is secured by the term deposit.          483,138             -

     RMB 1,400,000 bearing interest at
     5.58% per annum and due on June 11, 2001.
     The loan is secured by the term deposits          169,098             -
                                                   -----------   -----------
     Total                                         $ 2,198,280   $   616,523
                                                   ===========   ===========

     The Company has arranged for a refinancing of the RMB 7.8 million loan subsequent to the year-end. The loan is now bearing interest at 5.265% per annum, due on January 31, 2002 and secured by the term deposit.

     The weighted average interest rate was 5.79% and 5.85% for the years ended December 31, 2000 and 1999, respectively.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


12.  Income Taxes

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

          Allwin is not subject to income taxes.

          As at December 31, 2000, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $2,284,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the year ended December 31, 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                               2000              1999
                                            ----------       ----------

          Tax loss carryforwards            $  776,560       $  361,000
          Stock-based compensation              70,000          638,000
          Less: valuation allowance           (846,560)        (999,000)
                                            ----------       ----------
                                            $        -       $        -
                                            ==========       ==========

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                    2000             1999
                                                 ----------       ----------
          Federal statutory income tax rate          34%              34%
          Change in valuation allowance             (34%)            (34%)
                                                 ----------       ----------
          Effective income tax rate                   -                -
                                                 ==========       ==========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


13.  Stock Options and Warrants

     (a)  Stock Option Plans

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

          On November 5, 1999 and November 9, 1999, the Company adopted another Stock Option Plan ("the 1999 B Plan") for the grant of options to employees and consultants of the Company to purchase up to 75,000 common stocks and 235,000 common stocks, respectively. Options granted under the 1999 B Plan were vested immediately and will be exercisable from the dates of grant for a period of five years at an exercise price of $0.50 per share.

          On November 9, 1999, the Company adopted another Stock Option Plan ("the 1999 C Plan") for the grant of options to employees and consultants of the Company to purchase up to 20,000 common stocks and 40,000 common stocks, respectively. Options granted under the 1999 C Plan were vested immediately and will be exercisable from the date of grant for a period of five years at an exercise price of $2.50 per share.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


13.  Stock Options and Warrants (continued)

     (a)  (continued)

          On January 5, 2000, the Company adopted another Stock Option Plan ("the 2000 A Plan") for the grant of options to consultants of the Company to purchase up to 35,000 common stocks at an exercise price of $0.50 per share for a period of five years. Options granted under the 2000 A Plan vest over a period of two-year period at a rate of 20% upon grant, 40% on the first anniversary of grant, 40% on the second anniversary of grant.

          On February 22, 2000, the Company adopted another Stock Option Plan ("the 2000 B Plan") for the grant of options to an employee of the Company to purchase up to 7,500 common stocks at an exercise price of $7 per share for a period of five years. Half of the options granted under the 2000 B Plan were vested immediately and the remaining half will be exercisable when the Company's share price closes at a price of $9 for five consecutive days. The plan was subsequently cancelled during the year.

          On February 22, 2000, the Company adopted another Stock Option Plan ("the 2000 C Plan") for the grant of options to an employee of the Company to purchase up to 100,000 common stocks at an exercise price of $7 per share for a period of five years. All of the options granted under the 2000 C Plan were vested immediately. The plan was subsequently cancelled during the year.

          On November 13, 2000, the Company granted directors, employees and a consultant of the Company to purchase up to 1,125,000 common stocks, 460,000 common stocks and 10,000 common stocks, respectively. Options granted to directors and employees of the Company were vested immediately and will be exercisable from the date of grant for a period of five years at an exercise price of $3.125 per share. Options granted to a consultant of the Company was vested immediately and exercisable from the date of grant for a period of 2 years at an exercise price of $3.125 per share.

          The Company charged $205,375 and $1,876,000 to income in the 2000 and 1999 fiscal years, respectively, on vested options having an exercise price below the fair value of the Company's stock on the date of grant.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


13.  Stock Options and Warrants (continued)

     (b)  Summary of Stock Option Activities

          The following is a summary of the stock option outstanding as at December 31, 2000:


                                                                       Weighted Average
                                                            Shares      Exercise Price
          -------------------------------------------- --------------- -------------------
          Options outstanding at February 10, 1998                  -          $     -
          Granted                                           1,200,000          $  0.50
          -------------------------------------------- --------------- -------------------
          Options outstanding at December 31, 1998          1,200,000          $  0.50
          Cancelled                                          (300,000)         $  0.50
          Granted                                             620,000          $  0.69
          -------------------------------------------- --------------- -------------------
          Options outstanding at December 31, 1999          1,520,000          $  0.58
          Granted                                           1,737,500          $  3.31
          Forfeitured                                        (107,500)         $  7.00
          Exercised                                          (107,000)         $  0.50
          -------------------------------------------- --------------- -------------------
          Options outstanding at December 31, 2000          3,043,000          $  1.89
          ============================================ =============== ===================




                             Options Outstanding                         Options Exercisable
           --------------------------------------------------------    ------------------------
                                           Weighted
                                            Average      Weighted                    Weighted
               Range of                    Remaining      Average                     Average
               Exercise        Number     Contractual     Exercise        Number      Exercise
                Prices      Outstanding      Life          Price        Exercisable    Price
           ---------------- ------------ ------------- ------------    ------------ -----------
             $0.01 - $1.00    1,428,000      3.24            $0.50       1,400,000       $0.50
             $2.01 - $3.00       20,000      3.86            $2.50          20,000       $2.50
             $3.01 - $4.00    1,595,000      4.85            $3.13       1,595,000       $3.13
                              ---------      ----            -----       ---------       -----
                              3,043,000      4.09            $1.89       3,015,000       $1.90
                              =========      ====            =====       =========       =====


          The following table summarizes information about options granted during the year ended December 31, 2000:

                                                                   Weighted    Weighted
                                                                   Average      Average
                                                                   Exercise      Fair
                                                                    Price        Value
                                                                 ----------- -------------

          Exercise price equals market price at grant date            $3.37         $0.01
          Exercise price is below market price at grant date          $0.50         $4.54
                                                                 ----------- -------------

          The weighted average fair value of the options granted during the year ended December 31, 2000 was $0.11.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)



13.  Stock Options and Warrants (continued)

     (c) The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 89%, and expected lives of approximately 0 to 2 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

                                                   2000             1999            1998
                                               ------------     -----------      ----------
          Net (loss) for the period:
          - as reported                        $ (2,745,794)    $ (2,791,033)    $ (471,717)
          - pro-forma                            (2,746,378)      (2,791,033)      (471,717)
                                               ------------     -----------      ----------
          Basic and diluted (loss) per share:
          - as reported                              $(0.17)           (0.27)         (0.06)
          - pro-forma                                $(0.17)           (0.27)         (0.06)
                                               ------------     -----------      ----------

     (d)  Share purchase warrants outstanding as at December 31, 2000:


            Number          Underlying        Exercise Price
          of Warrants         Shares            Per Share        Expiry Date
          -----------       ----------        --------------     -----------
          4,258,000          4,258,000            $2.50          March 1, 2001

14.  Related Party Transactions

     (a)  The Company incurred the following expenses to the directors:

                                                   2000             1999            1998
                                               ------------     -----------      ----------

          Management fees                         $72,000          $96,000         $72,000
                                               ============     ===========      ==========


     (b)  see Notes 8, 9 and 10.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000 and 1999
(Expressed in US Dollars)


15.  Commitment

     The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,350) per annum until June 11, 2009. Minimum payments required under the agreement are as follows:


              2002                    3,000,000              362,350
              2003                    3,000,000              362,350
              2004                    3,000,000              362,350
              2005                    3,000,000              362,350
              2006                    3,000,000              362,350
              2007 - 2009             7,375,000              890,780
                                 --------------         ------------
              Total              RMB 22,375,000         US$2,702,503
                                 ==============         =============

16.  Non-cash Financing Activities

     During the year, 250,000 common shares were allotted for additional licence and permit costs.

17.  Comparative Figures

     Certain 1999 and 1998 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2000.