Form 10-Q
period 2001-03-31
DRAGON PHARMACEUTICALS INC
filed 2001-05-15
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Number of shares of common stock outstanding as of March 31, 2001:  16,706,000

Part 1.  Financial Information
Item 1.  Financial Statements

Consolidated Balance Sheet
(Expressed in U.S. Dollars)

                                                                         March 31            December 31
                                                                           2001                  2000
                                                                       ------------         ------------
                                                                        (Unaudited)
ASSETS

Current
  Cash and cash equivalents                                            $  3,037,672         $  4,092,702
  Restricted funds                                                        2,439,970            2,247,613
  Accounts receivable                                                     1,028,051            1,166,876
  Inventories                                                               623,015              474,041
  Prepaid and deposits                                                      116,399               96,934
                                                                       ------------         ------------
Total current assets                                                      7,245,107            8,078,166

Fixed assets                                                              2,575,097            2,330,349

Investment in Hepatitis B vaccine project - related party                 4,000,000            4,000,000

Refundable investment deposits - related party                              372,000              372,000

Licence and permit                                                        3,654,546            3,766,315
                                                                       ------------         ------------
Total assets                                                           $ 17,846,750         $ 18,546,830
                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                           $  2,477,042         $  2,198,280
  Accounts payable and accrued liabilities                                1,359,815            1,435,820
                                                                       ------------         ------------
Total current liabilities                                                 3,836,857            3,634,100
                                                                       ------------         ------------
Minority interests                                                          825,643              929,265
                                                                       ------------         ------------
Commitment (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  16,706,000 common shares
    (December 31, 2000 - 16,700,000)                                         16,706               16,700

Additional paid in capital                                               20,055,866           20,000,897

Accumulated other comprehensive (loss)                                      (23,595)             (25,588)

Accumulated deficit                                                      (6,864,727)          (6,008,544)
                                                                       ------------         ------------
Total stockholders' equity                                               13,184,250           13,983,465
                                                                       ------------         ------------
Total liabilities and stockholders' equity                             $ 17,846,750         $ 18,546,830
                                                                       ============         ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                            Accumulated
                                                                               Compre-                       Other         Total
                                                              Additional       hensive                       Compre-       Stock-
                                           Common stock        paid-in         income        Deficit         hensive      holders'
                                       Shares      Amount      capital         (loss)      accumulated       Income        equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999          10,735,000   $ 10,735   $ 15,690,734                   $ (3,262,750)   $  50,049   $ 12,488,768

Issued 4,258,000 common shares
  Previously allotted                4,258,000      4,258         (4,258)                             -            -              -

Additional share issuance costs
  to 4,258,000 common shares issued                     -         (5,247)                             -            -         (5,247)

Exercise stock options for cash        107,000        107         53,393                              -            -         53,500

Exercise warrants for cash           1,600,000      1,600      2,498,400                              -            -      2,500,000

Allotted 250,000 common shares
  at $6.25 per share                         -          -      1,562,500                              -            -      1,562,500

Stock option compensation                    -          -        205,375                              -            -        205,375

Other comprehensive income
 - foreign currency translation              -          -              -          (75,637)            -      (75,637)       (75,637)

Comprehensive income
 - net (loss) for the period                 -          -              -       (2,745,794)   (2,745,794)           -     (2,745,794)
                                    ----------   --------   ------------     ------------  ------------    ---------   ------------
Comprehensive income (loss)                                                  $ (2,821,431)
                                                                             ============
Balance, December 31, 2000          16,700,000   $ 16,700   $ 20,000,897                   $ (6,008,544)   $ (25,588)  $ 13,983,465
                                    ==========   ========   ============        `          ============    =========   ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                                            Accumulated
                                                                               Compre-                       Other         Total
                                                              Additional       hensive                       Compre-       Stock-
                                           Common stock        paid-in         income        Deficit         hensive      holders'
                                       Shares      Amount      capital         (loss)      accumulated       Income        equity
----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2000          16,700,000   $  16,700  $ 20,000,897                -  $ (6,008,544)   $ (25,588)  $ 13,983,465

Exercise of stock options for cash       6,000           6         2,994                -             -            -          3,000

Other comprehensive income
 - foreign currency translation              -           -             -            1,993             -        1,993          1,993

Comprehensive (loss)
 - net (loss) for the period                 -           -             -         (856,183)     (856,183)           -       (856,183)

Stock option compensation                    -           -        51,975                -             -            -         51,975
                                    ----------   ---------  ------------     ------------  ------------    ---------   ------------
Comprehensive (loss)                                                         $   (854,190)
                                                                             ============

Balance, March 31, 2001             16,706,000   $ 16,706   $ 20,055,866                   $ (6,864,727)   $ (23,595)  $ 13,184,250
                                    ==========   ========   ============        `          ============    =========   ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                                        January 1            January 1
                                                                          2001 to              2000 to
                                                                         March 31             March 31
                                                                            2001                2000
                                                                     ------------         ------------

Sales                                                                $    664,414         $    661,785

Cost of sales                                                             146,920               98,865
                                                                     ------------         ------------
Gross profit                                                              517,494              562,920

Selling, general and
  administrative expenses                                              (1,125,808)            (472,653)

Depreciation of fixed assets and
  amortization of licence and permit
  and land-use right                                                     (153,814)             (88,233)

Research expenses                                                         (40,200)                   -

New market development                                                    (99,880)             (12,081)

Provision for doubtful debts                                              (36,826)             (24,038)

Loan interest expense                                                     (33,993)             (25,471)

Stock-based compensation                                                  (51,975)            (188,365)
                                                                     ------------         ------------
Operating loss                                                         (1,025,002)            (247,921)

Interest income                                                            65,259               24,052
                                                                     ------------         ------------
Loss before minority interest                                            (959,743)            (223,869)

Minority interest                                                         103,560              (10,911)
                                                                     ------------         ------------
Net (loss) for the period                                            $   (856,183)        $   (234,780)
                                                                     ============         ============
(Loss) per share
  Basic and diluted                                                  $      (0.05)        $      (0.02)
                                                                     ============         ============
Weighted average number of
  common shares outstanding
      Basic and diluted                                                16,701,233           11,807,933
                                                                     ============         ============



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)


                                                                      January 1            January 1
                                                                       2001 to              2000 to
                                                                       March 31             March 31
                                                                        2001                 2000
                                                                     ------------        ------------
Cash flows from (used in) operating activities
   Net (loss) for the period                                         $   (856,183)       $   (234,780)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                    51,975             188,365
     - depreciation of fixed assets and amortization of
          licence and permit and land-use right                           197,323             122,469
     - minority interests                                                (103,560)             10,911
     - provision for doubtful debts                                        36,826              24,038
  Changes in non-cash working capital items:
     - accounts receivable                                                101,974             (38,015)
     - inventories                                                       (148,974)            (87,979)
     - prepaid expenses and deposits                                      (19,465)           (427,536)
     - accounts payable and accrued liabilities                           (76,005)           (460,287)
                                                                     ------------        ------------
                                                                         (816,089)           (902,814)
                                                                     ------------        ------------
Cash flows used in investing activities
  Purchase of fixed assets                                               (327,932)            (38,360)
  Increase in restricted funds                                           (192,357)         (1,513,800)
  Additional cost of licence                                                    -            (250,000)
                                                                     ------------        ------------
                                                                         (520,289)         (1,802,160)
                                                                     ------------        ------------
Cash flows from financing activities
  Loan proceeds                                                           277,842             934,840
  Proceeds from issuance of shares                                          3,000             113,500
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                      -           8,786,603
  Funds contributed by minority shareholders                                    -             403,380
                                                                     ------------        ------------
                                                                          280,842          10,238,323
                                                                     ------------        ------------
Foreign exchange loss on cash
  held in foreign currency                                                    506               8,318
                                                                     ------------        ------------
Increase (decrease) in cash and
  And cash equivalents                                                 (1,055,030)          7,540,932

Cash and cash equivalents, beginning of period                          4,092,702             617,262
                                                                     ------------        ------------
Cash and cash equivalents, end of period                             $  3,037,672        $  8,158,194
                                                                     ============        ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


2.   Significant Accounting Policies (continued)

     (g)  Advertising Expenses

          The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended March 31, 2001.

     (h)  Income Taxes

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

     (i)  Comprehensive Income

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

     (j)  Financial Instruments and Concentration of Risks

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


2.   Significant Accounting Policies (continued)

     (j)  Financial Instruments and Concentration of Risks (continued)

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

     (k)  Licence and Permit

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

     (l)  Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at March 31, 2001, cash equivalents consist of commercial papers and redeemable term deposits.

     (m)  Inventories

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


2.   Significant Accounting Policies (continued)

     (n)  Revenue Recognition

          Sales revenue is recognized upon the delivery of goods to customers.

     (o)  Stock-based Compensation

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

     (p)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of
          4,658,000 warrants and 3,037,000 stock options outstanding at March 31, 2001 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


2.   Significant Accounting Policies (continued)

     (q)  New Accounting Pronouncements


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)



3.   Restricted Funds


                                                                  March 31      December 31
                                                                    2001            2000
                                                                 ----------      ----------

     Term deposits held as collateral against bank loans         $2,439,970      $1,736,328

     Restricted for use in acquisition of fixed assets                    -         511,285
                                                                 ----------      ----------
                                                                 $2,439,970      $2,247,613
                                                                 ==========      ==========


4.   Accounts Receivable

                                                                  March 31      December 31
                                                                    2001            2000
                                                                 ----------      ----------


     Trade receivable                                            $  934,448      $  996,100

     Allowance for doubtful accounts                                (77,514)        (40,663)
                                                                 ----------      ----------
                                                                    856,934         955,437
     Other receivable                                               171,117         211,439
                                                                 ----------      ----------
                                                                 $1,028,051      $1,166,876
                                                                 ==========      ==========

5.   Inventories

                                                                  March 31      December 31
                                                                    2001            2000
                                                                 ----------      ----------


     Raw materials                                               $  161,036      $   72,033

     Finished goods                                                 439,416         391,469

     Work in progress                                                22,563          10,539
                                                                 ----------      ----------
                                                                 $  623,015      $  474,041
                                                                 ==========      ==========


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


6.   Fixed Assets



                                                              March 31, 2001
                                              -----------------------------------------
                                                             Accumulated      Net book
                                                  Cost       depreciation       value
                                              ----------    -------------    ----------

     Motor vehicles                           $  100,347       $ 19,986      $   80,361
     Office equipment and furniture              230,550         67,852         162,698
     Leasehold improvements                      953,639        147,570         806,069
     Production and lab equipment              1,897,846        371,877       1,525,969
                                              ----------       --------      ----------
                                              $3,182,382       $607,285      $2,575,097
                                              ==========       ========      ==========


                                                             December 31, 2000
                                              -----------------------------------------
                                                             Accumulated      Net book
                                                  Cost       depreciation       value
                                              ----------    -------------    ----------

     Motor vehicles                           $  100,309       $ 15,752      $   84,557
     Office equipment and furniture              202,242         57,746         144,496
     Leasehold improvements                      952,364        119,234         833,130
     Production and lab equipment              1,598,360        330,194       1,268,166
                                              ----------       --------      ----------
                                              $2,853,275       $522,926      $2,330,349
                                              ==========       ========      ==========

For the three-month period ended March 31, 2001, depreciation expenses totalled $84,755 (December 31, 2000 - $269,125). All fixed assets are located in China.


7.   Investment in Hepatitis B Vaccine Project - Related Party

     (a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

     (b) Pursuant to an amended agreement dated March 22, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a senior officer and director of the Company and one of the shareholders of Alphatech, demands to repurchase the project from the Company. The repurchase price will be $4.0 million payable as follows:

          (i)  $500,000 at the date of repurchase; and

          (ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)



8.   Refundable Investment deposits - Related Party

                                                         March 31    December 31
                                                           2001         2000
                                                        --------      --------
     Guanzhou Recomgen Biotech Co. Ltd.
     - Tissue Plasminogen Activator ("TPA") Project     $400,000      $400,000

     Less:  Valuation allowance                          (28,000)      (28,000)
                                                        --------      --------
                                                        $372,000      $372,000
                                                        ========      ========

     During the year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by a senior officer and a director of the Company. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen and its principals agreed to refund the $400,000 before September 30, 2001.


9.   Bank Loans


                                                                        March 31        December 31
                                                                          2000              2000
                                                                       ----------       ----------

    RMB 3,000,000, bearing interest at 5.85% per annum and due on
    July 31, 2001                                                      $  362,494       $  362,354

    RMB 2,000,000, bearing interest at 5.85% per annum and due on
    August 15, 2001                                                       241,663          241,570

    RMB 7,800,000, bearing interest at 5.265% per annum and due on
    January 31, 2002.  The loan is secured by the  term deposit           942,484          942,120

    RMB 4,000,000, bearing interest at 5.58% per annum and due on
    June 11, 2001.  The loan is secured by the term deposit               483,325          483,138

    RMB 1,400,000 bearing interest at 5.58% per annum and due on
    June 11, 2001.  The loan is secured by the term deposit               169,164          169,098

    RMB 2,300,000 bearing interest at 5.265% per annum and due on
    January 18, 2002.  The loan is secured by the term deposit            277,912                -
                                                                       ----------       ----------
    Total                                                              $2,477,042       $2,198,280
                                                                       ==========       ==========


     The weighted average interest rate was 5.48% for the three-month period ended March 31, 2001 and 5.79% for the year ended December 31, 2000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


10.  Income Taxes

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

          Allwin is not subject to income taxes.

          As at March 31, 2001, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $2,980,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended March 31, 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                     March 31      March 31
                                                       2001          2000
                                                    ----------     --------

          Tax loss carryforwards                   $1,013,000     $392,000
          Stock-based compensation                     17,700       64,000
          Less: valuation allowance                (1,030,700)    (456,000)
                                                   ----------     --------
                                                   $        -     $      -
                                                   ==========     ========

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                     March 31      March 31
                                                       2001          2000
                                                    ----------     --------

          Federal statutory income tax rate              34%           34%
          Change in valuation allowance                 (34%)         (34%)
                                                    ----------     --------
          Effective income tax rate                       -             -
                                                   ==========     ========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975 and $188,365, for the three-month periods ended March 31, 2001 and 2000, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. There was no stock option granted during the period ended March 31, 2001.

          The following is a summary of the employee stock option information for the period ended March 31, 2001:


                                                                         Weighted Average
                                                              Shares      Exercise Price
                                                            ---------    ----------------

          Options outstanding at December 31, 1999          1,520,000          $  0.58
          Granted                                           1,737,500          $  3.31
          Forfeitured                                        (107,500)         $  7.00
          Exercised                                          (107,000)         $  0.50
                                                            ---------          -------
          Options outstanding at December 31, 2000          3,043,000          $  1.89
          Options exercised                                    (6,000)         $  0.50
                                                            ---------          -------
          Options outstanding at March 31, 2001             3,037,000          $  1.89
                                                            =========          =======




                         Options Outstanding                             Options Exercisable
    ---------------------------------------------------------------    ------------------------
                                             Weighted
                                              Average     Weighted                    Weighted
               Range of                     Remaining      Average                     Average
               Exercise          Number   Contractual     Exercise          Number    Exercise
                 Prices     Outstanding          Life        Price     Exercisable       Price
    -------------------- --------------- ------------- ------------    ------------ -----------

          $0.01 - $1.00       1,422,000      2.98            $0.50       1,408,000       $0.50
          $1.01 - $2.00               -       -              $   -               -       $   -
          $2.01 - $3.00          20,000      3.61            $2.50          20,000       $2.50
          $3.01 - $4.00       1,595,000      4.60            $3.13       1,595,000       $3.13
                              ---------      ----            -----       ---------       -----
                              3,037,000      3.83            $1.89       3,023,000       $1.90
                              =========      ====            =====       =========       =====


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)



11.  Stock Options and Warrants (continued)

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

                                                    March 31       March 31
                                                      2001           2000
                                                   ---------      ---------

     Net (loss) for the period:
     - as reported                                 $(856,183)     $(234,780)
     - pro-forma                                    (856,767)      (235,264)
                                                   ---------      ---------
     Basic and diluted (loss) per share:
     - as reported                                    $(0.05)        $(0.02)
     - pro-forma                                      $(0.05)        $(0.02)
                                                   ---------      ---------

     (b)  Warrants

          Share purchase warrants outstanding as at March 31, 2001:


         Number         Underlying        Exercise Price
       Of Warrants        Shares            Per Share        Expiry Date
       -----------      ----------        --------------     ------------
       4,258,000         4,258,000            $2.50          May 1, 2001
         400,000           400,000            $3.00          November 24, 2002

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2001
------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)


12.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

                                                 March 31     March 31
                                                   2001         2000
                                                 ---------    --------

          Management fees                         $18,000      $18,000
                                                  =======      =======

     (b)  See Notes 8 and 9.


     13.  Commitment

          The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,490) per annum until June 11, 2009. Minimum payments required under the agreement are as follows:


          2002                           750,000               90,620
          2003                         3,000,000              362,490
          2004                         3,000,000              362,490
          2005                         3,000,000              362,490
          2006                         3,000,000              362,490
          2007 - 2009                  7,375,000              891,130
                                   -------------         ------------
          Total                    RMB20,125,000         US$2,431,710
                                   =============         ============

14.  Comparative Figures

Certain 2000 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-K for the fiscal year ended December 31, 2000.

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by Nanjing Huaxin Biotech by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production in China during the last quarter of calendar1999.

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

On June 6, 2000, Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing biopharmaceutical products outside China. On September 15, 2000, Dragon incorporated Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

Revenues. Revenue results primarily from the sale of EPO in China. Revenue for the three month period ending March 31, 2001, was $664,414 compared to $661,785 for the three month period ending March 31, 2000. Cost of sales for the three months ended March 31, 2000, of $146,920 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three months ended March 31, 2000, was $98,865. During the three months ended March 31, 2001, Dragon had interest income of $65,259. Interest income for the three months ended March 31, 2000, was $24,052. Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the last quarter of 1999.

Expenses. Total operating expenses for the three months ended March 31, 2001, were $1,125,808. The major expense incurred in the first quarter of 2001 related to the selling of pharmaceutical products and represented approximately 41% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three months ended March 31, 2001, included auditing expenses of $36,200, consulting fees of $122,323, legal and corporate services of $34,414, new product line testing of $93,611, rent of $71,330, salaries and benefits of $98,242, and management fees of $35,125. Management fees include $18,000 paid to one director for services during the first quarter of 2001.

Other significant expenses for the first three months of 2001 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $153,814, new market development of $99,880, and stock based compensation of $51,975.

Comparatively, total operating expenses for the first quarter of 2000 were $442,653. Selling expenses represented 39% total operating expenses during this period. Other major expenses for the period ended March 31, 2000, included the depreciation of fixed assets and amortization of intangible assets of $88,233, bad debt write offs of $24,038, and loan interest of $25,471.

Net and Comprehensive Loss. Dragon had a net loss of $856,183 and a comprehensive loss of $959,743 for the three month period ending March 31, 2001. Calculated in the comprehensive loss for the period was a minority interest loss of $103,560.

The Company's net loss for the three month period ended March 31, 2000, was $234,780 which includes a minority interest loss of $10,911. The comprehensive loss for the same period was $223,869.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the three months then ended. The loss per share for the three month period ending March 31, 2001 and 2000, was $0.05 and $0.02, respectively. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company may finance future operations through additional equity financings.

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

As of March 31, 2001 and December 31, 2000, Dragon's working capital was $3,408,250 and $4,444,066, respectively.

Item 3.

Dragon has no long-term debt. Therefore, Dragon does not believe that a change in interest rates will have a material effect on the Company.

PART II.       OTHER INFORMATION

Items 1, 2, 3, 4 and 5

None.

Item 6(a) Exhibits

10.12. Letter agreement between the Company and Alphatech Bioengineering Limited modifying their agreement of October 6, 2000.

10.13. Letter of intent between Longbin Liu and the Company.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



                                   DRAGON PHARMACEUTICALS INC.
                                   (registrant)


Dated:   May 14, 2001              /s/  Dr. Longbin Liu
                                   Dr. Longin Liu
                                   President and Chief Executive Officer and
                                   Chief Financial Officer
                                   (and authorized to sign on behalf of the
                                   registrant)