Form 10QSB
period 2001-06-30
DRAGON PHARMACEUTICALS INC
filed 2001-08-20
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

Number of shares of common stock outstanding as of June 30, 2001:  16,831,000

Part 1.  Financial Information

Item 1.  Financial Statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


---------------------------------------------------------------------------------------------------------
                                                                       June 30,              December 31,
                                                                         2001                   2000
---------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                           $  2,275,152           $  4,092,702
  Restricted funds                                                       2,939,955              2,247,613
  Accounts receivable                                                      952,903              1,166,876
  Inventories                                                              762,893                474,041
  Prepaid and deposits                                                     253,264                 96,934
---------------------------------------------------------------------------------------------------------
Total current assets                                                     7,184,167              8,078,166

Fixed assets                                                             2,526,343              2,330,349

Investment in Hepatitis B vaccine project - related party                4,000,000              4,000,000

Refundable investment deposits - related party                             372,000                372,000

Licence and permit                                                       3,542,105              3,766,315
---------------------------------------------------------------------------------------------------------
Total assets                                                          $ 17,624,615           $ 18,546,830
=========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                          $  3,304,976           $  2,198,280
  Accounts payable and accrued liabilities                               1,284,825              1,435,820
---------------------------------------------------------------------------------------------------------
Total current liabilities                                                4,589,801              3,634,100
---------------------------------------------------------------------------------------------------------
Minority interests                                                         759,681                929,265
---------------------------------------------------------------------------------------------------------
Commitment (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  16,831,000 common shares
    (December 31, 2000 - 16,700,000)                                        16,831                 16,700

Additional paid in capital                                              20,118,241             20,000,897

Accumulated other comprehensive (loss)                                     (22,499)               (25,588)

Accumulated deficit                                                     (7,837,440)            (6,008,544)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                              12,275,133             13,983,465
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $ 17,624,615           $ 18,546,830
=========================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited-Prepared by Management)

                                                                                                           Accumulated
                                                                                 Compre-                      other       Total
                                                               Additional        hensive                     compre-      Stock-
                                         Common stock           paid-in          income       Deficit        hensive      holders'
                                       Shares      Amount       capital          (loss)     accumulated      income       equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999           10,735,000   $ 10,735   $ 15,690,734                  $ (3,262,750)   $  50,049   $ 12,488,768

Issued 4,258,000 common shares
  previously allotted                 4,258,000      4,258         (4,258)                            -            -              -

Additional share issuance costs
  to 4,258,000 common shares
  issued                                                 -         (5,247)                            -            -         (5,247)

Exercise stock options for cash         107,000        107         53,393                             -            -         53,500

Exercise warrants for cash            1,600,000      1,600      2,498,400                             -            -      2,500,000

Allotted 250,000 common shares
  at $6.25 per share                          -          -      1,562,500                             -            -      1,562,500

Stock option compensation                     -          -        205,375                             -            -        205,375

Other comprehensive income
 - foreign currency translation               -          -              -        (75,637)             -      (75,637)       (75,637)

Comprehensive income
 - net (loss) for the period                  -          -              -     (2,745,794)    (2,745,794)           -     (2,745,794)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                 $ (2,821,431)
                                                                            ============
Balance, December 31, 2000           16,700,000   $ 16,700   $ 20,000,897                  $ (6,008,544)   $ (25,588)  $ 13,983,465
=========================================================================                  ========================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited-Prepared by Management)

                                                                                                           Accumulated
                                                                                 Compre-                      other       Total
                                                               Additional        hensive                     compre-      Stock-
                                         Common stock           paid-in          income       Deficit        hensive      holders'
                                       Shares      Amount       capital          (loss)     accumulated      income       equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2000           16,700,000   $ 16,700   $ 20,000,897              -   $ (6,008,544)   $ (25,588)  $ 13,983,465

Exercise of stock options for cash      131,000        131         65,369              -              -            -         65,500

Other comprehensive income
 - foreign currency translation               -          -              -          3,089              -        3,089          3,089

Comprehensive (loss)
 - net (loss) for the period                  -          -              -     (1,828,896)    (1,828,896)           -     (1,828,896)

Stock option compensation                     -          -         51,975              -              -            -         51,975
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                        $ (1,825,807)
                                                                            ============
Balance, June 30, 2001               16,831,000   $ 16,831   $ 20,118,241                  $ (7,837,440)   $ (22,499)  $ 12,275,133
=========================================================================                  ========================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)



                                          Three Months      Three Months    Six Months      Six Months
                                             Ended             Ended          Ended           Ended
                                            June 30,          June 30,       June 30,        June 30,
                                              2001              2000           2001            2000
-------------------------------------------------------------------------------------------------------
Sales                                      $    602,341    $    797,127    $  1,266,755    $  1,458,912

Cost of sales                                   155,726         167,536         302,647         266,401
-------------------------------------------------------------------------------------------------------
Gross profit                                    446,615         629,591         964,108       1,192,511

Selling, general and
  administrative expenses                    (1,288,609)       (741,005)     (2,414,416)     (1,213,658)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                    (154,515)       (214,819)       (308,329)       (303,052)

Research expenses                               (26,537)         (7,004)        (66,737)         (7,004)

New market development                            9,709               0         (90,171)        (12,081)

Provision for doubtful debts                    (42,000)        (22,142)        (78,825)        (46,180)

Loan interest expense                           (38,313)        (24,434)        (72,306)        (49,905)

Stock-based compensation                              0               0         (51,975)       (188,365)
-------------------------------------------------------------------------------------------------------
Operating loss                               (1,093,650)       (379,813)     (2,118,651)       (627,734)

Interest income                                  54,985         195,273         120,243         219,325
-------------------------------------------------------------------------------------------------------
Loss before minority interest                (1,038,665)       (184,540)     (1,998,408)       (408,409)

Minority interest                                65,952          15,543         169,512           4,632
-------------------------------------------------------------------------------------------------------
Net (loss) for the period                  $   (972,713)   $   (168,997)   $ (1,828,896)   $   (403,777)
=======================================================================================================
(Loss) per share
      Basic and diluted                    $      (0.06)   $      (0.01)   $      (0.11)   $      (0.03)
=======================================================================================================
Weighted average number of
  common shares outstanding
      Basic and diluted                      16,717,657      12,966,298      16,717,657      12,966,298
=======================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Six months ended June 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                                                                          2001                2000
------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
   Net (loss) for the period                                          $ (1,828,896)       $   (403,777)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                     51,975             188,365
     - depreciation of fixed assets and amortization of
          licence and permit and land-use right                            308,329             303,052
     - minority interests                                                 (169,512)             (4,632)
     - provision for doubtful debts                                         78,825              46,180
  Changes in non-cash working capital items:
     - accounts receivable                                                 135,148            (289,265)
     - inventories                                                        (288,852)           (146,302)
     - prepaid expenses and deposits                                      (156,330)           (467,377)
     - accounts payable and accrued liabilities                           (150,995)           (724,142)
------------------------------------------------------------------------------------------------------
                                                                        (2,020,308)         (1,497,898)
------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Purchase of fixed assets                                                (275,875)           (318,708)
  Increase in restricted funds                                            (692,342)           (200,500)
  Additional cost of licence                                                     -            (250,000)
------------------------------------------------------------------------------------------------------
                                                                          (968,217)         (2,569,208)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Loan proceeds                                                          1,106,696           1,411,140
  Proceeds from issuance of shares                                          65,500           1,018,250
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                       -           8,611,603
  Funds contributed by minority shareholders                                     -             403,380
------------------------------------------------------------------------------------------------------
                                                                         1,172,196          11,444,373
------------------------------------------------------------------------------------------------------
Foreign exchange (gain) loss on cash
  held in foreign currency                                                  (1,221)              2,895
------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
  and cash equivalents                                                  (1,817,550)          7,380,162

Cash and cash equivalents, beginning of period                           4,092,702             617,262
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $  2,275,152        $  7,997,424
======================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

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

     Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). Kailong and Huaxin are in the business of research and development, production and sales of pharmaceutical products in China. Allwin Biotrade Inc. ("Biotrade) was incorporated under the laws of British Virgin Islands on June 6, 2000 for the purpose of marketing and distributing biopharmaceutical products outside China. Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada") was incorporated in British Columbia, Canada on September 15, 2000 for the purpose of researching and developing new biopharmaceutical products.

2.   Significant Accounting Policies

     (a)  Basis of Consolidation

          (i) These consolidated financial statements include the accounts of the Company and its subsidiaries, Allwin, Kailong, Huaxin, Biotrade and Dragon Canada. All inter-company transactions and balances have been eliminated.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


2.   Significant Accounting Policies (continued)

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

2.   Significant Accounting Policies (continued)

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

     (g)  Advertising Expenses

          The Company expensed advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended June 30, 2001.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


2.   Significant Accounting Policies (continued)

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

     (l)  Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at June 30, 2001, cash equivalents consist of commercial papers and redeemable term deposits.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


2.   Significant Accounting Policies (continued)

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

     (p)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of 2,957,000 stock options and 400,000 warrants outstanding at June 30, 2001 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

3.   Restricted Funds

                                                                    June 30,      December 31,
                                                                      2001            2000
        ------------------------------------------------------- --------------- ---------------
        Term deposits held as collateral against bank loans         $2,939,955      $1,736,328

        Restricted for use in acquisition of fixed assets             -                511,285
        ------------------------------------------------------- --------------- ---------------
                                                                    $2,939,955      $2,247,613
        ======================================================= =============== ===============


4.   Accounts Receivable

                                                                     June 30,        December 31,
                                                                       2001              2000
        ---------------------------------------------------- ------------------ ---------------
        Trade receivable                                              $832,269         $996,100

        Allowance for doubtful accounts                               (119,530)         (40,663)
        ---------------------------------------------------- ------------------ ---------------
                                                                       712,738          955,437

        Other receivable                                               240,165          211,439
        ---------------------------------------------------- ------------------ ---------------
                                                                      $952,903       $1,166,876
        ==================================================== ================== ===============


5.   Inventories

                                                                      June 30,       December 31,
                                                                        2001             2000
        ---------------------------------------------------- ------------------ ---------------
        Raw materials                                                 $123,286          $72,033

        Finished goods                                                 262,073          391,469

        Work in progress                                               377,535           10,539
        ---------------------------------------------------- ------------------ ---------------
                                                                      $762,893         $474,041
        ==================================================== ================== ===============


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

6.   Fixed Assets


                                                               June 30, 2001
                                             --------------------------------------------------
                                                                Accumulated        Net book
                                                  Cost         depreciation         value
        ------------------------------------ --------------- ------------------ ---------------
        Motor vehicles                            $ 100,355           $ 24,215       $  76,139
        Office equipment and furniture              247,568             78,770         168,798
        Leasehold improvements                      953,708            175,873         777,835
        Production and lab equipment              1,921,672            418,102       1,503,570
        ------------------------------------ --------------- ------------------ ---------------
                                                 $3,223,303           $696,960      $2,526,343
        ==================================== =============== ================== ===============


                                                             December 31, 2000
                                             --------------------------------------------------
                                                                Accumulated        Net book
                                                  Cost         depreciation         value
        ------------------------------------ --------------- ------------------ ---------------
        Motor vehicles                            $ 100,309           $ 15,752        $ 84,557
        Office equipment and furniture              202,242             57,746         144,496
        Leasehold improvements                      952,364            119,234         833,130
        Production and lab equipment              1,598,360            330,194       1,268,166
        ------------------------------------ --------------- ------------------ ---------------
                                                 $2,853,275           $522,926      $2,330,349
        ==================================== =============== ================== ===============


     For the six-month period ended June 30, 2001, depreciation expenses totalled $79,881 (June 30, 2000 - $40,618). All fixed assets are located in China.


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


7.   Investment in Hepatitis B Vaccine Project - Related Party  (continued)

     (a) Pursuant to an amended agreement dated March 22, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a senior officer and director of the Company and one of the shareholders of Alphatech, demands to repurchase the project from the Company. The repurchase price will be $4.0 million payable as follows:

          (i)  $500,000 at the date of repurchase; and

          (ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

8.   Refundable Investment deposits - Related Party


                                                                     June 30,       December 31,
                                                                       2001              2000
        ----------------------------------------------------- ---------------- ----------------
        Guanzhou Recomgen Biotech Co. Ltd.
        - Tissue Plasminogen Activator ("TPA") Project               $400,000          $400,000

        Less:  Valuation allowance                                    (28,000)          (28,000)
        ----------------------------------------------------- ---------------- ----------------
                                                                     $372,000          $372,000
        ===================================================== ================ ================


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

9.   Bank Loans

                                                                        June 30,    December 31,
                                                                          2001          2000
        ------------------------------------------------------------ ------------ --------------
        RMB 3,000,000, bearing interest at 5.85% per annum and due
        on July 31, 2001                                                $362,520       $362,354

        RMB 2,000,000, bearing interest at 5.85% per annum and due
        on August 15, 2001                                               241,680        241,570

        RMB 7,800,000, bearing interest at 5.265% per annum and
        due on January 31, 2002.  The loan is secured by the term
        deposit                                                          942,553

        RMB 4,000,000, bearing interest at 5.02% per annum and due on August 18, 2001.  The loan is secured by the term
        deposit                                                          483,360              -

        RMB 1,400,000 bearing interest at 5.58% per annum and due
        on July 26, 2001.  The loan is secured by the term deposit       169,176              -

        RMB 2,300,000 bearing interest at 5.265% per annum and due on January 18, 2002.  The loan is secured by the term
        deposit                                                          277,932              -

        RMB 3,150,000 bearing interest at 5.265% per annum and due
        on April 4, 2002.  The loan is secured by the term deposit       380,646              -

        RMB 3,700,000 bearing interest at 5.265% per annum and due
        on June 19, 2002.  The loan is secured by the term deposit       447,109              -

        RMB 7,800,000, bearing interest at 5.85% per annum and due on January 26, 2001.  The loan is secured by the term
        deposit                                                                -        942,120

        RMB 4,000,000 bearing interest at 5.58% per annum and due
        on June 11, 2001.  The loan is secured by the term deposit             -        483,138

        RMB 1,400,000, bearing interest at 5.58% per annum and due
        on June 11, 2001.  The loan is secured by the term deposit             -        169,098
        ---------------------------------------------------------------------------------------
        Total                                                         $3,304,976     $2,198,280
        =======================================================================================


     The weighted average interest rate was 5.32% for the six-month period ended June 30, 2001 and 5.79% for the six-month period ended June 30, 2000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

          Allwin is not subject to income taxes.

          As at June 30, 2001, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $3,133,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended June 30, 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                   2001                2000
               ----------------------------------------- ------------------- -------------------
               Tax losses carried forward                      $  1,290,000        $    427,000
               Stock-based compensation                              17,700              64,000
               Less: valuation allowance                         (1,307,700)           (491,000)
               --------------------------------------------------------------------------------
                                                               $          -        $          -
               ================================================================================


          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                                   2001                2000
               -------------------------------------------------------------------------------
               Federal statutory income tax rate                       34%                 34%
               Change in valuation allowance                          (34%)               (34%)
               -------------------------------------------------------------------------------
               Effective income tax rate                                -                   -
               ===============================================================================


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975 and $188,365, for the six-month periods ended June 30, 2001 and 2000, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the period ended June 30, 2001, there were options granted entitling the option holders to acquire 20,000 shares at a price of $1.80 expiring November 30, 2001, and 125,000 shares at a price of $1.80 expiring May 31, 2006.

          The following is a summary of the employee stock option information for the period ended June 30, 2001:


                                                                         Weighted Average
                                                               Shares      Exercise Price
          ------------------------------------------------------------------------------
          Options outstanding at December 31, 1999          1,520,000          $  0.58
          Granted                                           1,737,500          $  3.31
          Forfeited                                          (107,500)         $  7.00
          Exercised                                          (107,000)         $  0.50
          ------------------------------------------------------------------------------
          Options outstanding at December 31, 2000                             $  1.89
          Granted                                             145,000          $  1.80
          Forfeited                                          (100,000)         $  3.12
          Exercised                                          (131,000)         $  0.50
          ------------------------------------------------------------------------------
          Options outstanding at June 30, 2001              2,957,000          $  1.93
          ==============================================================================



                 Options Outstanding                        Options Exercisable
------------------------------------------------------- ------------------------
                              Weighted
                               Average      Weighted                    Weighted
   Range of                   Remaining     Average                      Average
   Exercise       Number     Contractual    Exercise        Number      Exercise
    Prices     Outstanding      Life         Price       Exercisable      Price
------------------------------------------------------- ------------------------
  $0.01 - $1.00   1,257,000      2.79      $   0.50       1,243,000     $   0.50
  $1.01 - $2.00     145,000      4.30      $   1.80         145,000     $   1.80
  $2.01 - $3.00      60,000      3.36      $   2.50          60,000     $   2.50
  $3.01 - $4.00   1,495,000      4.36      $   3.13        1,495,000    $   3.13
                  -------------------      --------       ----------    --------
                  2,957,000      3.83      $   1.93        2,943,000    $   1.94
                  =========     =====      ========       ==========    ========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


11.  Stock Options and Warrants (continued)

     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 89%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

                                                   Six months ended June 30,
                                                     2001           2000
     -----------------------------------------------------------------------

     Net (loss) for the period:
     - as reported                                $(1,828,896)  $   (403,777)
     - pro-forma                                   (1,829,480)    (1,212,819)
     -----------------------------------------------------------------------
     Basic and diluted (loss) per share:
     - as reported                                     $(0.11)        $(0.03)
     - pro-forma                                       $(0.11)        $(0.09)
     -----------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at June 30, 2001:

            Number         Underlying     Exercise Price
          of Warrants        Shares         Per Share        Expiry Date
          -----------      ----------     --------------     -----------
            400,000           400,000         $3.00          November 24, 2002

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


12.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

                                               Six months ended June 30,
                                                   2001          2000
          -------------------------------------------------------------

          Management fees                          $60,000      $36,000
          =============================================================

     (b)  see Notes 8 and 9.

13.  Commitment

     The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,490) per annum until June 11, 2009. Minimum payments required under the agreement are as follows:

     2001                                      1,500,000              181,260
     2002                                      3,000,000              362,520
     2003                                      3,000,000              362,520
     2004                                      3,000,000              362,520
     2005                                      3,000,000              362,520
     2006                                      3,000,000              362,520
     2007 - 2009                               7,375,000              891,196
     ------------------------------------------------------------------------
     Total                                RMB 23,875,000         US$2,885,056
     ========================================================================

14.  Comparative Figures

     Certain 2000 comparative figures have been reclassified to conform with the financial statement presentation adopted for 2001.

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000.

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biotech Co. Ltd. ("Huaxin"), which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of calendar 1999.

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

Results of Operations

Revenues. Revenue results primarily from the sale of EPO in China by Huaxin. Revenue for the three-month period ending June 30, 2001 was $602,341 compared to $797,127 for the three-month period ending June 30, 2000. Revenue for the six-month period ending June 30, 2001 was $1,266,755 compared to $1,458,912 for the six-month period ending June 30, 2000. Cost of sales for the three-months ended June 30, 2001 of $155,726 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended June 30, 2000 was $167,536. Cost of sales for the six-months ended June 30, 2001 and June 30, 2000 were $302,647 and $266,401 respectively.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the last quarter of 1999. Interest income for the three-months period and the six-month period ended June 30, 2001 was $54,985 and $120,243 compared to $195,273 and $219,325 for the three-month period and the six-month period ended June 30, 2000, respectively. Interest income has decreased as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended June 30, 2001, were $1,540,265. The major expense incurred in the second quarter of 2001 related to the selling of pharmaceutical products and represented approximately 27% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended June 30, 2001 included auditing and accounting expense of $33,525, consulting fees of $105,402, investor relations of $246,452, loan interest of $38,313, rent of $86,638, salaries and benefits of $106,073, $84,991 in travel costs and management fees of $69,146. Management fees include $42,000 paid to two directors for services during the second quarter of 2001.

Other  significant   expenses  for  the  second  quarter  of  2001  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $154,515.

Comparatively, total operating expenses for the second quarter of 2000 were $1,009,404. Selling expenses represented 48% total operating expenses during this period. Other major expenses for the three-months ended June 30, 2000 included the depreciation of fixed assets and amortization of intangible assets of $133,927, bad debt write offs of $22,142, loan interest of $24,434 and management fees of $32,146, including management fees of $18,000 paid to a director for services rendered during the period.

Total operating expenses for the six-months ended June 30, 2001, were $3,082,759. The major expense incurred in the second quarter of 2001 related to the selling of pharmaceutical products and represented approximately 32% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the six-months ended June 30, 2001 included auditing and accounting expense of $82,848, bad debt write offs of $78,825 consulting fees of $227,725, investor relations of $274,166, loan interest of $72,306, rent of $157,968, salaries and benefits of $204,315, $119,376 in travel costs and management fees of $104,271. Management fees include $60,000 paid to two directors for services during the six-months ended June 30, 2001.

Other significant expenses for the second quarter of 2001 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $308,329 new market development of $90,171 and stock based compensation of $51,975.

Comparatively, total operating expenses for the six-months ended June 30, 2000 were $1,820,245. Selling expenses represented 44% total operating expenses during this period Other major expenses for the six-months ended June 30, 2000 included the depreciation of fixed assets and amortization of intangible assets of $303,052, bad debt write offs of $46,180, loan interest of $49,909, salaries and benefits of $120,235, stock based compensation of $188,365 and management fees of $56,146, including management fees include $18,000 paid to a director for services rendered during the period.

Overall, expenditures have increased in 2001 over 2000 levels due to increased personnel and activity levels.

Net and Comprehensive Loss. Dragon had a net loss of $972,713 and a comprehensive loss of $1,038,665 for the three-month period ending June 30, 2001. Calculated in the comprehensive loss for the period was a minority interest loss of $65,952.

The Company's net loss for the three-month period ended June 30, 2000, was $168,997, which includes a minority interest loss of $15,543. The comprehensive loss for the same period was $184,540.

Dragon had a net loss of $1,828,896 and a comprehensive loss of $1,998,408 for the six-month period ending June 30, 2001. Calculated in the comprehensive loss for the period was a minority interest loss of $169,512.

The Company's net loss for the six-month period ended June 30, 2000, was $403,777, which includes a minority interest loss of $4,632. The comprehensive loss for the same period was $408,409.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the six-months ended June 30, 2001. The loss per share for the three-month period and the six-month period ending June 30, 2001, was $0.06 and $0.11 respectively. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of June 30, 2001, the Company had $2,275,000 in unrestricted cash available. This cash, and the $8,000,000 raised from a private placement (announced June 4, 2001) after quarter end, will be used to fund the ongoing operations and research and development of the Company for the next 2 years.

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


Dated:  August 17, 2001              /s/  DR. KEN CAI
                                     Dr. Ken Cai
                                     Chairman of the Board and Chief Financial
                                     Officer (and authorized to sign on behalf
                                     of the registrant)