Form 10QSB
period 2001-09-30
DRAGON PHARMACEUTICALS INC
filed 2001-11-14
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


Number  of  shares  of  common  stock  outstanding  as of  September  30,  2001:
20,331,000

Part 1.  Financial Information

Item 1.  Financial Statements
DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Balance Sheet
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                                                                      September 30,          December 31,
                                                                           2001                  2000
                                                                      ------------           ------------
ASSETS

Current
  Cash and cash equivalents                                           $  6,232,728           $  4,092,702
  Restricted funds                                                       3,139,955              2,247,613
  Accounts receivable                                                    1,038,152              1,166,876
  Subscriptions receivable                                               1,000,000                      -
  Inventories                                                            1,020,414                474,041
  Prepaid and deposits                                                     132,307                 96,934
                                                                      ------------           ------------
Total current assets                                                    12,563,556              8,078,166

Fixed assets                                                             2,511,304              2,330,349

Investment in Hepatitis B vaccine project - related party                4,000,000              4,000,000

Refundable investment deposits - related party                             372,000                372,000

Licence and permit                                                       3,479,795              3,766,315
                                                                      ------------           ------------
Total assets                                                          $ 22,926,655           $ 18,546,830
                                                                      ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                          $  2,887,973           $  2,198,280
  Accounts payable and accrued liabilities                               1,235,356              1,435,820
                                                                      ------------           ------------
Total current liabilities                                                4,123,329              3,634,100
                                                                      ------------           ------------
Minority interests                                                         734,766                929,265
                                                                      ------------           ------------
Commitment (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,331,000 common shares
    (December 31, 2000 - 16,700,000)                                        20,331                 16,700

Additional paid in capital                                              26,646,241             20,000,897

Accumulated other comprehensive (loss)                                     (22,790)               (25,588)

Accumulated deficit                                                     (8,575,222)            (6,008,544)
                                                                      ------------           ------------
Total stockholders' equity                                              18,068,560             13,983,465
                                                                      ------------           ------------
Total liabilities and stockholders' equity                            $ 22,926,655           $ 18,546,830
                                                                      ============           ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)                                        Page 1 of 2
(Unaudited-Prepared by Management)


                                                                                                          Accumulated
                                                                               Compre-                       other        Total
                                                              Additional       hensive                      compre-       Stock-
                                           Common stock        paid-in         income       Deficit         hensive      holders'
                                        Shares      Amount     capital         (loss)     accumulated       income       equity
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999           10,735,000   $ 10,735   $ 15,690,734                 $ (3,262,750)   $  50,049   $ 12,488,768

Issued 4,258,000 common
  shares previously allotted          4,258,000      4,258         (4,258)                           -            -              -

Additional share issuance
  costs to 4,258,000 common
  shares issued                                          -         (5,247)                           -            -         (5,247)

Exercise stock options for cash         107,000        107         53,393                            -            -         53,500

Exercise warrants for cash            1,600,000      1,600      2,498,400                            -            -      2,500,000

Allotted 250,000 common shares
  at $6.25 per share                          -          -      1,562,500                            -            -      1,562,500

Stock option compensation                     -          -        205,375                            -            -        205,375

Other comprehensive income
 - foreign currency translation               -          -              -        (75,637)            -      (75,637)       (75,637)

Comprehensive income
 - net (loss) for the period                  -          -              -     (2,745,794)   (2,745,794)           -     (2,745,794)
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                 $ (2,821,431)
                                                                            ============
Balance, December 31, 2000           16,700,000   $ 16,700   $ 20,000,897                 $ (6,008,544)   $ (25,588)  $ 13,983,465
=========================================================================                 ========================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Stockholders' Equity
(Expressed in U.S. Dollars)                                         Page 2 of 2
(Unaudited-Prepared by Management)


                                                                                                          Accumulated
                                                                               Compre-                       other        Total
                                                              Additional       hensive                      compre-       Stock-
                                           Common stock        paid-in         income       Deficit         hensive      holders'
                                        Shares      Amount     capital         (loss)     accumulated       income       equity
----------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 2000           16,700,000   $ 16,700   $ 20,000,897              -  $ (6,008,544)   $ (25,588)  $ 13,983,465

Exercise of stock options
  for cash                              131,000        131         65,369              -             -            -         65,500

Issuance and allotment of
  common stock pursuant to a
  private placement at $2.00
  per share, net of share
  issuance costs of $468,500
  in September                        3,500,000      3,500      6,528,000              -             -            -      6,531,500

Other comprehensive income
 - foreign currency translation               -          -              -          2,798             -        2,798          2,798

Comprehensive (loss)
 - net (loss) for the period                  -          -              -     (2,566,678)   (2,566,678)           -     (2,566,678)

Stock option compensation                     -          -         51,975              -             -            -         51,975
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                        $ (2,563,880)
                                                                            ============
Balance, September 30, 2001          20,331,000   $ 20,331   $ 26,646,241                 $ (8,575,222)   $ (22,790)   $18,068,560
=========================================================================                 ========================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                         Three Months    Three Months     Nine Months     Nine Months
                                            Ended           Ended            Ended           Ended
                                         September 30,   September 30,    September 30,   September 30,
                                             2001            2000             2001           2000
-----------------------------------------------------------------------------------------------------

Sales                                    $    787,682   $    739,062     $  2,054,437    $  2,197,974

Cost of sales                                 113,937        185,519          416,584         451,920
-----------------------------------------------------------------------------------------------------
Gross profit                                  673,745        553,543        1,637,853       1,746,054

Selling, general and
  administrative expenses                  (1,253,892)      (899,515)      (3,671,617)     (2,113,173)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                  (102,793)      (172,352)        (407,813)       (475,404)

Research expenses                              (9,037)       (14,721)         (75,774)        (21,725)

New market development                        (77,171)             -         (167,342)        (12,081)

Provision for doubtful debts                   (9,838)       (18,888)         (88,663)        (65,068)

Loan interest expense                         (44,158)       (28,480)        (116,464)        (78,385)

Stock-based compensation                            -        (17,010)         (51,975)       (205,375)
-----------------------------------------------------------------------------------------------------
Operating loss                               (823,144)      (597,423)      (2,941,795)     (1,225,157)

Interest income                                60,438        172,370          180,681         391,695
-----------------------------------------------------------------------------------------------------
Loss before minority interest                (762,706)      (425,053)      (2,761,114)       (833,462)

Minority interest                              24,924         62,078          194,436          66,710
-----------------------------------------------------------------------------------------------------
Net (loss) for the period                $   (737,782)  $   (362,975)    $ (2,566,678)   $   (766,752)
=====================================================================================================
(Loss) per share
    Basic and diluted                    $      (0.04)  $      (0.03)    $      (0.15)   $      (0.06)
=====================================================================================================
Weighted average number of
  common shares outstanding
    Basic and diluted                      16,960,982     12,812,981       16,960,982      12,812,981
=====================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001 and 2000
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                                     2001                2000
------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                    $ (2,566,678)       $   (766,752)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                               51,975             205,375
     - depreciation of fixed assets and amortization of
          licence and permit and land-use right                      407,813             475,404
     - minority interests                                           (194,436)            (66,710)
     - provision for doubtful debts                                   88,663              65,068
  Changes in non-cash working capital items:
     - accounts receivable                                            40,061            (144,200)
     - subscriptions receivable                                   (1,000,000)                  -
     - inventories                                                  (546,373)           (243,520)
     - prepaid expenses and deposits                                 (35,373)           (342,144)
     - accounts payable and accrued liabilities                     (200,464)           (531,008)
------------------------------------------------------------------------------------------------
                                                                  (3,954,812)         (1,348,487)
------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Purchase of fixed assets                                          (301,387)           (895,857)
  Increase in restricted funds                                      (892,342)         (2,000,500)
  Additional cost of licence                                               -            (250,000)
------------------------------------------------------------------------------------------------
                                                                  (1,193,729)         (3,146,357)
------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Loan proceeds                                                      689,693           1,412,413
  Proceeds from issuance of shares                                 6,597,000           1,053,500
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                 -           8,611,603
  Funds contributed by minority shareholders                               -             403,380
------------------------------------------------------------------------------------------------
                                                                   7,286,693          11,480,896
------------------------------------------------------------------------------------------------
Foreign exchange (gain) loss on cash
  held in foreign currency                                             1,875             (49,448)
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
  and cash equivalents                                             2,140,026           6,936,604

Cash and cash equivalents, beginning of period                     4,092,702             617,262
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $  6,232,728        $  7,553,866
================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


1.   Nature of Business

     The Company was formed on August 22, 1989, as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceuticals Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period ended September 30, 2001.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

          The carrying value of licence and permit is reviewed by management at least annually and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related product licence acquired are less than the carrying value of such licence and permit. In the event of an impairment in the value of the licence and permit, the discounted cash flows method is used to arrive at the estimated fair value of such licence and permit.

     (l)  Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at September 30, 2001, cash equivalents consist of commercial papers and redeemable term deposits.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

     (o)  Stock-based Compensation

          The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation." SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

     (p)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of options to acquire 2,939,500 common shares and warrants to acquire 2,150,000 common shares that are outstanding at September 30, 2001, are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

               Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on July 1, 2000, to affect its financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


3.   Restricted Funds

                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                 ------------     ------------
     Term deposits held as collateral against bank loans         $ 3,139,955      $ 1,736,328

     Restricted for use in acquisition of fixed assets                     -          511,285
     ----------------------------------------------------------------------------------------
                                                                 $ 3,139,955      $ 2,247,613
     ========================================================================================


4.   Accounts Receivable

                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                 ------------     ------------

        Trade receivable                                          $   961,482     $   996,100

        Allowance for doubtful accounts                              (129,357)        (40,663)
        -------------------------------------------------------------------------------------
                                                                      832,125         955,437

        Other receivable                                              206,027         211,439
        -------------------------------------------------------------------------------------
                                                                   $ 1,038,152    $ 1,166,876
        =====================================================================================


5.   Inventories

                                                                 September 30,    December 31,
                                                                     2001             2000
                                                                 ------------     ------------

        Raw materials                                              $   210,585    $    72,033

        Finished goods                                                 190,045        391,469

        Work in progress                                               619,784         10,539
        -------------------------------------------------------------------------------------
                                                                   $ 1,020,414    $   474,041
        =====================================================================================


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


6.   Fixed Assets


                                                            September 30, 2001
                                             -----------------------------------------------
                                                               Accumulated        Net book
                                                 Cost         depreciation          value
        ------------------------------------------------------------------------------------
        Motor vehicles                       $   100,351        $  28,442        $    71,909
        Office equipment and furniture           261,779           90,221            171,558
        Leasehold improvements                   953,673          204,158            749,515
        Production and lab equipment           1,985,177          466,855          1,518,322
        ------------------------------------------------------------------------------------
                                             $ 3,300,980        $ 789,696        $ 2,511,304
        ====================================================================================



                                                             December 31, 2000
                                             -----------------------------------------------
                                                               Accumulated        Net book
                                                 Cost         depreciation          value
        ------------------------------------------------------------------------------------
        Motor vehicles                       $   100,309        $ 15,752         $    84,557
        Office equipment and furniture           202,242           57,746            144,496
        Leasehold improvements                   952,364          119,234            833,130
        Production and lab equipment           1,598,360          330,194          1,268,166
        ------------------------------------------------------------------------------------
                                             $ 2,853,275        $ 522,926        $ 2,330,349
        ====================================================================================


     For the nine-month period ended September 30, 2001, depreciation expenses totalled $120,432 (September 30, 2000 - $188,614). The majority of fixed assets are located in China.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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


8.   Refundable Investment deposits - Related Party


                                                             September 30,      December 31,
                                                                 2001              2000
        ----------------------------------------------------------------------------------
        Guanzhou Recomgen Biotech Co. Ltd.
        - Tissue Plasminogen Activator ("TPA") Project          $400,000          $400,000

        Less:  Valuation allowance                               (28,000)          (28,000)
        ----------------------------------------------------------------------------------
                                                                $372,000          $372,000
        ==================================================================================


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


9.   Bank Loans


                                                                    September 30,   December 31,
                                                                         2001           2000
        ----------------------------------------------------------------------------------------
        RMB 3,000,000, bearing interest at 5.85% per annum and
        due on July 31, 2001                                         $         -    $   362,354

        RMB 2,000,000, bearing interest at 5.85% per annum and
        due on August 15, 2001                                                 -        241,570

        RMB 7,800,000, bearing interest at 5.265% per annum and
        due on January 31, 2002.  The loan is secured by the term        942,518              -
        deposit

        RMB 4,000,000, bearing interest at 5.265% per annum and
        due on August 20, 2002.  The loan is secured by the term         483,343              -
        deposit

        RMB 1,400,000 bearing interest at 5.265% per annum and
        due on July 26, 2002.  The loan is secured by the term           169,170              -
        deposit

        RMB 2,300,000 bearing interest at 5.265% per annum and
        due on January 18, 2002.  The loan is secured by the term        277,922              -
        deposit

        RMB 3,150,000 bearing interest at 5.265% per annum and
        due on April 4, 2002.  The loan is secured by the term           380,632              -
        deposit

        RMB 3,700,000 bearing interest at 5.265% per annum and
        due on June 19, 2002.  The loan is secured by the term           447,092              -
        deposit

        RMB 1,555,000 bearing interest at 5.022% per annum and
        due on January 31, 2002.  The loan is secured by the term        187,295              -
        deposit

        RMB 7,800,000, bearing interest at 5.85% per annum and
        due on January 26, 2001.  The loan is secured by the term              -        942,120
        deposit

        RMB 4,000,000 bearing interest at 5.58% per annum and due
        on June 11, 2001.  The loan is secured by the term deposit             -        483,138

        RMB 1,400,000, bearing interest at 5.58% per annum and
        due on June 11, 2001.  The loan is secured by the term                 -        169,098
        deposit
        ---------------------------------------------------------------------------------------
        Total                                                        $ 2,887,972    $ 2,198,280
        =======================================================================================


     The weighted average interest rate was 5.25% for the nine-month period ended September 30, 2001 and 5.79% for the nine-month period ended September 30, 2000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

          Allwin is not subject to income taxes.

          As at September 30, 2001, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $3,390,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the period ended June 30, 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          -------------------------------------------------------------
                                                 2001          2000
          -------------------------------------------------------------

          Tax losses carried forward         $  1,510,000    $  547,400
          Stock-based compensation                 17,700        70,000
          Less: valuation allowance            (1,527,700)     (617,400)
          -------------------------------------------------------------
                                             $          -    $        -
          =============================================================

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

          -------------------------------------------------------------
                                                 2001          2000
          -------------------------------------------------------------

          Federal statutory income tax rate        34%           34%
          Change in valuation allowance           (34%)         (34%)
          -------------------------------------------------------------
          Effective income tax rate                 -              -
          =============================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975 and $205,375, for the nine-month periods ended September 30, 2001 and 2000, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the period ended September 30, 2001, there were options granted entitling the option holders to acquire 20,000 shares at a price of $1.80 expiring November 30, 2001 and 125,000 shares at a price of $1.80 per share expiring May 31, 2006.

          The following is a summary of the employee stock option information for the period ended September 30, 2001:

                                                                        Weighted Average
                                                             Shares      Exercise Price
          ------------------------------------------------------------------------------
          Options outstanding at December 31, 1999          1,520,000          $  0.58
          Granted                                           1,737,500          $  3.31
          Forfeited                                          (107,500)         $  7.00
          Exercised                                          (107,000)         $  0.50
          ------------------------------------------------------------------------------
          Options outstanding at December 31, 2000          3,043,000          $  1.89
          Granted                                             145,000          $  1.80
          Forfeited                                          (117,500)         $  3.12
          Exercised                                          (131,000)         $  0.50
          ------------------------------------------------------------------------------
          Options outstanding at September 30, 2001         2,939,500          $  1.92
          ==============================================================================


                 Options Outstanding                        Options Exercisable
------------------------------------------------------- ----------------------------
                                Weighted
                                 Average      Weighted                    Weighted
     Range of                   Remaining     Average                      Average
     Exercise       Number     Contractual    Exercise        Number      Exercise
      Prices     Outstanding      Life         Price       Exercisable      Price
------------------------------------------------------- ----------------------------
  $0.01 - $1.00    1,257,000      2.54        $   0.50       1,243,000     $   0.50
  $1.01 - $2.00      145,000      4.05        $   1.80         145,000     $   1.80
  $2.01 - $3.00       60,000      3.11        $   2.50          60,000     $   2.50
  $3.01 - $4.00    1,477,500      4.10        $   3.13       1,477,500     $   3.13
                   -------------------        --------       ---------     --------
                   2,939,500      3.41        $   1.92       2,925,500     $   1.93
                   ===================        ========       =========     ========


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

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

                                                  Nine-months     Nine-months
                                                     ended           ended
                                                 September 30,   September 30,
                                                      2001            2000
     -------------------------------------------------------------------------
     Net (loss) for the period:
     - as reported                                 $(2,650,678)     $(766,752)
     - pro-forma                                   $(2,650,678)      (766,752)
     -------------------------------------------------------------------------

     Basic and diluted (loss) per share:
     - as reported                                  $(0.16)         $(0.06)
     - pro-forma                                    $(0.16)         $(0.06)
     -------------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at September 30, 2001:


            Number        Underlying      Exercise Price
          of Warrants       Shares           Per Share       Expiry Date
          -----------     ----------      --------------     -----------
            400,000          400,000          $3.00          November 24, 2002
          3,500,000        1,750,000          $2.00          September 13, 2003

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


12.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses to  directors  of the
          Company:

                                             Nine-months    Nine-months
                                                ended          ended
                                            September 30,  September 30,
                                                 2001           2000
          -------------------------------------------------------------

          Management fees                      $102,000       $ 54,000
          =============================================================

     (b)  see Notes 8 and 9.


13.  Commitment

     The Company has entered into an operating lease agreement with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 3,000,000 (approximately US$362,490) per annum until June 11, 2009. Minimum payments required under the agreement are as follows:


     2001                                      750,000           $  90,627
     2002                                    3,000,000             362,507
     2003                                    3,000,000             362,507
     2004                                    3,000,000             362,507
     2005                                    3,000,000             362,507
     2006                                    3,000,000             362,507
     2007 - 2009                             7,375,000             891,164
     ---------------------------------------------------------------------
     Total                              RMB 23,125,000       US$2,794,3626
     =====================================================================

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

On September 6, 2000, Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing biopharmaceutical products outside China. On September 15, 2000, Dragon incorporated Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

Revenues. Revenue results primarily from the sale of EPO in China by Huaxin. Revenue for the three-month period ending September 30, 2001, was $787,682 compared to $739,062 for the three-month period ending September 30, 2000. Revenue for the nine-month period ending September 30, 2001, was $2,054,437 compared to $2,197,974 for the nine-month period ending September 30, 2000. Cost of sales for the three-months ended September 30, 2001, of $113,937 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended September 30, 2000, was $185,519. Cost of sales for the nine-months ended September 30, 2001, and September 30, 2000, were $416,584 and $451,920, respectively.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the last quarter of 1999. Interest income for the three-months period and the nine-month period ended September 30, 2001, was $60,438 and $180,681 compared to $172,370 and $391695 for the three-month period and the nine-month period ended September 30, 2000, respectively. Interest income has decreased as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended September 30, 2001, were $1,496,889. The major expense incurred in the third quarter of 2001 related to the selling of pharmaceutical products and represented approximately

28% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended September 30, 2001, included auditing and accounting expense of $45,205, consulting fees of $176,804, investor relations of $96,798, loan interest of $44,158 rent of $75,257, salaries and benefits of $99,343, $100,540 in travel costs and management fees of $68,250. Management fees include $42,000 paid to two directors for services during the third quarter of 2001.

Other  significant   expenses  for  the  second  quarter  of  2001  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $102,793.

Comparatively, total operating expenses for the second quarter of 2000 were $1,150,965. Selling expenses represented 52% total operating expenses during this period. Other major expenses for the three-months ended September 30, 2000 included the depreciation of fixed assets and amortization of intangible assets of $136,443, bad debt write offs of $18,888, loan interest of $28,480 and management fees of $28,054, including management fees of $18,000 paid to a director for services rendered during the period.

Total operating expenses for the nine-months ended September 30, 2001, were $4,579,649. The major expense incurred in the second quarter of 2001 related to the selling of pharmaceutical products and represented approximately 31% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the nine-months ended September 30, 2001, included auditing and accounting expense of $128,053, bad debt write offs of $88,663 consulting fees of $403,878, investor relations of $370,964, loan interest of $116,454, rent of $233,225, salaries and benefits of $303,568, $219,916 in travel costs and management fees of $172,521. Management fees include $102,000 paid to two directors for services during the nine-months ended September 30, 2001.

Other significant expenses for the third quarter of 2001 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $407,813 new market development of $167,342 and stock based compensation of $51,975.

Comparatively, total operating expenses for the nine-months ended September 30, 2000, were $2,971,210. Selling expenses represented 47% total operating expenses during this period Other major expenses for the nine-months ended September 30, 2000, included the depreciation of fixed assets and amortization of intangible assets of $475,404, bad debt write offs of $65,068, loan interest of $78,385, salaries and benefits of $193,794, stock based compensation of $205,375 and management fees of $84,200, including management fees include $36,000 paid to a director for services rendered during the period.

Overall, expenditures have increased in 2001 over 2000 levels due to increased personnel and activity levels.

Net and Comprehensive Loss. Dragon had a net loss of $737,782 and a comprehensive loss of $762,706 for the three-month period ending September 30, 2001. Calculated in the comprehensive loss for the period was a minority interest loss of $24,924.

The Company's net loss for the three-month period ended September 30, 2000, was $362,975, which includes a minority interest loss of $62,708. The comprehensive loss for the same period was $425,053.

Dragon had a net loss of $2,566,678 and a comprehensive loss of $2,761,114 for the nine-month period ending September 30, 2001. Calculated in the comprehensive loss for the period was a minority interest loss of $194,436.

The Company's net loss for the nine-month period ended September 30, 2000, was $766,752, which includes a minority interest loss of $66,710. The comprehensive loss for the same period was $833,462.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the nine-months ended September 30, 2001. The loss per share for the three-month period and the nine-month period ending September 30, 2001, was $0.04 and $0.15 respectively. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

One million common shares were issued through the exercise of warrants that expired on September 30, 2000. These warrants were issued to shareholders through the acquisition of Allwin Newtech on August 17, 1998. Gross proceeds from the exercise of the warrants were $1,000,000.

On September 14, 2001, the Company closed a private placement raising $7,000,000 through the issue of 3,500,000 shares of common stock at a price of $2.00 per share.

As of September 30, 2001, the Company had $6,232,728 in unrestricted cash available. This cash, and the $1,000,000 share subscriptions receiveable that was received after quarter end, will be used to fund the ongoing operations and research and development of the Company for the next 2 years.

PART II. OTHER INFORMATION

Item 1.  None

Item 2.  Changes in Securities and Use of Proceeds

     (c) On September 18, 2001, the Company completed the sale of 3,500,000 units at a price of $2.00 per unit to 23 foreign investors. Each unit consists of one share of common stock and a warrant to purchase one half of a share of common stock at $2.00 per share for two years. The Company received gross proceeds of $7,000,000, and net proceeds of $6,500,000 after payment of expenses consisting of $490,000 in finder's fees to six foreign entities and individuals and other expenses. The offering was exempt from registration pursuant to Regulation S.

Item 3.  None

Item 4.  None

Item 5.  None

Item 6.  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    DRAGON PHARMACEUTICALS INC.
                                            (registrant)


Dated:   November 12, 2001          /s/  Matthew Kavanagh

                                    Matthew Kavanagh
                                    Director of Finance and Corporate Compliance and Corporate Secretary
                                    (and authorized to sign on behalf of the registrant)