Form 10-K
period 2001-12-31
DRAGON PHARMACEUTICALS INC
filed 2002-04-01
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Fiscal Year Ended December 31, 2001       Commission File Number 0-27937


                           DRAGON PHARMACEUTICAL INC.
             (Exact name of Registrant as specified in its charter)


          Florida                                        65-0142474
 (State of other jurisdiction            (I.R.S. Employer Identification Number)
  of incorporation or organization)


                     1055 Hastings Street Street, Suite 1900
                       Vancouver, British Columbia V6E 2E9
                    (Address of Principal Executive Offices)

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

State issuer's revenues for its most recent fiscal year:  $3,073,885

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of March 15, 2002, was $27,765,375.

The number of shares outstanding of the issuer's common stock as of March 15, 2002, was 20,331,000.

Documents Incorporated By Reference: None

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception and needs additional capital to complete its business plan, all of which factors are set forth in more detail in the sections entitled "Risks Associated With Dragon Pharmaceutical" and "Management's Discussion and Analysis" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

     As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated.

                                     Part I

Item 1. Business

General

     We are a development stage pharmaceutical and biotechnological company whose business plan is to develop and manufacture pharmaceutical products in China and market pharmaceutical products in China and developing countries. In 1999, we acquired a 75% interest in a drug manufacturing company called Nanjing Huaxin Bio-pharmaceutical Co; Ltd. ("Nanjing Huaxin") located in Nanjing City, China and are currently implementing our proprietary technology, which will allow Nanjing Huaxin to produce drugs such as EPO in an efficient and cost-effective manner. Our strategy is to use our biotechnological expertise to produce and market pharmaceutical products primarily in China and developing countries at costs that will be lower than those currently available. Subsequent to December 31, 2001, we acquired the remaining 25% interest in Nanjing Huaxin.

Corporate History

Merger with First Geneva Investments, Inc.

     We were originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses. From 1989 to 1998, First Geneva Investments had no significant activity. On August 17, 1998, pursuant to a share exchange agreement, First Geneva Investments issued 7,000,000 shares of its common stock and 2,000,000 warrants with each warrant having the right to acquire one-half share of common stock at $0.50 per half share, or 1,000,000 shares of common stock at $1.00 per share in the aggregate, in exchange for all of the outstanding shares of Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech owns certain technology used to enhance the efficiency of producing EPO. As a result of the acquisition, the former shareholders of Allwin Newtech became 87.5% shareholders of First Geneva Investments and Allwin Newtech became its wholly owned subsidiary. On September 21, 1998, First Geneva Investments changed its named to Dragon Pharmaceutical Inc. Prior to the reorganization, First Geneva Investments and its officers, directors and shareholders were not affiliated with Allwin Newtech and its officers, directors and shareholders.

Our Joint Ventures and Acquisitions

Sanhe Kailong Bio-Pharmaceutical Limited

     On April 18, 1998, Allwin Newtech entered into a contract to acquire a 75% interest in a joint venture called Sanhe Kailong Bio-pharmaceutical Limited, a corporation organized under the laws of China. Since that time, Allwin Newtech has increased its interest in Sanhe Kailong Bio-pharmaceutical Limited to 95%. The other 5% joint venture partner is Sinoway Biotech Limited. Sanhe Kailong was formed in 1998 for the purpose of developing, manufacturing and marketing pharmaceutical products in China.

     For its initial 75% interest, Allwin Newtech agreed to contribute approximately $1,000,000 and its technology to Sanhe Kailong. For its initial 25% interest, Sinoway Biotech was to contribute a contract to purchase a license to manufacture EPO and other drugs in China and a right to acquire a long-term lease of 25 acres of land at a pharmaceutical park located in the Yanjiao Special Economic Zone, China. Upon our acquisition of Allwin Newtech, we assumed Allwin Newtech's interest in Sanhe Kailong Bio-pharmaceutical and are currently evaluating our options under the joint venture agreement. To increase Allwin Newtech's position from 75% to 95% in Sanhe Kailong, on March 19, 1999, we agreed to pay $250,000 and to issue 250,000 shares of our common stock to Sinoway Biotech. Sinoway Biotech will continue to hold the remaining 5% interest. Messrs. Ken Cai, Greg Hall and Longbin Liu serve as directors of Sanhe Kailong. At this time, we have neither contributed the $1,000,000 for research and development nor our technology to Sanhe Kailong. We have paid $250,000 to Sinoway Biotech to increase our interest in the joint venture but have not yet issued the 250,000 shares of stock. Due to our acquisition of Nanjing Huaxin and its license to manufacture EPO, we determined not to pursue EPO manufacturing through the Sanhe Kailong joint venture. Consequently, the contract to purchase a drug manufacturing license held by Sinoway Biotech was not deemed necessary and was therefore not contributed to Sanhe Kailong. Currently, Sanhe Kailong has no operations. Although no decision has been made, we may consider having Sanhe Kailong develop other pharmaceutical drugs. Sanhe Kailong was formed by Allwin Newtech for the purpose of the joint venture. Neither we nor Allwin Newtech had affiliation with Sinoway Biotech prior to the joint venture's formation.

Nanjing Huaxin Bio-pharmaceutical Co, Ltd.

     On July 27, 1999, Allwin Newtech closed a share transfer agreement with the Nanjing Medical Group Ltd. whereby, effective June 11, 1999, Allwin Newtech purchased from the Nanjing Medical Group 75% of its equity interest in Nanjing Huaxin Bio-pharmaceutical Co, Ltd. The total purchase price for the 75% equity interest was $4.2 million. Of the $4.2 million, $1,218,100 had been allocated as working capital for the joint venture. As at February 29, 2000, Dragon had fulfilled all payment obligations for the Nanjing Huaxin acquisition. In January 2002 we acquired the balance of the 25% interest from Nanjing Medical Group for $1,400,000.

     Nanjing Huaxin Biotech Co. was formed and operates pursuant to a Sino-Foreign Joint Venture Contract between The Nanjing Medical Group Company Limited and Allwin Newtech. Under the terms of the Joint Venture Contract, Nanjing Huaxin's board of directors consists of five directors of which Allwin Newtech has the right to select three directors, including the chairman. Allwin Newtech has selected Messrs. Liu, Cai and Yuen as its representatives. Mr. Liu also serves as chairman to Nanjing Huaxin Biotech. The Nanjing Medical group has the right to select the remaining two representatives.

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

     Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. In 2001, Nanjing Huaxin manufactured approximately 3.3 million doses of compared to 550,000 doses in 2000. As part of our business strategy, we have supplied management assistance and capital investment to upgrade Nanjing Huaxin's facilities and implemented our production technology to increase production efficiency and decrease production costs. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military. We had no affiliation with Nanjing Medical Group or Nanjing Huaxin Biotech prior to entering into the share transfer agreement.

     Nanjing Huaxin currently produces EPO in China for kidney dialysis applications and Chinese governmental approval for surgery is anticipated in mid 2002. Clinical trials for cancer therapy applications are expected to be completed in 2002.

     Originally, we contemplated entering the EPO market by acquiring an EPO license and building a manufacturing facility through our interest in Sanhe Kailong. This strategy would have required a large capital investment by us. In light of the anticipated capital investment in Sanhe Kailong, we acquired a 75% interest in Nanjing Huaxin that has an existing facility and necessary permits and licenses. Nanjing Huaxin has previously been producing an estimated 300,000 vials of EPO per year and markets its EPO under the name "Ning Hong Xin." We are currently evaluating our options regarding our investment in Sanhe Kailong.

Alphatech Bioengineering Limited

     On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering Limited, a Hong Kong corporation owned by Dr. Longbin Liu and Mr. Philip Yuen. Dr. Liu is the president of the Company and one of our directors and Mr. Yuen is one of our directors. Under the terms of the acquisition agreement, we have agreed to purchase Alphatech Bioengineering's rights and technology relating to the production of Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells including the culturing of such cells, which act as a host expression system for the production of Hepatitis B vaccine protein, and the purification of Hepatitis B vaccine protein from the culture of such cells.

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

     In the event any of the representations and warranties made by Alphatech Bioengineering are breached by Alphatech Bioengineering, Dragon will have the right to require Alphatech Bioengineering to reimburse us for the $4 million purchase price.

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

     On June 5, 2001, the Company amended the agreement with Alphatech to allow the Company to pursue additional options for the Hepatitis B Vaccine project. Under the terms of the amended agreement, the Company will explore different options for the Hepatitis B Vaccine project including, but not limited to, joint venture partnerships, establishing a production facility, and selling the project to a third party.

     In the event that the Company does not find an option regarding the Hepatitis B Vaccine project suitable to the Company within nine months from the date of the Amended Agreement, Dr. Longbin Liu, one of the principals of
Alphatech, will repurchase the Hepatitis B Vaccine project and assume operational development. The purchase price will be US $4.0 million, which was the purchase price that Dragon originally paid to Alphatech.

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

     One of the treatments for anemia is to provide EPO protein. This treatment is administered through dialysis tubing or by injection approximately three times per week, either intravenously or subcutaneously. EPO is most commonly administered to people with chronic renal failure, HIV patients being treated with anti-viral drugs, and cancer patients on chemo or radiation therapy. The treatment is less dangerous and generates fewer adverse side effects than alternative treatment that include blood transfusions and androgen therapy. However, side effects of EPO may include hypertension, headaches, shortness of breath, diarrhea, rapid heart rate and nausea.

     While EPO has been tested to be effective in treating anemia, other drugs and treatments currently exist or are in development that can treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to the Chinese customer than EPO. The inability of EPO to compare favorably to these alternative drugs would have an adverse affect on our business objectives.

     Slow-Release EPO. In June 2001, Dragon entered into an agreement related to a novel, slow-release formulation for EPO with Transworld Pharmaceuticals Corp. of Portugal and Renapharm AB of Sweden. This was a highly significant development for Dragon that may ultimately be instrumental in placing the Company beside the leaders in the EPO marketplace.

     The agreement provides Dragon with sole worldwide manufacturing rights as well as exclusive marketing rights to Asia, including China, Japan, Korea, and SE Asia. Transworld Pharmaceuticals, an international distributor of blood related products and biotechnology drugs, will have exclusive marketing rights to all markets outside Asia.

     A pilot clinical trial conducted in 101 patients at the University Hospital, Uppsala University in Sweden, assessed the monthly administration of EPO in this slow release formulation compared to the four times per week administration of conventional EPO. The total dose of each form of EPO was identical. The results of the study showed that monthly administration of the slow release formulation had the same therapeutic effect as four times per week conventional EPO with the added advantage of requiring less frequent injections.

     To the best of our knowledge, we are one of only two companies worldwide developing a sustained release formulation for EPO which has been tested in humans. The other competitor is Amgen Inc., with sole rights to Aranesp, a long lasting EPO formulation based on a second-generation EPO molecule. Aranesp was recently approved in the EU for the treatment of chronic renal failure and is under review by the FDA for the same indication. The drug is in Phase I/II studies to treat anemia associated with chemotherapy.

     The potential market for sustained release or long-lasting EPO is estimated by Amgen and industry analysts at $5 billion per year, with application in the treatment of anemia in patients with kidney failure and cancer patients undergoing chemotherapy.

     Prior to the 2004 expiry of the EPO gene patent, generic forms of EPO may only be sold in non-patent covered markets outside North America, the European Union, Japan, Australia, and New Zealand. Given that our slow-release formulation incorporates Dragon's generic EPO, initial sales will focus on the developing world markets not protected by the EPO gene patent. After 2004, our slow-release formulation would not be restricted by any existing patents and would be eligible for marketing worldwide.

     Dragon plans to proceed immediately with finalizing formulation and preclinical studies following which we will file our submission with the Chinese SDA seeking permission to begin clinical trials. According to our agreement, each partner will participate in the final development of the formulation. Dr. Bo Danielson MD, PhD, Managing Director of Renapharm and developer of this slow-release formulation, will serve as lead clinical and technical advisor to the project. Dr. Danielson is recognized as a world expert on EPO, having participated in over 75 published clinical studies involving EPO.

     Thrombopoietin (TPO). TPO is a protein produced mainly in the liver that stimulates the production of platelets by bone marrow. Platelets (or thrombocytes) are critical to blood clotting and wound healing, and are often diminished in patients receiving cancer chemotherapy, or in those with liver or other relevant diseases, causing a condition called thrombocytopenia (a reduced level of platelets). This condition can result in uncontrolled bleeding or bruising and is currently treated by blood transfusions.

     The introduction of effective platelet stimulating drugs, such as TPO, will greatly improve our ability to treat chemotherapy-related platelet deficiencies. They may also have application for increasing platelet levels in surgical patients who donate their own blood prior to surgery for transfusion during surgery. Results of Phase I/II randomized, placebo controlled clinical trials have shown that TPO increases platelet counts when used prior to or subsequent to chemotherapy and that it is generally well tolerated.

     TPO has not yet been commercialized in any market. Genentech owns the TPO gene patent and is co-developing TPO produced in a mammalian CHO cell culture system with Pharmacia-Upjohn. Their product is currently in Phase III clinical trials.

     Dragon acquired co-development rights to a Pichia yeast culture system for the production of TPO in May of 2000. We believe that our Pichia yeast system will produce a higher yield than the mammalian CHO cell line. Cell line development and all pre-clinical studies have been completed and the product is now poised to enter human clinical trials in China. We anticipate that completion of Phase 1, 2 and 3 clinical trials through to Chinese product approval will take 2 to 3 years. Dragon's portion of remaining product development costs is fixed at $60,000.

     Granulocyte-Colony Stimulating Factor (G-CSF).G-CSF stimulates the bone marrow to produce neutrophils, or leukocytes, a type of white blood cell that helps the body fight infection and disease. When white blood cells are reduced in number, a condition known as "leukopenia", susceptibility to infection increases dramatically. Cancer radiation and chemotherapy often diminish or destroy the leukocytes, as does advanced HIV infection. White blood cell counts are also low in patients with acute myelogenous leukemia and in people receiving bone marrow transplants.

     The introduction of G-CSF products has markedly decreased the potential for infection in patients with leukopenia by rapidly increasing the white blood cell production by bone marrow and reestablishing their protective function. The worldwide G-CSF market, currently valued at $1.3 billion per year, was developed by Amgen and its multinational partners Hoffman La-Roche and Kirin using a bacterial cell line technology. Boehringer Mannheim is producing G-CSF using a CHO cell line. The G-CSF gene patent expires in 2006.

     Dragon's G-CSF expression technology is based on a Pichia yeast cell line that we believe will have a markedly greater production yield than both the E.coli and CHO cell lines used by our competitors. Proteins produced using Pichia yeast cell cultures may also cause fewer side effects since there are no bacterial toxins in the final product. We have completed cloning of the G-CSF gene and are poised to begin cell line development. Remaining development time is estimated at 2 - 2.5 years at an approximate cost of $2.0 million.

     Human Insulin. Insulin is a peptide hormone that is secreted by cells of the Islets of Langerhans in the pancreas. Insulin plays a critical role in glucose homeostasis (i.e. balancing the level of glucose in the blood) by regulating the production and storage of glucose in the liver, along with the uptake and metabolism of glucose in the body's tissue. Glucose is the primary energy source for the body and, therefore, insulin regulation is a critical factor to normal metabolism. In addition, insulin also regulates the metabolism of lipids and proteins.

     Diabetes is the name given to a disorder of glucose level in the blood, which is primarily related to defects in insulin production, regulation, or reception. The commonest forms of insulin disorders are Type I and Type II diabetes. All Type 1 or IDDN (insulin-dependent diabetes mellitus) diabetics require insulin therapy, as do approximately 20% of Type II or NIDDM (non-insulin dependent diabetes mellitus) patients.

     In 1998 worldwide incidence of diabetes was estimated at 135 million people, 10% of whom have Type I disease. This figure is projected to double to 300 million by 2025 due to improved diagnosis, aging of the population, diet, obesity and lifestyle. The cost of insulin varies greatly between countries, from a low of $3 per vial to over $20 per vial. Among the major producers of injectable recombinant insulin are Novo Nordisk and Eli Lilly, each with over 40% of the world market. Hoechst and several other companies account for the remaining 20%. Novo-Nordisk's and Eli Lilly's patent on human insulin expires in 2002.

     Dragon has cloned the insulin gene and is ready to begin development of a Pichia yeast cell line for insulin. Since insulin is already an established drug, we will only be required to conduct Phase II clinical trials in China prior to submitting for regulatory approval. We anticipate that time from initiation of preclinical studies to submission of our New Drug License in China will be 2.5 - 3 years at an additional development cost of $2.5 million.

     Hepatitis B Vaccine. Hepatitis B is a viral disease that causes both acute and chronic hepatitis (inflammation of the liver) and accounts for over 1 million deaths per year. An estimated 2 billion people are infected with Hepatitis B virus (HBV) worldwide. Although relatively rare in North America, Hepatitis B infection is endemic in parts of Asia. It is estimated that there
are  300  to  350  million  carriers  throughout  China,   Southeast  Asia,  the
Philippines, Africa, and the Middle East. According to a recent Chinese government survey, an estimated 10% of the Chinese population either have active Hepatitis B or are chronic carriers of the disease.

     The 1999 global market for Hepatitis B vaccines is estimated at $708 million, broken down by market as follows with less than 8% of sales generated in the developing regions of the world. These vaccines typically cost $20 - $30 per injection, making them prohibitively expensive for precisely those regions where they are most needed.

     There are many competitors in the Hepatitis B vaccine market. There are no potential patent infringement issues to consider as a gene patent was never issued for the Hepatitis B vaccine antigen.

     Dragon is currently seeking either a licensee or co-development partner for our CHO cell line-based Hepatitis B vaccine product. Given the high costs involved in clinical trials for vaccines and the requirement for a separate vaccine production facility, it is our intention to maximize the value of this technology by licensing it out or beginning co-development with a partner in the near term, rather than delay product development and commercialization until we can fund it internally.

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

Research and Development

     We have developed our own technology to construct a unique plasmid vector. These activities are carried out by employees of Nanjing Huaxin as well as outside consultants. The plasmid vector is used for constructing a CHO cell line, which produces EPO at high yields. We expect this technology to increase EPO production and reduce the cost of EPO production.

     The yield of our EPO-expression CHO cell line was tested at the Beijing Institute of Microbiology and Epidemiology in May of 1999. EPO production was calculated by measuring the EPO levels in the harvested media using ELISA. The yield of the results exceeded the estimated yields achieved by another manufacturer of EPO, and the estimated yields achieved by other Chinese producers.

     Further, we are conducting research and development to develop and market other pharmaceutical drugs. In order to save costs, we do not have our own research and development department. However, as discussed below, we have entered into certain agreements with Dr. Longbin Liu, our president, or with companies in which Dr. Liu may control or have an interest into develop new project for us. These agreements may lead to conflicts of interests. See "Risk Factors - Our directors and officers may have interest in some transactions that may cause conflicts," "Certain Relationships And Related Transactions" and Notes 7, 8, 12, and 15 to our financial statements.

     The Company has entered into a Patent Development Agreement January 14, 2002, with Dr. Liu and Novagen Holding Inc. ("Novagen") whereby the Company has the first right to select and acquire one patent resulting from the discovery of a new gene or protein. This option to acquire a patent has a term of three years from the date of the agreement. Novagen is a research and development company located in Vancouver. Under the agreement Novagen and Dr. Liu shall be responsible for all development costs up to filing of the patent application.
The Company will be required to reimburse Novagen and Dr. Liu for legal costs related to the patent filing and will be responsible for all costs related to the subsequent development and commercialization of the project.

     In consideration of the rights under this agreement, the Company has paid Dr. Liu and Novagen US $500,000 and issued warrants exercisable for 1,000,000 shares of the Company at an exercise price of US $2.50 per share for a term of five years. If the Company chooses not to select a project patent within the three years following the execution of the agreement, Dr. Liu's warrants may be cancelled.

     Dr. Liu and a team of research scientists trained in North America and China have been involved in the research and development of novel drug projects since 1995. The research and development focus is on the discovery of new gene proteins with broad application in the areas of oncology and cardiovascular disease. Several projects are in the late stages of drug discovery and it is anticipated that the first filing of a United States patent will occur in 2002. The research projects conducted by Dr. Liu have been incorporated into Novagen.

     The Company has entered into a Project Development Agreement with Dr. Liu dated January 14, 2002, whereby Dr. Liu has agreed to conduct certain development projects on behalf of the Company in consideration of the Company providing funding for the projects. Dr. Liu has agreed to conduct projects for the research and development of G-CSF and recombinent Human Insulin protein. As part of the Project Development Agreement, the Company intends to enter into a consulting agreement with Dr. Liu to compensate him for the services he will be providing to the Company pursuant to the Project Development Agreement.

Marketing and License Agreements

     Through our wholly-owned subsidiary, Allwin Biotrade Ltd., we have entered into a series of marketing and license agreements. In general, Allwin Biotrade Ltd. has entered into an exclusive marketing and license agreement with a local pharmaceutical distribution companies to sell, formulate, vial and package specific EPO. In most cases the local pharmaceutical distribution company is responsible for obtaining, at its expense, all registration from applicable regulatory authorities in order to permit the sale of EPO in the covered area. Further, the local pharmaceutical distribution company has the right of fist refusal for the sale of additional biotechnological or pharmaceutical drugs for which Allwin Biotrade may from time to time have right to licenses or sublicense. The marketing and license agreements range from for a period five to seven years, and subject to renewals.

     Currently, Allwin Biotrade has marketing and license agreements covering the following countries: Malaysia, Singapore, Indonesia, Brunei, East Timor, Cambodia, Thailand, Vietnam, Philippines, Laos, Myanmar, Brazil, the Dominican Republic, Argentina, Uruguay, Chile, Paraguay, Poland, Hungary, Russia, Ukraine, Azerbaijan, Bulgaria, Czech Republic, Slovakia, Moldova, Croatia, Serbia, Slovenia, Byelorussia, Kazakhstan, Uzbekistan, Kirgizstan, Georgia, Mongolia, Armenia, Romania, Estonia, Latvia, Lithuania, Portugal, Spain, Sweden, Finland, Norway, Denmark, Iceland, Switzerland, Malta, Pakistan, East Timor, Lebanon, Jordan, Iran, Iraq, Libya, Syria, Angola, Mozambique, Cabo Verde, Sao Tome e Principe, Guinea-Bissau, Kenya, South Africa, Namibia, Madagasca, Brazil, the Dominican Republic, Argentina, Uruguay, Chile, Paraguay, Guatemala, Honduras, El Salvador, Costa Rica, Nicaragua, Belize, Panama, Columbia, Venezuela, Ecuador, Bolivia, Haiti, Aruba, Jamaica, Trinidad-Tobago, Cuba, Martinique Guyana, French Guyana, Surinam and Barbados, Taiwan, Turkey, South Korea and North Korea, Bangladesh, India, Mauritius, Sri Lanka, Ethiopia, Ghana, Kenya, South Africa, Sudan, Tanzania, Uganda, Zambia Zimbabwe, Indonesia, Singapore, Vietnam and Nigeria.

     Due to the initial implementation of the marketing and licensing agreement, and the seeking of regulatory approval to sell EPO in these countries, we have yet to make significant sales pursuant to these marketing and license agreements.

China's EPO Market

     We believe that sales of EPO in the Chinese market can be increased because current sales prices make it too expensive for many of the patients who could benefit from it.

     China is in the process of finalizing its health care system and health insurance plan, and if established, the ability to purchase prescription drugs, including EPO, is expected to increase. For example, the health insurance plan is expected to have mandatory coverage for dialysis. A dialysis patient needs at least 80-100 doses of EPO per year. If the health insurance plans covers dialysis, this may translate into a market demand in China of 50 million doses per year of EPO for dialysis alone. The coverage for EPO application for cancer related and other types of anemia is also expected. Considering the 2 million cases of cancer diagnosed in China each year, this will greatly expand the EPO market. Due to the size and complexity of instituting a healthcare system and health insurance plan in China, we are unable to predict when such health system will be implemented, when health insurance may become generally available and whether we will benefit from it.

     There are three sources of EPO in the Chinese marketplace. First, Amgen and Kirin service the market through offshore production facilities. However, the price to the consumer is high because of tariffs and a value added taxes that combined add about 30% to the cost per vial. Second, there are approximately five existing domestic producers of EPO similar to Nanjing Huaxin. We believe that EPO can be freely produced and sold in China without infringing the patent rights of Kirin-Amgen (the U.S. patent holder) because no administration protection was filed with the China before EPO was exported to China. Furthermore, EPO is not currently subject to the U.S.-China agreement on intellectual property.

     Dragon believes that a lower price would allow non-governmental workers the ability to afford EPO and would increase the likelihood of EPO being included on the reimbursement list of drugs that are supplied at no charge to government workers with prescriptions. We currently sell EPO at approximately $5.00 to $6.00 per dose. Production for the year ended December 31, 2001, was approximately 3,300,000 doses compared to the previous years production of 550,000 doses. We plan to maintain our costs by producing domestically in China, thus avoiding import duties, and by producing with high-yield vector technology, thus avoiding the perceived quality and inefficient yield problems of other Chinese producers. Comparative sales were 595,000 doses during 2001 compared to 389,000 doses in 2000.

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

Competition

     The world market for EPO is approximately $6 billion in annual sales and is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company, Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

     Amgen was granted United States rights to market EPO under a licensing agreement with Kirin-Amgen, Inc., a joint venture between Kirin and Amgen that was established in 1984. Johnson & Johnson acquired the rights to EPO from Kirin-Amgen for all treatments except kidney dialysis in the United States and for all uses outside the United States in 1985. Both Amgen and Kirin individually manufacture and market EPO for China and Japan. These international drug companies all have more financial resources than we do.

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

     Assuming we achieve specified levels of production, we expect to have a competitive advantage due to our high production yield which should result in larger profit margins compared to other Chinese domestic producers. We will continue to have our EPO product included on the government reimbursement list although other EPO producers are also represented on this list. However, we intend to market our EPO product at a cost that is lower than competitors which is expected to give us a competitive advantage.

     Due to China's growing market for pharmaceutical products competition among drug producers is expected to increase during 2002. We anticipate that the EPO producers with the strongest marketing networks, best quality and price, and highest market shares will survive to service the EPO market in China.

     Potential competition to EPO market includes other products or technologies that are successful in treating anemia. Hoechst Marion Roussel is currently conducting clinical trials on gene-activated erythropoietin for the treatment of anemia, while Alkermes, Inc. of Cambridge, Massachusetts and Johnson & Johnson are currently conducting clinical trials with a sustained delivery formulation of Epoetin alfa for the treatment of anemia. Amgen has sole rights to Novel Erythropoiesis Stimulating Protein, a second-generation EPO molecule that will pose serious competition to the existing products because it offers the possibility of less frequent dosing (i.e., once a week rather than three times a week). Phase I clinical trials have commenced in pre-dialysis patients, and Amgen expects to begin studies in chemotherapy-induced anemia this year.

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

     The development and manufacture of EPO requires a license and permit from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to make and sell EPO for kidney dialysis applications. It is anticipated that governmental approval to use EPO for suregery recovery will be granted later this year and for additional applications such as cancer related anemia and pregnancy-related anemia will be granted in 2003. The Good Manufacturing Practices license remains valid until August 18, 2005, and is renewable at that time. There are no restrictions on the license or permits other than the requirement that the EPO drug be manufactured in compliance with Chinese Good Manufacturing Practices, and the drug may be sold for authorized medical purposes (such as anemia).

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

Employees

     As of December 31, 2001, we had 12 employees in North America. Nanjing Huaxin has approximately 150 employees in China. Sanhe Kailong has no employees.

                   Risks Associated With Dragon Pharmaceutical

     We have a limited operating history and we have incurred losses since our founding in February 1998, and there is no guarantee of profit in the future.

     Since our primary business operations only commenced in July 1999, we do not have a historical record of revenues nor an established business track record which makes future performance very difficult to predict. There is no assurance that we will be able to develop a sufficiently large production capacity and customer demand to be profitable.

     We have incurred operating losses since our founding and for the year ended December 31, 2001, reported an operating loss of $4,226,366.

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

     Nanjing Huaxin Bio-pharmaceutical Co, Ltd. Nanjing has had losses since our acquisition and there is no guarantee of profit in the future.

     In July 1999, we acquired our 75% interest in Nanjing Huaxin Bio-pharmaceutical Co, Ltd. which produces EPO in China. Nanjing has incurred operating losses in each year since acquisition. Although for the years end December 31, 1999, 2000 and 2001, we realized revenues of approximately $990,000 , $3,175,561 and $3,073,885, respectively, from our ownership interest in Nanjing, these revenues have not been sufficient to offset operating costs due primarily to plant improvements and implementation of our proprietary production technology.

     Our directors and officers may have interest in some transactions that may cause conflicts.

     We have entered into, and in the future may enter into, transactions with certain member of our Board or officers or with companies that they control or have a significant interest in. For example, we acquired technology from Alphatech Bioengineering, relating to the production of Hepatitis B vaccine, which is owned by Dr. Longbin Liu and Mr. Philip Yuen, two of our directors. In addition we have entered into a Patent development Agreement and Project Development Agreement with Dr. Liu. These agreements were entered into so that we would not be required to staff and fund our own research and development program. However, these directors and officers will be subject to various potential conflicts of interest. See "Business - Our Joint Ventures and Acquisitions" and "Research and Development."

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

     The exercise of outstanding warrants and options may dilute existing stockholders and could substantially increase the number of shares that may be sold into the market.

     As of December 31, 2001, there were warrants outstanding to purchase 2,200,000 shares at prices ranging from $1.70 to $3.00 per share. Further, we have granted options to purchase an additional 2,969,500 shares of common stock with a weighted average exercise price of $1.93 per share. Given the limited existing market in our common stock, the sale into the market of significant amounts of additional common stock may have the effect of depressing our stock share price.

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

Item 2. Properties

     Our corporate offices are located at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9. We also have an office in Beijing, located at 11th Floor, Suite 18-19, China World Tower 2, 1 Jianguomenwai Avenue, Beijing, 100004.

     Huaxin currently leases a production facility in Nanjing, China.

     Although no additional property is deemed necessary at this time, the Sanhe Kailong joint venture has the right to purchase 25 acres of land at a pharmaceutical park in China's Yanjiao Special Economic Zone.

Item 3. Legal Proceedings

     We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     The following was the result of a vote of Common Share holders:

     (a) The Company held its Annual General Meeting on December 17, 2001, at the Company's head office. The number of Common Shares voted at the meeting, either in person or by proxy, were 13,248,431.

     (b) The following Directors were re-elected:

                                        Voted For              Withheld
                                        ----------             --------
        Dr. Longbin Liu, M.D.           13,203,106              43,825
        Dr. Ken Z. Cai                  13,203,106              43,825
        Mr. Greg Hall                   13,203,106              43,825
        Dr. Alexander Wick              13,203,106              43,825
        Mr. Philip Yuen Pak Yiu         13,203,106              43,825
        Dr. Yiu Kwong Sun               13,203,106              43,825

     (c) The stockholders approved the adoption of our 2001 Stock Option Plan allowing the issuance of up to 4,500,000 shares of common stock as follows:

        8,417,829 shares of Common Stock voted for;
        166,522 shares of Common Stock voted against;
        4,664,080 shares of Common Stock abstained from voting.

                                     Part II

Item 5. Market For Company's Common Equity And Related Stockholder Matters

     Our common stock began quotation on the OTC Bulletin Board under the symbol "DRUG" on October 9, 1998. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years. These quotation are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                Common Stock
                 Quarter Ended                   High      Low
                 ---------------------------- -------- --------

                 December 31, 2001              $2.05    $1.86
                 September 30, 2001             $3.47    $1.75
                 June 30, 2001                  $4.13    $1.40
                 March 31, 2001                 $2.94    $1.56

                 December 31, 2000              $3.88    $1.63
                 September 30, 2000             $4.56    $3.25
                 June 30, 2000                  $8.00    $4.31
                 March 31, 2000                 $9.00    $4.37

     The approximate number of holders of record of our common stock at March 15, 2002, was 125. This number does not include stockholders who hold our securities in street name.

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

Item 6. Selected Financial Data

     We have derived the selected consolidated statement of operations data for the years ended December 31, 1998, 1999, 2000 and 2001, and the selected consolidated balance sheet data as of December 31, 1999, 2000 and 2001, from our consolidated financial statements included in this report. On August 17, 1998, First Geneva Investments, Inc. and Allwin Newtech Ltd. entered into a reorganization, pursuant to which all of the outstanding shares of Allwin Newtech were acquired for 87.5% of our outstanding shares in a reverse takeover. In connection with the reverse takeover, First Geneva Investments changed its name to Dragon Pharmaceutical. Prior to the reorganization, First Geneva Investments had no operations. Therefore, information prior to 1998 is not meaningful and not included.


                                             1998          1999          2000          2001
                                         ------------- ------------- ------------- -------------
Consolidated Statement of
Operations Data

Sales                                  $         -    $    989,539   $ 3,175,561   $  3,073,885
Cost of sales                                    -         204,473       902,480        583,878
Operating loss                            (481,454)     (2,865,276)   (3,641,231)    (4,226,366)
Loss before minority interest             (471,717)     (2,845,879)   (3,162,309)    (3,975,908)
Net (loss) for period                     (471,717)     (2,791,033)   (2,745,794)    (3,735,305)
Loss per share                         $     (0.06)   $      (0.27)  $     (0.17)  $      (0.21)



                                             1998          1999          2000          2001
                                         ------------- ------------- ------------- -------------

Consolidated Balance Sheet Data
Working capital                        $   829,493    $  8,405,788   $ 4,444,066   $  7,551,687
Total assets                             2,480,813      16,740,037    18,546,830     22,005,037
Total liabilities                          743,633       3,289,123     3,634,100      4,440,283
Total shareholders' equity             $ 1,737,180    $ 12,488,768    13,983,465     16,876,215


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

     We were formed on August 22, 1989, under the name First Geneva Investments, Inc. First Geneva Investment's business was to evaluate businesses for possible acquisition. On July 28, 1998, First Geneva Investment entered into a share exchange agreement with Allwin Newtech Ltd. Allwin Newtech was formed in 1998 for the purpose of developing and marketing pharmaceutical drugs for sale in China. Prior to the acquisition of Allwin Newtech, First Geneva Investments had no operations. The share exchange transaction was consummated on August 17, 1998, and on September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc. On June 11, 1999, we acquired a 75% interest in Nanjing Huaxin which manufactures EPO in China. In January 2002 we acquired the balance of the 25% interest from Nanjing Medical Group for $1,400,000.

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

     Since inception, we have relied on equity financings to fund our operations. Funds required to finance our future production expansions, marketing efforts and ongoing business are expected to come primarily from debt and equity financing with the remainder provided from operating revenues which began in September 1999. Operating revenues to date have been substantially less than the cost of operations. However, recent financings completed by management are deemed adequate to meet our anticipated working capital needs over the next 12 months.

Results of Operations

For the Fiscal Years Ended December 31, 2001 and 2000

     Revenues. Revenues were derived primarily from the sale of EPO in China. Revenues for the year ended December 31, 2001, were $3,073,885, and revenues for the year ended December 31, 2000, were $3,175,561. Cost of sales for the year ended December 31, 2000, was $583,878 and $902,480 for the year ended December 31, 2000. The cost of sales is attributed to the production costs of our pharmaceutical products. During the year ended December 31, 2001, we had interest income of $250,458. Interest income for the year ended December 31, 2000, was $478,922. Interest income is related primarily to interest earned on cash received from the private placements of common stock during the last quarter of 1999 and the third quarter of 2001.

     Expenses. Total operating expenses for the year ended December 31, 2001, were $6,716,373. The major expense incurred for the year ended December 31, 2001, was related to the selling of pharmaceutical products which represented approximately 30% of the total operating expenses. The remaining major expense items are represented by administrative expenses and include office and miscellaneous expenses of $266,123, legal and auditing of $232,785, investor relations expenses of $405,268, rent of $306,246, travel of $428,651 and salaries and benefits of $374,575. Management fees of $424,952 include $336,000 paid to two directors for services during the year ended December 31, 2001.

     Other significant expenses for the year ended December 31, 2001, included depreciation of fixed assets and amortization of license and permit of $597,042, research expenses of $105,096, new market development of $211,194, interest expense of $154,644and stock-based compensation of $51,975.

     Net and Comprehensive Loss. Dragon had a net loss of $1,214,794 and a comprehensive loss of $1,168,627 for the three-month period ending December 31, 2001. Calculated in the comprehensive loss for the period was a minority interest gain of $46,167.

     Dragon's net loss for the year ended December 31, 2001, was $3,975,908. The comprehensive loss for the same period was $3,735,305 which includes a minority interest gains of $240,603.

     Basic and Diluted Net Loss Per Share. Dragon's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the year 2001. The loss per share for the year ended December 31, 2001, was $0.21. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

For the Fiscal Years Ended December 31, 2000 and 1999

     Revenues. Revenues were derived primarily from the sale of EPO in China. Revenues for the year ended December 31, 2000, were $3,175,561, and revenues for the year ended December 31, 1999, were $989,539. Cost of sales for the year ended December 31, 2000, was $902,480 and $204,473 for the year ended December 31, 1999. The cost of sales is attributed to the production costs of our pharmaceutical products. During the year ended December 31, 2000, we had interest income of $478,922. Interest income for the year ended December 31, 1999, was $19,397. Interest income is related primarily to interest earned on cash received from the private placement of common stock during the last quarter of 1999.

     Expenses. Total operating expenses for the year ended December 31, 2000, were $3,946,975. The major expense incurred for the year ended December 31, 2000, was related to the selling of pharmaceutical products which represented approximately 38% of the total operating expenses. The remaining major expense items are represented by administrative expenses and include costs associated with GMP certificate which accounted for $519,988. Major operating expenses included office and miscellaneous expenses of $179,018, and salaries and benefits of $236,032. Management fees of $123,000 include $72,000 paid to one director for services during the year ended December 31, 2000.

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

     Dragon's net loss for the year ended December 31, 2000, was $3,162,309. The comprehensive loss for the same period was $2,745,794 which includes a minority interest gains of $416,515.

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

Liquidity and Capital Resources

     Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 75% equity interest in Nanjing Huaxin Biotech. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings but may finance future operations through additional equity financings. As of December 31, 2001 and 2000, the Company's working capital was $7,551,687 and $4,444,066, respectively. The increase in working capital during 2001 was due to a private placement completed in the September 2001 that provided gross proceeds of $7,000,000. No similar fund-raising occurred in 2000.

     In September 1998, the Company raised $1 million through the sale of 2,000,000 shares of common stock. The proceeds raised were used for working capital. In April 1999, the Company entered into a $600,000 loan agreement. The $600,000 loan bore interest at 8% and was due in six months with the right of the Company to extend the maturity date by an additional six months in September 1999. As an inducement, the Company issued 90,000 shares of common stock to the lender. In September 1999 the Company exercised its option to extend the loan by a period of six months. As discussed below, this debt was subsequently converted into common stock in 1999.

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

Interest Rate Sensitivity

     As of  the  year  ended  December  31,  2001,  we had  no  long-term  debt.
Therefore, we believe we are not currently exposed to any market risks related to interest rate sensitivity.

Item 8. Financial Statements And Supplemental Data

     The following is a condensed summary of actual quarterly results of operations for 2000 and 2001.



                                                                   2000
                                              First        Second        Third        Fourth
                                            ----------   ----------   ----------   -----------
Revenues                                    $  661,785   $  797,127   $  739,062   $   977,587
Gross profit                                   562,920      629,591      553,543       527,027
Loss before minority interest                (223,869)     (184,540)    (425,053)   (2,328,847)
Net loss                                     (234,780)     (168,997)    (362,975)   (1,979,042)
Loss per share                              $   (0.02)   $    (0.01)  $    (0.03)  $     (0.11)

                                                                   2001
                                              First        Second        Third        Fourth
                                            ----------   ----------   ----------   -----------
Revenues                                    $  664,414   $  602,341   $  787,682   $ 1,019,448
Gross profit                                   517,494      446,614      673,745       852,154
Loss before minority interest                 (959,743)  (1,038,665)    (762,706)   (1,214,794)
Net loss                                      (856,183)    (972,713)    (737,782)   (1,168,627)
Loss per share                              $    (0.05)  $    (0.06)  $    (0.04)  $     (0.07)


     See pages F-1 to F-22 for our financial statements.

Item 9. Changes in And Disagreements With Accountants on Accounting And Financial Disclosures

     Not Applicable.

                                    Part III

Item 10. Directors And Executive Officers

     The directors and executive officers of Dragon, and their ages and positions, and duration as such, are as follows:



Name                        Position                  Age    Period
----                        --------                  ---    ------
Longbin Liu                 President, Chief           38    September 1998 - present
                            Executive Officer and
                            Director

Ken Z. Cai                  Director                   36    September 1998 - present

Greg Hall                   Director                   44    September 1998 - present

Alexander Wick              Director                   63    September 1998 - present

Philip Yuen Pak Yiu         Director                   65    November 1999 - present

Dr. Yiu Kwong Sun           Director                   58    November 1999 - present

Robert Walsh                VP Marketing               41    April 2000 - present

Rita Jervis                 VP Corporate Development   44    December 2000 - present

Matthew Kavangh             Director, Finance and      46    July 2001 - present
                            Compliance


Directors of Subsidiaries

     The directors of our three subsidiaries are as follows:


                                                                           Sanhe Kailong
Name             Position    Nanjing Huaxin(1)(2)   Allwin Newtech (2)   Bio-Pharmaceutical (2)
----             --------    --------------------   ------------------   ----------------------
Ken Cai          Director            X                    X                     X

Longbin Liu      Director            X                    X                     X

Philip Yuen      Director            X                    X

Greg Hall        Director                                                       X

Jiamiao Li       Director            X

Weiming Xu       Director            X

_____________________

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

     Dr. Longbin Liu, M.D. is the President, Chief Executive Officer and Director of Dragon. He has 16 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre where he had served since 1995, before joining Dragon in September 1998. Dr. Liu earned his medical degree from Hunan Medical University in 1983.

     Dr. Ken Z. Cai is Chairman of the Board of Directors of Dragon. Dr. Cai has a Ph.D in Mineral Economics from Queen's University in Kingston, Ontario, as well as 17 years of experience in mining, public company administration and financing. Since February 1996, he has been a Director and the President and Chief Executive Officer of Minco Mining and Metals Corporation, a Toronto Stock Exchange-listed company involved in mining exploration and development in China. Dr. Cai has extensive experience in conducting business in China for the past 16 years and is currently the Chairman of the Board of four Sino-foreign joint ventures.

     Mr. Greg Hall is a Director of Dragon. Mr. Hall is a stockbroker with 18 years of corporate finance and public offerings experience. Since November 2001, Mr. Hall has been a Senior Vice President of Golden Capital Securities Ltd. in Vancouver, Canada. Prior to joining Golden Capital, Mr. Hall was with Yorkton Securities Inc for 3 years and Canaccord Capital for ten years. He is a former member/seat holder of the Vancouver Stock Exchange. Prior to joining Canaccord Capital, Mr. Hall was the Co-Founder of both Pacific International Securities and Georgia Pacific Securities Corporation.

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

     Mr. Robert Walsh is Vice President Marketing and Sales for the Company. Mr. Walsh joined the Company in April of 2000 and is responsible for comprehensive oversight of the Company's international marketing initiatives. Mr. Walsh served for 22 years in Special Operations and Medical Intelligence assignments in the U.S. Army. Prior to joining the Company, Mr. Walsh held the position of International Marketing Manager with a Seattle-based biotechnology company.

     Ms. Rita Jervis, RN, B.Comm. is Vice President Corporate Development for the Company. Ms. Jervis has 15 years of strategic planning, product development and marketing experience in the biotechnology industry. Ms. Jervis held marketing and project management positions with QLT Inc. prior to forming a biotechnology consulting firm through which she worked with many emerging health sector companies in hands-on project management and interim senior executive roles. In addition to her work with industry, Ms. Jervis served as founding Managing Director of BIRC Corporation, a biotechnology venture capital organization, and Executive Director of both the B.C. Biotechnology Alliance and the B.C. Consortium for Clinical Trials.

     Matthew Kavanagh, CA is Director, Finance and Corporate Compliance for the Company. Mr. Kavanagh joined the Company in July 2001. He has 14 years as a Chartered Accountant in both public practice and industry. For the past eight years, Mr. Kavanagh has been the Controller and Senior Financial Officer for a publicly listed venture capital corporation and, most recently, for a private international auction and liquidation company.

Committees of the Board

     The audit committee is comprised of Alexander Wick, Philip Yuen and Greg Hall. The Compensation Committee is comprised of Messrs. Wick, Yuen and Hall. The corporate governance committee is comprised of Messrs. Hall, Wick, and Yuen

Family Relationships

     There are no family relationships between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2001, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

     All directors of the Company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified.

     The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office.

Item 11.  Executive Compensation

     The following table sets forth the compensation of our president during the
last  fiscal  year  2001.  No  other  officers  or  directors   received  annual
compensation in excess of $100,000 during the last fiscal year.

                           Summary Compensation Table

                                  Annual Compensation                        Long Term Compensation
                ---------------------------------------------   -------------------------------------------------
                                                                        Awards             Payout
                                                                ----------------------   ------------------------
                                                                Restricted Securities    LTIP        All Other
                                                Other Annual    Stock      Underlying    Payout    Compensation
                 Year     Salary   Bonus ($)  Compensation ($)  Award(s)   Options (#)   ($)            ($)
-----------------------------------------------------------------------------------------------------------------
Longbin Liu      2001   $168,000      -0-            -0-           -0-             -0-      -0-         0-
President        2000   $ 72,000      -0-            -0-           -0-         400,000      -0-         -0-
                 1999   $ 72,000      -0-            -0-           -0-             -0-      -0-         -0-

Ken Cai          2001   $168,000      -0-            -0-           -0-             -0-      -0-         -0-
Chairman



     We have entered into oral consulting agreements with Dr. Liu and Dr. Cai pursuant to which they provide administrative services to the Company. Dr. Liu, as President, is paid an annual salary of $120,000 while Dr. Cai is paid an annual salary of $72,000. The annual compensation for Drs. Lui and Cai was increased to $150,000 and $80,000 respectively, effective January 1, 2002. The compensation figures for the year ended December 31, 2001, include retroactive recognition of amounts owing from prior to January 1, 2001. These consulting agreements are terminable at will.

Director Compensation

     Other than disclosed above, directors are not paid cash for their services but do receive stock options for serving as such.

Stock Option Plans

     The shareholders of the Company approved the share option plan at the Annual General Meeting held on December 18, 2001. There are currently 4,500,000 shares reserved under the plan. As of March 15, 2002, there were options to acquire 2,969,500 shares of common stock outstanding.

     There were no options granted to Executive officers during the past fiscal year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 2002, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) each of our directors and executive officers as a group.

     As of March 15, 2002, there were 20,331,000 shares of common stock outstanding.


                                                                               Percentage
                                                          Number of           Beneficially
Name and Address                                          Shares(1)              Owned
------------------------------------------              --------------       ---------------
Hui Min Liu
5 Lin hui City
Guan Zhen Lao Zheng Street
Hunan, China                                                2,247,000            11.1%

Chow Tai Fook Nominee Limited
31F New World Tower
16-18 Queens Road Central
Hong Kong                                                   2,000,000             9.8%

Longbin Liu,
President, Chief Executive Officer and
Director                                                   700,000(2)             3.4%

Ken Cai,
Director                                                   500,000(2)             2.5%

Greg Hall,
Director                                                   400,000(2)             2.0%

Philip Yuen,
Director                                                   831,500(3)             4.1%

Alexander Wick,
Director                                                   175,000(2)              *

Yiu Kwong Sun,
Director                                                   775,000(4)             3.8%

Robert Walsh,
VP, Marketing and Sales                                     50,000(2)              *

Rita Jervis,
VP, Corporate Development                                   75,000(2)              *

Matthew Kavanagh,
Director of Finance and Corporate
Compliance                                                          0              *

All directors (9 persons) and executive
officers as a group                                      3,506,500(5)            17.2%


______________________

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

(3) Includes 56,500 shares of common stock owned and 175,000 shares of common stock subject to options. Also includes 600,000 shares of common stock owned by Global Equities Overseas Ltd. for which Mr. Yuen serves as a director.

(4) Includes 175,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as a director.

(5)  Includes options and warrants to acquire 2,250,000 shares of common stock.

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

     During 2000,we rented space for our executive offices from Minco Mining and Metals Corporation for CDN $2,500 per month. Mr. Cai, one of our directors, is President of Minco Mining. We believe that this rent was competitive with rent that would be charged by a non-affiliated landlord for comparable space.

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

     On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering to acquire its rights and technology relating to developing Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells. Alphatech Bioengineering's Hepatitis B vaccine is in the development stage. Alphatech Bioengineering is jointly owned by Dr. Longbin Liu, our president and a director, and Mr. Philip Yuen, one of our directors. The purchase price is $4 million. See "Business - Alphatech Bioengineering Limited."

     During fiscal year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen and its principals agreed to refund the $400,000 which was paid subsequent to December 31, 2001.

     Pursuant to an agreement dated August 15, 1999, the Company entered into a joint research project for the development of rhTPO drug ("rhTPO") with Shenzhen Kelong Chuang Jian Enterprise Co. Ltd. ("Kelong"), a company incorporated in
China. Dr. Longbin Liu is a principal shareholder of Kelong. The Company's maximum commitment to this project is US$543,540 (RMB 4,500,000).

     Under the terms of the agreement, Kelong and the Company will jointly own the drug license of rhTPO. Kelong and the Company will then obtain its own individual production permit of the rhTPO drug product. The Company paid $483,140 (RMB 4,000,000) towards the early development phase of this project in fiscal year 2000 and the amount has been accounted for as research expense. The Company has to pay the remaining US$60,400 (RMB 500,000) for clinical testing of the rhTPO drug after the clinical testing permit has been issued by the regulatory authorities.

     We have entered into a Patent Development Agreement with Dr. Lonbin Liu and Novagen whereby we have the first right to select and acquire one paten resulting from the discover of a new gene or protein. In consideration of the right unde the Patent Development Agreement, we paid Dr. Liu and Novagen $500,000 and warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share.

     We have entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows: (i)US$500,000 to be provided at the commencement of the research in the G-CSF Project; (ii) US$500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; and (iii) US$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA"); (iv) US$200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA; and (v) U.S$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2004.

     The Company  will make payment for the  development  of Insulin as follows:
(i) US$750,000 to be provided by at the commencement of the research in the Insulin Project; (ii) US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project; (iii) US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; (iv) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA and (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2004.

     For both the G-CSF and Insulin Projects: (i) If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project; and (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or if development of the project is terminated by the President, then the President will refund to the Company all amounts paid, without interest or deduction, with respect to the Project with in six months.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are being filed as part of this report:

     (1)  Financial Statements

          The following Financial Statements pertaining to Dragon are filed as part of this annual report:

        Report of Independent Accountants..................................F-1
        Year-end Consolidated Balance Sheets...............................F-2
        Year-end Consolidated Statements of Stockholders' Equity...F-3 and F-4
        Year-end Consolidated Statements of Operations.....................F-5
        Year-end Consolidated Statements of Cash Flows.....................F-6
        Notes to Consolidated Financial Statements...............F-7 thru F-21

     (2)  Exhibits



   Exhibit Number     Name
   -------------      ----
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

     10.12            Joint research project with the Company and Shenzhen Kelong Chuang Jian
                      Enterprise Co.

     10.13            Development Agreement with Dr. Longbin Liu and Novagen

     10.14            Project Development Agreement with Dr. Liu

     16.1*            Letter Regarding Changes in Certifying Account

     23.1             Consent of Moore Stephens Ellis Foster Ltd., Chartered Accountants


______________________

* Previously filed with Dragon's initial registration statement on Form 10-SB, filed with the SEC on November 4, 1999.
**Previously filed with Dragon's initial registration statement on Form SB-2, filed with the SEC on May 15, 2000.
*** Previously filed with Dragon's amendment no. 1 to registration statement on Form SB-2 filed with the SEC on August 3, 2000.
****Previously filed with Dragon's amendment no. 3 to registration statement on Form SB-2 filed with the SEC on October 20, 2000.
*****Previously filed with Dragon's amendment no. 5 to registration statement on Form SB-2 filed with the SEC on December 26, 2000.

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2002                      Dragon Pharmaceutical Inc.
                                            a Florida Corporation

                                            /s/  Longbin Liu

                                            Longbin Liu, President

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                           Date

/s/  Longbin Liu
-------------------------------------------          March 27, 2002
Longbin Liu
President, Director and Chief Executive
Officer

/s/  Ken Z. Cai
-------------------------------------------          March 27, 2002
Ken Z. Cai
Director

/s/  Greg Hall
-------------------------------------------          March 27, 2002
Greg Hall, Director

/s/  Alexander Wick
-------------------------------------------          March 27, 2002
Alexander Wick, Director

/s/  Philip Yuen Pak Yiu
-------------------------------------------          March 27, 2002
Philip Yuen Pak Yiu, Director

/s/  Dr. Yiu Kwong Sun
-------------------------------------------          March 27, 2002
Dr. Yiu Kwong Sun, Director

/s/  Matthew Kavanagh
-------------------------------------------          March 27, 2002
Matthew Kavanagh, Director, Finance and
Corporate Compliance (principal accounting
officer)

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca





REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES


We have audited the consolidated balance sheets of Dragon Pharmaceuticals Inc. & Subsidiaries ("the Company") as at December 31, 2001 and 2000, and the related consolidated statements of stockholders' equity for the years ended December 31, 2001 and 2000, the consolidated statements of operations and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States.


Vancouver, Canada                           "MOORE STEPHENS ELLIS FOSTER LTD."
February 28, 2002                            CHARTERED ACCOUNTANTS

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                        2001                  2000

ASSETS

Current
  Cash and short term securities                                   $  9,446,084      $  6,340,315
  Accounts receivable                                                 1,309,686         1,166,876
  Inventories                                                         1,095,860           474,041
  Prepaid and deposits                                                  140,340            96,934
                                                                   ------------      ------------
Total current assets                                                 11,991,970         8,078,166

Fixed assets                                                          2,534,609         2,330,349

Investment in Hepatitis B vaccine project - related party             3,790,000         4,000,000

Refundable investment deposits - related party                          372,000           372,000

Licence and permit                                                    3,316,458         3,766,315
                                                                   ------------      ------------
Total assets                                                       $ 22,005,037      $ 18,546,830
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                       $  2,887,345      $  2,198,280
  Accounts payable and accrued liabilities                            1,318,938         1,435,820
   Management fees payable - related parties                            234,000                 -
                                                                   ------------      ------------
Total current liabilities                                             4,440,283         3,634,100
                                                                   ------------      ------------
Minority interests                                                      688,539           929,265
                                                                   ------------      ------------
Commitment (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,331,000 common shares
    (December 31, 2000 - 16,700,000)                                     20,331            16,700

Additional paid in capital                                           26,624,741        20,000,897

Accumulated other comprehensive (loss)                                  (25,008)          (25,588)

Accumulated deficit                                                  (9,743,849)        (6,008,544)
                                                                   ------------      ------------
Total stockholders' equity                                           16,876,215         13,983,465
                                                                   ------------      ------------
Total liabilities and stockholders' equity                         $ 22,005,037       $ 18,546,830
                                                                   ============      =============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                                                                        Page 1 of 2

                                                                                                            Accumulated
                                                                               Compre-                        other        Total
                                                                 Additional    hensive                       compre-       Stock-
                                            Common stock          paid-in       income         Deficit       hensive      holders'
                                         Shares      Amount       capital       (loss)       accumulated      income       equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999             10,735,000   $ 10,735   $ 15,690,734                  $(3,262,750)   $ 50,049   $ 12,488,768

Issued 4,258,000 common shares
  previously allotted                   4,258,000      4,258         (4,258)                           -           -              -

Additional share issuance costs
  to 4,258,000 common shares issued                        -         (5,247)                           -           -         (5,247)

Exercise stock options for cash           107,000        107         53,393                            -           -         53,500

Exercise warrants for cash              1,600,000      1,600      2,498,400                            -           -      2,500,000

Allotted 250,000 common shares
  at $6.25 per share                            -          -      1,562,500                            -           -      1,562,500

Stock option compensation                       -          -        205,375                            -           -        205,375

Other comprehensive income
 - foreign currency translation                 -          -              -        (75,637)            -     (75,637)       (75,637)

Comprehensive income
 - net (loss) for the year                      -          -              -     (2,745,794)   (2,745,794)          -     (2,745,794)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                   $ (2,821,431)
                                                                              ============
Balance, December 31, 2000             16,700,000   $ 16,700   $ 20,000,897                  $(6,008,544)   $(25,588)  $ 13,983,465
===========================================================================                  ======================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                                                                        Page 2 of 2

                                                                                                            Accumulated
                                                                               Compre-                        other        Total
                                                                 Additional    hensive                       compre-       Stock-
                                            Common stock          paid-in       income         Deficit       hensive      holders'
                                         Shares      Amount       capital       (loss)       accumulated      income       equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2000             16,700,000   $ 16,700   $ 20,000,897              -   $(6,008,544)   $(25,588)  $ 13,983,465

Exercise of stock options for cash        131,000        131         65,369              -             -           -         65,500

Issuance of common stock pursuant
 to a private placement at $2.00
 per share, net of share issuance
 costs of $490,000, in September        3,500,000      3,500      6,506,500              -             -           -      6,510,000

Other comprehensive income
 - foreign currency translation                 -          -              -            580             -         580            580

Comprehensive (loss)
 - net (loss) for the year                      -          -              -     (3,735,305)   (3,735,305)          -     (3,735,305)

Stock option compensation                       -          -         51,975              -             -           -         51,975
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           $(3,734,725)
                                                                               ===========
Balance, December 31, 2001             20,331,000   $ 20,331   $ 26,624,741                  $(9,743,849)   $(25,008)   $16,876,215
===========================================================================                  ======================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)


                                                                         2001               2000
                                                                    ------------      -------------
Sales                                                               $  3,073,885      $   3,175,561

Cost of sales                                                            583,878            902,480
                                                                    ------------      -------------
Gross profit                                                           2,490,007          2,273,081

Selling, general and administrative expenses                        $ (5,328,110)        (3,946,975)

Depreciation of fixed assets and
  amortization of licence and permit                                    (597,042)          (515,106)

Net write off of land-use right and fixed assets                          (1,012)          (257,344)

Research expenses                                                       (105,096)          (544,500)

New market development                                                  (211,194)          (279,114)

Provision for doubtful debts                                            (267,300)           (63,630)

Loan interest expense                                                   (154,644)          (102,268)

Stock-based compensation                                                 (51,975)          (205,375)
                                                                    ------------      -------------
Operating loss                                                        (4,226,366)        (3,641,231)

Interest income                                                          250,458            478,922
                                                                    ------------      -------------
Loss before minority interest                                         (3,975,908)        (3,162,309)
                                                                    ============      =============
Minority interest                                                        240,603            416,515
                                                                    ============      =============
Net (loss) for the year                                             $ (3,735,305)      $ (2,745,794)
                                                                    ============      =============
(Loss) per share
  Basic and diluted                                                 $      (0.21)      $      (0.17)
                                                                    ============      =============
Weighted average number of
  common shares outstanding
      Basic and diluted                                               17,810,411         15,794,871
                                                                    ============      =============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                         2001               2000
                                                                    -------------       ------------
Cash flows from (used in) operating activities
   Net (loss) for the year                                          $  (3,735,305)      $ (2,745,794)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                    51,975            205,375
     - depreciation of fixed assets and amortization of
          licence and permit                                              697,042            669,031
     - minority interests                                                (240,603)          (416,515)
     - net write off of land-use right and fixed assets                     1,012            257,344
     - provision for doubtful debts                                       267,300             63,630
                                                                    -------------       ------------
  Changes in non-cash working capital items:
     - accounts receivable                                               (200,110)          (561,763)
     - inventories                                                       (621,819)           183,925
     - prepaid expenses and deposits                                      (43,406)           362,006
     - accounts payable and accrued liabilities                          (116,882)            98,112
     - management fees payable - related parties                          234,000                  -
                                                                    -------------       ------------
                                                                       (3,806,796)        (1,884,649)
                                                                    -------------       ------------
Cash flows used in investing activities
  Purchase of fixed assets                                               (352,069)          (900,231)
  Increase in restricted funds                                           (892,342)        (2,247,613)
  Additional cost of licence                                                    -           (250,000)
  Investment in Hepatitis B vaccine project                                     -         (4,000,000)
  Refundable investment deposits                                                -           (400,000)
                                                                    -------------       ------------
                                                                       (1,244,411)        (7,797,844)
                                                                    -------------       ------------
Cash flows from financing activities
  Loan proceeds                                                           689,065          1,594,453
  Proceeds from issuance of shares, net of issuance costs               6,575,500          2,553,500
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                      -          8,611,603
  Funds contributed by minority shareholders                                    -            403,380
                                                                    -------------       ------------
                                                                        7,264,565         13,162,936
                                                                    -------------       ------------
Foreign exchange (gain) loss on cash
  held in foreign currency                                                     69             (5,003)
                                                                    -------------       ------------
Increase (decrease) in cash and
  and cash equivalents                                                  2,213,427          3,475,440

Cash and cash equivalents, beginning of year                            4,092,702            617,262
                                                                    -------------       ------------
Cash and cash equivalents, end of year                              $   6,306,129       $  4,092,702
                                                                    =============       ============


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


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

     Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). Kailong is inactive and Huaxin is in the business of research and development, production and sales of pharmaceutical products in China. Allwin Biotrade Inc. ("Biotrade) was incorporated under the laws of British Virgin Islands on June 6, 2000, for the purpose of marketing and distributing biopharmaceutical products outside China. Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada") was incorporated in British Columbia, Canada on September 15, 2000, for the purpose of researching and developing new biopharmaceutical products.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


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


         Motor vehicle                            10 years
         Lab equipment                            8 years
         Office equipment and furniture           5 years
         Leasehold improvements                   Term of lease (10 years)
         Production equipment                     10 years

     (d)  Foreign Currency Transactions

          The parent company, Allwin, Kailong, Huaxin, Biotrade and Dragon Canada maintain their accounting records in their functional currencies (i.e., U.S. dollars, U.S. dollars, Renminbi Yuan, Renminbi Yuan, U.S. dollars and Canadian dollars respectively). They translate foreign currency transactions into their functional currency in the following manner.

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

     (e)  Foreign Currency Translations

          Assets and liabilities of the foreign subsidiaries (whose functional currency is Renminbi Yuan or Canadian dollars) are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders' equity, as a component of other comprehensive income.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)



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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company during the years ended December 31, 2001 and 2000.

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

     (i)  Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


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

          The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of December 31, 2001, the Company had deposits of $1,151,000 above insured limits. As of December 31, 2000, the Company had no deposits in a bank beyond insured limits.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


2.   Significant Accounting Policies (continued)

     (l)  Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at December 31, 2001, cash equivalents consist of commercial papers and redeemable term deposits.

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

     (p)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of options to acquire 2,969,500 common shares and warrants to acquire 2,200,000 common shares that are outstanding at December 31, 2001 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


2.   Significant Accounting Policies (continued)

     (q)  New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The SFAS 141 applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

          In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


3.   Restricted Funds

                                                                     2001            2000
                                                                 ----------      ----------
     Term deposits held as collateral against bank loans         $3,139,955      $1,736,328
     Cash for use in acquisition of fixed assets                          -         511,285
                                                                 ----------      ----------
     Restricted funds                                             3,139,955       2,247,613
     Cash and cash equivalents                                    6,306,129       4,092,702
                                                                 ----------      ----------
     Cash and short term securities                              $9,446,084      $6,340,315
                                                                 ==========      ==========


4.   Accounts Receivable

                                                                     2001            2000
                                                                 ----------      ----------

        Trade receivable                                         $1,225,455      $  996,100
        Allowance for doubtful accounts                             (97,982)        (40,663)
                                                                 ----------      ----------
                                                                  1,127,473         955,437
        Other receivable                                            182,213         211,439
                                                                 ----------      ----------
                                                                 $1,309,686      $1,166,876
                                                                 ==========      ==========


5.   Inventories

                                                                     2001            2000
                                                                 ----------      ----------

        Raw materials                                              $173,687        $ 72,033
        Finished goods                                              179,871         391,469
        Work in progress                                            742,302          10,539
                                                                 ----------      ----------
                                                                 $1,095,860        $474,041
                                                                ----------      ----------

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


6.   Fixed Assets

                                                                   2001
                                             --------------------------------------------------
                                                                Accumulated        Net book
                                                  Cost         depreciation         value
                                             --------------- ------------------ ---------------

        Motor vehicles                             $100,329            $31,657         $68,672
        Office equipment and furniture              267,104             85,935         181,169
        Leasehold improvements                      990,940            221,652         769,288
        Production and lab equipment              2,020,137            504,657       1,515,480
                                             --------------- ------------------ ---------------
                                                 $3,378,510           $843,901      $2,534,609
                                             =============== ================== ===============

                                                                   2000
                                             --------------------------------------------------
                                                                Accumulated        Net book
                                                  Cost         depreciation         value
                                             --------------- ------------------ ---------------

        Motor vehicles                            $ 100,309           $ 15,752        $ 84,557
        Office equipment and furniture              202,242             57,746         144,496
        Leasehold improvements                      952,364            119,234         833,130
        Production and lab equipment              1,598,360            330,194       1,268,166
                                             --------------- ------------------ ---------------
                                                 $2,853,275           $522,926      $2,330,349
                                             =============== ================== ===============


For the year ended December 31, 2001, depreciation expenses totalled $344,614 (2000 - $269,125). The majority of fixed assets are located in China.

7.   Investment in Hepatitis B Vaccine Project - Related Party


                                                                      2001             2000
                                                              ---------------- ----------------
        Hepatitis B Vaccine Project                                $4,000,000        $4,000,000

        Less:  Valuation allowance                                   (210,000)                -
                                                              ---------------- ----------------
                                                                   $3,790,000        $4,000,000
                                                              ================ ================

Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


7.   Investment in Hepatitis B Vaccine Project - Related Party (continued)

     (b) Pursuant to an amended agreement dated June 5, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a senior officer and director of the Company and one of the shareholders of Alphatech, demands to repurchase the project from the Company. The repurchase price will be $4.0 million payable as follows:

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
                                                         ========      ========

During the year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by a senior officer and a director of the Company. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen and its principals agreed to refund the $400,000 before September 30, 2001. The $400,000 was repaid subsequent to December 31, 2001.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


9.   Bank Loans


                                                                          2001             2000
                                                                      -----------     ------------
        RMB 3,000,000, bearing interest at 5.85% per annum and
        due on July 31, 2001                                          $         -     $   362,354

        RMB 2,000,000, bearing interest at 5.85% per annum and
        due on August 15, 2001                                                  -         241,570

        RMB 7,800,000, bearing interest at 5.265% per annum and
        due on January 31, 2002.  (Renewed subsequent to year             942,312         942,120
        end.)  The loan is secured by the term deposit.

        RMB 4,000,000, bearing interest at 5.265% per annum and
        due on August 20, 2002.  The loan is secured by the term          483,238         483,138
        deposit.

        RMB 1,400,000 bearing interest at 5.265% per annum and
        due on July 26, 2002.  The loan is secured by the term            169,133         169,098
        deposit.

        RMB 2,300,000 bearing interest at 5.265% per annum and
        due on January 18, 2002. (Repaid subsequent to year end.)                               -
        The loan is secured by the term deposit.                          277,862

        RMB 3,150,000 bearing interest at 5.265% per annum and
        due on April 4, 2002.  The loan is secured by the term            380,550               -
        deposit.

        RMB 3,700,000 bearing interest at 5.265% per annum and
        due on June 19, 2002.  The loan is secured by the term            446,995               -
        deposit.

        RMB 1,555,000 bearing interest at 5.022% per annum and
        due on January 31, 2002. (Renewed subsequent to year
        end.)   The loan is secured by the term deposit.                  187,255               -
                                                                      -----------     ------------
        Total                                                         $ 2,887,345     $  2,198,280
                                                                      ===========     ============


The weighted average interest rate was 5.249% and 5.79% for the years ended December 31, 2001 and 2000.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


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

          Allwin is not subject to income taxes.

          As at December 31, 2001, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $5,440,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2001 and 2000. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) is as follows:

                                                     2001             2000
                                                ------------     -----------

               Tax losses carried forward       $  1,850,000     $   776,560
               Stock-based compensation               17,700          70,000
               Less: valuation allowance          (1,867,700)       (846,560)
                                                ------------     -----------
                                                $          -     $         -
                                                ============     ===========

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

                                                     2001             2000
                                                    ------           ------
               Federal statutory income tax rate      34%              34%
               Change in valuation allowance         (34%)            (34%)
                                                    ------           ------
               Effective income tax rate               -                -

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975 and $205,375, for the years ended December 31, 2001 and 2000, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the year ended December 31, 2001, there were options granted entitling the option holders to acquire 20,000 shares at a price of $1.80 expiring November 30, 2001, 125,000 shares at a price of $1.80 per share expiring May 31, 2006 and 50,000share at a price of $1.75 per share expiring December 18, 2006.

          The following is a summary of the employee stock option information for the period ended December 31, 2001:


                                                                              Weighted Average
                                                                  Shares       Exercise Price
                                                            --------------- -------------------
               Options outstanding at December 31, 1999          1,520,000          $  0.58
               Granted                                           1,737,500          $  3.31
               Forfeited                                          (107,500)         $  7.00
               Exercised                                          (107,000)         $  0.50
                                                            --------------- -------------------
               Options outstanding at December 31, 2000                             $  1.89
               Granted                                             195,000          $  1.79
               Forfeited                                          (137,500)         $  2.93
               Exercised                                          (131,000)         $  0.50
                                                            --------------- -------------------
               Options outstanding at December 31, 2001          2,969,500          $  1.92
                                                            =============== ===================


                 Options Outstanding                        Options Exercisable
------------------------------------------------------- ------------------------
                              Weighted
                               Average      Weighted                    Weighted
   Range of                   Remaining     Average                      Average
   Exercise       Number     Contractual    Exercise        Number      Exercise
    Prices     Outstanding      Life         Price       Exercisable      Price
------------------------------------------------------- ------------------------
  $0.01 - $1.00   1,257,000      2.29        $  0.50       1,243,000     $  0.50
  $1.01 - $2.00     175,000      4.57        $  1.79         175,000     $  1.79
  $2.01 - $3.00      60,000      2.86        $  2.50          60,000     $  2.50
  $3.01 - $4.00   1,477,500      3.85        $  3.13       1,477,500     $  3.13
                  ---------      ----        -------       ---------     -------
                  2,969,500      3.21        $  1.92       2,955,500     $  1.93
                  =========      ====        =======       =========     =======

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


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

                                                     2001           2000
                                                  -----------    -----------
          Net (loss) for the year:
          - as reported                           $(3,735,305)   $(2,745,794)
          - pro-forma                             $(3,735,889)    (2,746,378)
                                                  -----------    -----------
          Basic and diluted (loss) per share:
          - as reported                            $(0.21)         $(0.17)
          - pro-forma                              $(0.21)         $(0.17)
                                                  -----------    -----------

     (b)  Warrants

          Share purchase warrants outstanding as at December 31, 2001:

            Number       Underlying   Exercise Price
          of Warrants      Shares       Per Share        Expiry Date
          -----------    ----------   --------------     -----------

            400,000         400,000       $3.00          November 24, 2002
          3,500,000       1,750,000       $2.00          September 13, 2003
             50,000          50,000       $1.70          November 15, 2004

12.  Related Party Transactions

     (a)  The Company  incurred the  following  expenses to two directors of the
          Company:

                                            2001         2000
                                          --------     --------
               Management fees            $336,000     $ 72,000
                                          ========     ========

     (b)  see Notes 7, 8 and 15.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


13.  Commitment

     The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,000) per annum until June 11, 2009, and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$126,000 to US$145,000) per annum until March
     31, 2007. Minimum payments required under the agreements are as follows:


        2002                               $430,913
        2003                                452,351
        2004                                467,062
        2005                                468,143
        2006                                471,384
        2007 - 2009                         833,671
        -------------------------------------------
        Total                          US$3,123,524
        -------------------------------------------

14.  Comparative Figures

     Certain 2000 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2001.

15.  Subsequent Events

     Subsequent to December 31, 2001, the Company

     a) entered into a Project Development Agreement with the President and Chief Executive Officer of the Company (the "President") to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

          i. US$500,000 to be provided at the commencement of the research in the G-CSF Project;

          ii. US$500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; and

          iii. US$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA"); and

          iv. US$200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA.

          v. US$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2004.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)


     The Company will make payment for the development of Insulin as follows:

          i. US$750,000 to be provided by at the commencement of the research in the Insulin Project;

          ii. US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project;

          iii. US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; and

          iv. US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA.

          v. US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2004.

     For both the G-CSF and Insulin Projects:

          i. If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project;

          ii. if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or if development of the Project is terminated by the President, then the President will refund to the Company all amounts paid, without interest or deduction, with respect to the Project with in six months.

     b) entered into a Patent Development Agreement with the President and a company controlled by the President entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent is payment of US$500,000 and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005, at no additional cost other than the reasonable legal costs of obtaining the patent.

     c)   acquired  the  balance  of  the  outstanding   shares  of  Huaxin  for
          $1,400,000.