Form 10-K/A
period 2001-12-31
DRAGON PHARMACEUTICALS INC
filed 2002-04-17
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                FORM 10-K/A No. 1
                            Filed on April 17, 2002

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Fiscal Year Ended December 31, 2001      Commission File Number 0-27937



                           DRAGON PHARMACEUTICAL INC.
             (Exact name of Registrant as specified in its charter)


             Florida                                     65-0142474
   (State of other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                   Identification Number)



                        1055 Hastings Street, Suite 1900
                       Vancouver, British Columbia V6E 2E9
                    (Address of Principal Executive Offices)

                                 (604) 669-8817
               (Registrant's telephone number including area code)


Securities registered under Section 12(b)of the Exchange Act:  None

Securities registered under Section 12(g)of the Exchange Act:  Common Stock, par value $0.001

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       ---      ---

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

      The following is a condensed summary of actual quarterly results of operations for 2000 and 2001.

                                                            2000

                                       First        Second         Third          Fourth
                                    -----------   -----------   -----------   -------------
Revenues                            $  661,785    $  797,127    $  739,062    $    977,587
Gross profit                           562,920       629,591       553,543         527,027
Loss before minority interest         (223,869)     (184,540)     (425,053)     (2,328,847)
Net loss                              (234,780)     (168,997)     (362,975)     (1,979,042)
Loss per share                      $    (0.02)   $    (0.01)   $    (0.03)   $      (0.11)




                                                            2001
                                       First        Second         Third          Fourth
                                    -----------   -----------   -----------   -------------
Revenues                            $  664,414    $  602,341    $  787,682    $  1,019,448
Gross profit                           517,494       446,614       673,745         852,154
Loss before minority interest         (959,743)   (1,038,665)     (762,706)     (1,214,794)
Net loss                              (856,183)     (972,713)     (737,782)     (1,168,627)
Loss per share                      $    (0.05)   $    (0.06)   $    (0.04)   $      (0.07)


         See pages F-1 to F-22 for our financial statements.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2002                               Dragon Pharmaceutical Inc.
                                                     a Florida Corporation


                                                     /s/  Longbin Liu
                                                     Longbin Liu, President

                           DRAGON PHARMACEUTICALS INC.
                           & SUBSIDIARIES

                           Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                           December 31, 2001 and 2000




                           Index

                           Report of Independent Accountants

                           Consolidated Balance Sheets

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Operations

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

MOORE STEPHENS ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca
Website: www.ellisfoster.com

--------------------------------------------------------------------------------



REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

DRAGON PHARMACEUTICALS INC.
& SUBSIDIARIES

We have audited the consolidated balance sheets of Dragon Pharmaceuticals Inc. & Subsidiaries ("the Company") as at December 31, 2001 and 2000 and the related consolidated statement of stockholders' equity for the years ended December 31, 2001 and 2000, and the consolidated statements of operations and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles in the United States.




Vancouver, Canada                    "MOORE STEPHENS ELLIS FOSTER LTD."
February 28, 2002                           Chartered Accountants

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------
                                                                 2001               2000
--------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and short term securities                            $  9,446,084      $   6,340,315
  Accounts receivable                                          1,309,686          1,166,876
  Inventories                                                  1,095,860            474,041
  Prepaid and deposits                                           140,340             96,934
--------------------------------------------------------------------------------------------
Total current assets                                          11,991,970          8,078,166

Fixed assets                                                   2,534,609          2,330,349

Investment in Hepatitis B vaccine project - related party      3,790,000          4,000,000

Refundable investment deposits - related party                   372,000            372,000

Licence and permit                                             3,316,458          3,766,315
--------------------------------------------------------------------------------------------
Total assets                                                $ 22,005,037      $  18,546,830
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                $  2,887,345      $   2,198,280
  Accounts payable and accrued liabilities                     1,318,938          1,435,820
  Management fees payable - related parties                      234,000                  -
--------------------------------------------------------------------------------------------
Total current liabilities                                      4,440,283          3,634,100
--------------------------------------------------------------------------------------------
Minority interests                                               688,539            929,265
--------------------------------------------------------------------------------------------

Commitments (Note 13)

Stockholders' equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,331,000 common shares
    (December 31, 2000 - 16,700,000)                              20,331             16,700

Additional paid in capital                                    26,624,741         20,000,897

Accumulated other comprehensive (loss)                           (25,008)           (25,588)

Accumulated deficit                                           (9,743,849)        (6,008,544)
--------------------------------------------------------------------------------------------
Total stockholders' equity                                    16,876,215         13,983,465
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $ 22,005,037      $  18,546,830
============================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                                                                         Page 1 of 2
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                             Compre-                     other             Total
                           Common stock       Additional     hensive                     compre-           Stock-
                    ----------------------     paid-in       income          Deficit     hensive           holders'
                       Shares      Amount      capital       (loss)        accumulated   income            equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 1999   10,735,000   $ 10,735    $15,690,734   $              $(3,262,750)   $  50,049     $ 12,488,768

Issued 4,258,000
common shares
previously
allotted             4,258,000     4,258          (4,258)                           -            -                -

Additional share
issuance costs to
4,258,000 common
shares issued                          -          (5,247)                           -            -           (5,247)

Exercise stock
options for cash       107,000       107          53,393                            -            -           53,500

Exercise warrants
for cash             1,600,000     1,600       2,498,400                            -            -        2,500,000

Allotted 250,000
common shares
at $6.25 per
share                        -         -       1,562,500                            -            -        1,562,500

Stock option
compensation                 -         -         205,375                            -            -          205,375

Other
comprehensive
income
 - foreign
   currency
   translation               -         -               -       (75,637)             -      (75,637)         (75,637)

Comprehensive
income - net
 (loss) for
  the year                   -         -               -    (2,745,794)    (2,745,794)           -       (2,745,794)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive
income (loss)                                              $(2,821,431)
                                                           ============

Balance,
December 31, 2000   16,700,000   $16,700     $20,000,897                  $(6,008,544)   $ (25,588)    $ 13,983,465
========================================================                  ==========================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2001 and 2000
(Expressed in U.S. Dollars)

                                                                                                                         Page 2 of 2
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                             Compre-                     other             Total
                           Common stock       Additional     hensive                     compre-           Stock-
                    ----------------------     paid-in       income          Deficit     hensive           holders'
                       Shares      Amount      capital       (loss)        accumulated   income            equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
December 31, 2000   16,700,000   $ 16,700    $20,000,897   $         -    $(6,008,544)   $ (25,588)    $ 13,983,465

Exercise of stock
 options for cash      131,000        131         65,369             -              -            -           65,500

Issuance of
common stock
pursuant to a
private placement
at $2.00 per
share, net of
share issuance
costs of
$490,000 in
September            3,500,000      3,500      6,506,500             -              -            -        6,510,000

Other
comprehensive
income
  - foreign
    currency
    translation              -          -              -           580              -          580              580

Comprehensive
(loss) - net
(loss) for the
year                         -          -              -    (3,735,305)    (3,735,305)           -       (3,735,305)

Stock option
compensation                 -          -         51,975             -              -            -           51,975
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive
(loss)                                                     $(3,734,725)
                                                           ============
Balance,
December 31, 2001   20,331,000   $ 20,331    $26,624,741                  $(9,743,849)   $ (25,008)    $ 16,876,215
========================================================                  ==========================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------
                                                      2001            2000           1999
-----------------------------------------------------------------------------------------------
Sales                                            $  3,073,885    $  3,175,561    $   989,539

Cost of sales                                         583,878         902,480        204,473
-----------------------------------------------------------------------------------------------
Gross profit                                        2,490,007       2,273,081        785,066

Selling, general and
  administrative expenses                          (5,328,110)     (3,946,975)    (1,239,292)

Depreciation of fixed assets and
  amortization of licence and permit                 (597,042)       (515,106)      (203,394)

Net write off of land-use right and fixed assets       (1,012)       (257,344)             -

Research expenses                                    (105,096)       (544,500)             -

New market development                               (211,194)       (279,114)             -

Provision for doubtful debts                         (267,300)        (63,630)        (5,033)

Loan interest expense                                (154,644)       (102,268)      (326,623)

Stock-based compensation                              (51,975)       (205,375)    (1,876,000)
-----------------------------------------------------------------------------------------------
Operating loss                                     (4,226,366)     (3,641,231)    (2,865,276)

Interest income                                       250,458         478,922         19,397
-----------------------------------------------------------------------------------------------
Loss before minority interest                      (3,975,908)     (3,162,309)    (2,845,879)

Minority interest                                     240,603         416,515         54,846
-----------------------------------------------------------------------------------------------
Net (loss) for the year                         $  (3,735,305)   $ (2,745,794)   $(2,791,033)
===============================================================================================
(Loss) per share
   Basic and diluted                            $       (0.21)   $      (0.17)   $     (0.27)
===============================================================================================
Weighted average number of
  common shares outstanding
  Basic and diluted                                17,810,411      15,794,871     10,177,452
===============================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31
(Expressed in U.S. Dollars)

------------------------------------------------------------------------------------------------------------
                                                                2001             2000             1999
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities
   Net (loss) for the year                                $ (3,735,305)     $ (2,745,794)    $ (2,791,033)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - loan bonuses                                                  -                 -          283,365
     - stock-based compensation expense                         51,975           205,375        1,876,000
     - depreciation of fixed assets and
          amortization of licence and permit                   597,042           669,031          263,101
     - minority interests                                     (240,603)         (416,515)         (54,846)
     - loss on disposal of fixed assets                              -                 -           12,279
     - net write off of land-use right and fixed assets          1,012           257,344                -
     - provision for doubtful debts                            267,300            63,630            5,033
  Changes in non-cash working capital items:
     - accounts receivable                                    (200,110)         (561,763)        (662,999)
     - inventories                                            (621,819)          183,925         (385,436)
     - prepaid expenses and deposits                           (43,406)          362,006         (266,169)
     - accounts payable and accrued liabilities               (116,882)           98,112          902,328
     - management fees payable - related parties               234,000                 -                -
------------------------------------------------------------------------------------------------------------
                                                            (3,806,796)       (1,884,649)        (818,377)
------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Purchase of fixed assets                                    (352,069)         (900,231)        (339,504)
  Increase in restricted funds                                (892,342)       (2,247,613)               -
  Additional cost of licence                                         -          (250,000)               -
  Acquisition of Huaxin, net of cash acquired                        -                 -       (2,931,818)
  Investment in Hepatitis B vaccine project                          -        (4,000,000)               -
  Refundable investment deposits                                     -          (400,000)               -
------------------------------------------------------------------------------------------------------------
                                                            (1,244,411)       (7,797,844)      (3,271,322)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Loan proceeds                                                689,065         1,594,453          613,497
  Proceeds from issuance of shares,
     net of issuance costs                                   6,575,500         2,553,500        1,389,212
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                           -         8,611,603        1,325,000
  Funds contributed by minority shareholders                         -           403,380                -
------------------------------------------------------------------------------------------------------------
                                                             7,264,565        13,162,936        3,327,709
------------------------------------------------------------------------------------------------------------
Foreign exchange (gain) loss on cash
  held in foreign currency                                          69            (5,003)          (1,103)
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
  and cash equivalents                                       2,213,427         3,475,440         (763,093)

Cash and cash equivalents, beginning of year                 4,092,702           617,262        1,380,355
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                    $  6,306,129      $  4,092,702     $    617,262
============================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
1. Nature of Business

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

              Motor vehicle                     10 years
              Lab equipment                      8 years
              Office equipment and furniture     5 years
              Production equipment              10 years
              Leasehold improvements            Term of lease (10 years)

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company during the years ended December 31, 2001, 2000 and 1999.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

          In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3. Restricted Funds

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

   Term deposits held as
     collateral against bank loans               $3,139,955      $1,736,328
   Cash for use in acquisition
     of fixed assets                                      -         511,285
   ---------------------------------------------------------------------------

   Restricted funds                               3,139,955       2,247,613
   Cash and cash equivalents                      6,306,129       4,092,702
   ---------------------------------------------------------------------------

   Cash and short term securities                $9,446,084      $6,340,315
   ===========================================================================

4. Accounts Receivable

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

   Trade receivable                              $1,225,455        $996,100

   Allowance for doubtful accounts                  (97,982)        (40,663)
   ---------------------------------------------------------------------------

                                                  1,127,473         955,437

   Other receivable                                 182,213         211,439
   ---------------------------------------------------------------------------

                                                 $1,309,686      $1,166,876
   ===========================================================================

5. Inventories

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

   Raw materials                                 $  173,687      $   72,033

   Finished goods                                   179,871         391,469

   Work in progress                                 742,302          10,539
   ---------------------------------------------------------------------------

                                                 $1,095,860      $  474,041
   ===========================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

6. Fixed Assets

   ---------------------------------------------------------------------------
                                                    2001
                                    ------------------------------------------
                                                  Accumulated    Net book
                                        Cost      depreciation     value
   ---------------------------------------------------------------------------
   Motor vehicles                   $  100,329    $  31,657     $    68,672
   Office equipment and furniture      267,104       85,935         181,169
   Leasehold improvements              990,940      221,652         769,288
   Production and lab equipment      2,020,137      504,657       1,515,480
   ---------------------------------------------------------------------------

                                    $3,378,510    $ 843,901     $ 2,534,609
   ===========================================================================

   ---------------------------------------------------------------------------
                                                    2000
                                    ------------------------------------------
                                                  Accumulated    Net book
                                        Cost      depreciation     value
   ---------------------------------------------------------------------------

   Motor vehicles                   $  100,309     $ 15,752      $   84,557
   Office equipment and furniture      202,242       57,746         144,496
   Leasehold improvements              952,364      119,234         833,130
   Production and lab equipment      1,598,360      330,194       1,268,166
   ---------------------------------------------------------------------------
                                    $2,853,275     $522,926      $2,330,349
   ===========================================================================

   Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $344,614, $269,125 and 130,835, respectively. The majority of fixed assets are located in China.

7. Investment in Hepatitis B Vaccine Project - Related Party

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

       Hepatitis B Vaccine Project              $4,000,000       $4,000,000

       Less:  Valuation allowance                 (210,000)               -
   ---------------------------------------------------------------------------
                                                $3,790,000       $4,000,000
   ===========================================================================

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

8. Refundable Investment deposits - Related Party

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

   Guanzhou Recomgen Biotech Co. Ltd.
   - Tissue Plasminogen Activator
     ("TPA") Project                              $400,000       $400,000

   Less:  Valuation allowance                      (28,000)       (28,000)
   ---------------------------------------------------------------------------

                                                  $372,000       $372,000
   ===========================================================================

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

9. Bank Loans

   ---------------------------------------------------------------------------
                                                    2001            2000
   ---------------------------------------------------------------------------

   RMB 3,000,000, bearing interest at 5.85%
   per annum and due on July 31, 2001         $                $   362,354

   RMB 2,000,000, bearing interest at 5.85%
   per annum and due on August 15, 2001                -           241,570

   RMB 7,800,000, bearing interest at 5.265%
   per annum and due on January 31, 2002.
  (Renewed subsequent to year end.)  The loan
   is secured by the term deposit.               942,312           942,120


   RMB 4,000,000, bearing interest at 5.265%
   per annum and due on August 20, 2002.
   The loan is secured by the term deposit.      483,238           483,138

   RMB 1,400,000 bearing interest at 5.265%
   per annum and due on July 26, 2002.  The
   loan is secured by the term deposit.          169,133           169,098

   RMB 2,300,000 bearing interest at 5.265%
   per annum and due on January 18, 2002.
   (Repaid subsequent to year end.) The loan
   is secured by the term deposit.               277,862                 -

   RMB 3,150,000 bearing interest at 5.265%
   per annum and due on April 4, 2002.
   The loan is secured by the term deposit.      380,550                 -

   RMB 3,700,000 bearing interest at 5.265%
   per annum and due on June 19, 2002.
   The loan is secured by the term deposit.      446,995                 -

   RMB 1,555,000 bearing interest at 5.022%
   per annum and due on January 31, 2002.
   (Renewed subsequent to year end.)  The
   loan is secured by the term deposit.          187,255                 -
   ---------------------------------------------------------------------------

       Total                                  $2,887,345        $2,198,280
   ===========================================================================

   The weighted average interest rate was 5.249%, 5.79% and 5.85% for the years ended December 31, 2001, 2000 and 1999, respectively.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

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

          Allwin is not subject to income taxes.

          As at December 31, 2001, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $5,440,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the years ended December 31, 2001, 2000 and 1999. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

(b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

     ---------------------------------------------------------------------------
                                         2001            2000            2002
     ---------------------------------------------------------------------------

     Tax losses carried forward       1,850,000     $   776,560     $   361,000
     Stock-based compensation            17,700          70,000         638,000
     Less: valuation allowance       (1,867,700)       (846,560)       (999,000)
     ---------------------------------------------------------------------------
                                   $         -     $         -     $         -
     ===========================================================================

     A reconciliation of the federal statutory income tax to the Company's effective income tax rate is as follows:

     ---------------------------------------------------------------------------
                                         2001            2000            2002
     ---------------------------------------------------------------------------

     Federal statutory income tax rate    34%             34%             34%
     Change in valuation allowance       (34%)           (34%)           (34%)
     ---------------------------------------------------------------------------
     Effective income tax rate             -               -               -
     ===========================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

11. Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975, $205,375 and $1,816,000, for the years ended December 31, 2001, 2000 and 1999, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the year ended December 31, 2001, there were options granted entitling the option holders to acquire 20,000 shares at a price of $1.80 expiring November 30, 2001, 125,000 shares at a price of $1.80 per share expiring May 31, 2006 and 50,000 shares at a price of $1.75 per share expiring December 18, 2006.

          The following is a summary of the employee stock option information for the period ended December 31, 2001:

     ---------------------------------------------------------------------------
                                                                Weighted Average
                                                    Shares       Exercise Price
     ---------------------------------------------------------------------------

     Options outstanding at December 31, 1999      1,520,000        $   0.58
     Granted                                       1,737,500        $   3.31
     Forfeited                                      (107,500)       $   7.00
     Exercised                                      (107,000)       $   0.50
     ---------------------------------------------------------------------------

     Options outstanding at December 31, 2000      3,043,000        $   1.89
     Granted                                         195,000        $   1.79
     Forfeited                                      (137,500)       $   2.93
     Exercised                                      (131,000)       $   0.50
     ---------------------------------------------------------------------------

     Options outstanding at December 31, 2001      2,969,500        $   1.92
     ===========================================================================



                     Options Outstanding                         Options Exercisable
     ----------------------------------------------------------------------------------
                                     Weighted
                                      Average     Weighted                    Weighted
        Range of                     Remaining     Average                     Average
        Exercise         Number     Contractual   Exercise          Number    Exercise
         Prices       Outstanding       Life        Price        Exercisable   Price
     -----------------------------------------------------    -------------------------
     $0.01 - $1.00     1,257,000       2.29       $  0.50        1,243,000     $  0.50
     $1.01 - $2.00       175,000       4.57       $  1.79          175,000     $  1.79
     $2.01 - $3.00        60,000       2.86       $  2.50           60,000     $  2.50
     $3.01 - $4.00     1,477,500       3.85       $  3.13        1,477,500     $  3.13
                       ----------   --------      --------    -------------   ---------
                       2,969,500       3.21       $  1.92        2,955,500     $  1.93
                       ==========   ========      ========    =============   =========

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

11. Stock Options and Warrants (continued)

     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 89%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

     ---------------------------------------------------------------------------
                                      2001             2000             1999
     ---------------------------------------------------------------------------
      Net (loss) for the year:
        - as reported             $(3,735,305)     $(2,745,794)     $(2,791,033)
        - pro-forma               $(3,735,889)      (2,746,378)      (2,791,033)
     ---------------------------------------------------------------------------
      Basic and diluted (loss)
      per share:
        - as reported             $     (0.21)     $     (0.17)     $     (0.27)
        - pro-forma               $     (0.21)     $     (0.17)     $     (0.27)
     ---------------------------------------------------------------------------

     (b) Warrants

      Share purchase warrants outstanding as at December 31, 2001:

             Number      Underlying    Exercise Price
          of Warrants      Shares         Per Share        Expiry Date
          -----------    -----------   --------------   ------------------
            400,000        400,000          $3.00       November 24, 2002
          3,500,000      1,750,000          $2.00       September 13, 2003
             50,000         50,000          $1.70       November 15, 2004


       F20
DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

12. Related Party Transactions

     (a)  The Company  incurred the  following  expenses to two directors of the
          Company:

          ----------------------------------------------------------------------
                                      2001         2000        1999
          ----------------------------------------------------------------------

            Management fees        $ 336,000    $  72,000  $  96,000
          ======================================================================

     b) see Notes 7,8 and 15.

13. Commitments

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

                         2002              $  430,913
                         2003                 452,351
                         2004                 467,062
                         2005                 468,143
                         2006                 471,384
                         2007 - 2009          833,671
                        -------------------------------
                         Total          US $3,123,524
                        -------------------------------

14. Comparative Figures

     Certain 2000 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2001.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

15. Subsequent Events

     Subsequent to December 31, 2001, the Company

     (a) entered into a Project Development Agreement with the President and Chief Executive Officer of the Company (the "President") to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

          (i) US$500,000 to be provided at the commencement of the research in the G-CSF Project;

          (ii) US$500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; and

          (iii)US$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA"); and

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

          (iii)US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; and

          (iv) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA.

          (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2004.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2001 and 2000
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

15. Subsequent Events (continued)

          For both the G-CSF and Insulin Projects:

          (i) If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project;

          (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or If development of the Project is terminated by the President, then the President will refund to the Company all amounts paid, without interest or deduction, with respect to the Project with in six months

     (b) entered into a Patent Development Agreement with the President and a company controlled by the President entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent Is payment of US$500,000 and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005 at no additional cost other than the reasonable legal costs of obtaining the patent.

     (c)  acquired  the  balance  of  the  outstanding   shares  of  Huaxin  for
          $1,400,000.