Form 10-Q
period 2002-03-31
DRAGON PHARMACEUTICALS INC
filed 2002-05-15
CIK 1075206

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

        Commission file number   0-27937


                              DRAGON PHARMACEUTICAL INC.
        (Exact name of small business issuer as specified in its charter)


               Florida                                 65-0142474
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


                        1055 West Hastings Street, Suite 1900
                            Vancouver, British Columbia
                                  Canada V6E 2E9
                      (Address of principal executive offices)

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

Number of shares of common stock outstanding as of March 31, 2002:  20,331,000

Part 1.  Financial Information

Item 1.  Financial Statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


------------------------------------------------------------------------------------------------------------------------------------
                                                                March 31, 2002                  December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities                                $    5,791,160                  $     9,446,084
  Accounts receivable                                                1,813,412                        1,309,686
  Inventories                                                        1,110,936                        1,095,860
  Prepaid and deposits                                                 270,431                          140,340
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                 8,985,939                       11,991,970

Fixed assets                                                         2,534,096                        2,534,609

Investment in Hepatitis B vaccine project - related party            3,790,000                        3,790,000

Refundable investment deposits - related party                               -                          372,000

Patent rights - related party                                          500,000                                -

Licence and permit                                                   3,889,721                        3,316,458
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                    $   19,699,756                  $    22,005,037
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                    $    2,609,168                  $     2,887,345
  Accounts payable and accrued liabilities                           1,130,522                        1,318,938
  Management fees payable - related parties                             25,833                          234,000
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                            3,765,523                        4,440,283
----------------------------------------------------------------------------------------------------------------------------------
Minority interests                                                           -                          688,539
----------------------------------------------------------------------------------------------------------------------------------

Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,331,000 common shares
    (December 31, 2000 - 16,700,000)                                   20,331                           20,331

Additional paid in capital                                         26,624,741                       26,624,741

Accumulated other comprehensive (loss)                                (29,112)                         (25,008)

Accumulated deficit                                               (10,681,727)                      (9,743,849)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                         15,934,233                       16,876,215
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $  19,699,756                   $   22,005,037
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                                                                         Accumulated
                                                                                 Compre-                     other           Total
                                           Common stock            Additional    Hensive                     compre-         Stock-
                                    --------------------------      paid-in      Income       Deficit       hensive         holders'
                                       Shares     Amount            capital      (loss)   accumulated        income          equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000        16,700,000  $ 16,700   $20,000,897             -     $  (6,008,544)   $   (25,588)    $ 13,983,465

Exercise of stock options for
cash                                 131,000       131        65,369             -                 -              -           65,500

Issuance of common stock pursuant
to a private placement at $2.00
per share, net of share issuance
costs of $490,000 in September     3,500,000     3,500     6,506,500             -                 -              -        6,510,000

Other comprehensive income
 - foreign currency translation            -         -             -           580                 -            580             580

Comprehensive (loss)
 - net (loss) for the year                 -         -             -    (3,735,305)       (3,735,305)             -       3,735,305)

Stock option compensation                  -         -        51,975             -                 -              -          51,975
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                   $(3,734,725)
                                                                       ==============

Balance, December 31, 2001       20,331,000    $20,331   $26,624,741                    $( 9,743,849)     $ (25,008)    $ 16,876,215
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                                                                                                            Accumulated
                                                                                 Compre-                      other          Total
                                  Common stock                   Additional      hensive                      compre-        Stock-
                              --------------------------          paid-in         income       Deficit        hensive       holders'
                                Shares       Amount               capital          (loss)    accumulated      income         equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001   20,331,000    $   20,331       $   26,624,741            -     $ (9,743,849)    $(25,008)   $16,876,215

Other comprehensive income
 - foreign currency
   translation                        -                -                  -       (4,104)              -       (4,104)       (4,104)

Comprehensive (loss)
 - net (loss) for the year            -                -                  -     (937,878)       (937,878)           -      (937,878)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           $(941,982)
                                                                              =============

Balance, March 31, 2002      20,331,000    $  20,331        $   26,624,741                  $(10,681,727)    $(29,112) $(15,934,233)
==============================================================================              ========================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                                                           2002                         2001
------------------------------------------------------------------------------------------------------------------------------
Sales                                           $        1,372,808        $           664,414

Cost of sales                                              190,524                    146,920
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                             1,182,284                    517,494

Selling, general and
  administrative expenses                               (1,096,460)                (1,125,808)

Depreciation of fixed assets and
  amortization of licence and permit                      (181,658)                  (153,814)

Net write off of land-use right and fixed assets            (1,225)                         -

Research and development expenses                         (755,572)                   (40,200)

New market development                                     (52,588)                   (99,880)

Provision for doubtful debts                               (25,856)                   (36,826)

Loan interest expense                                      (40,410)                   (33,993)

Stock-based compensation                                         -                    (51,975)
------------------------------------------------------------------------------------------------------------------------------

Operating loss                                            (971,485)                (1,025,002)

Interest income                                             33,607                     65,259
------------------------------------------------------------------------------------------------------------------------------

Loss before minority interest                             (937,878)                  (959,743)

Minority interest                                                -                    103,560
------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                        $        (937,878)        $         (856,183)
==============================================================================================================================

(Loss) per share
      Basic and diluted                          $           (0.05)        $            (0.05)
==============================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                 20,331,000                 16,701,233
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                              2002                     2001
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                          $       (937,878)        $      (856,183)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                            -                  51,975
     - depreciation of fixed assets and amortization of
          licence and permit                                 181,658                 197,323
     - minority interests                                          -                (103,560)
     - net write off of land-use right and fixed assets        1,225                       -
     - provision for doubtful debts                           25,856                  36,826
  Changes in non-cash working capital items:
     - accounts receivable                                  (557,582)                101,974
     - inventories                                           (15,076)               (148,974)
     - prepaid expenses and deposits                        (130,091)                (19,465)
     - accounts payable and accrued liabilities             (188,416)                (76,005)
     - management fees payable - related parties            (208,167)                      -
-----------------------------------------------------------------------------------------------------------------------------

                                                          (1,828,471)               (816,089)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of fixed assets                                   (44,392)               (327,932)
  (Increase) decrease in restricted funds                    299,985                (192,357)
  Acquisition of Patent rights                              (500,000)                      -
  Acquisition of balance of Huaxin                        (1,400,000)                      -
  Refundable investment deposits                             400,000                       -
-----------------------------------------------------------------------------------------------------------------------------

                                                          (1,244,407)               (520,289)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Loan proceeds                                             (278,177)                277,842
  Proceeds from issuance of shares, net of issuance costs          -                   3,000
-----------------------------------------------------------------------------------------------------------------------------

                                                            (278,177)                280,842
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                    (3,884)                    506
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
  and cash equivalents                                    (3,354,939)             (1,055,030)

Cash and cash equivalents, beginning of period             6,306,129               4,092,702
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period           $       2,951,190        $      3,037,672
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
--------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

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

     Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). In January 2002, the Company acquired the balance of Huaxin for $1,400,000. Kailong is inactive and Huaxin is in the business of research and development, production and sales of pharmaceutical products in China. Allwin Biotrade Inc. ("Biotrade) was incorporated under the laws of British Virgin Islands on June 6, 2000 for the purpose of marketing and distributing biopharmaceutical products outside China. Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada") was incorporated in British Columbia, Canada on September 15, 2000 for the purpose of researching and developing new biopharmaceutical products.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

     (g) Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company during the period ended March 31, 2002 and 2001.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

          The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company routinely maintains balances in a financial institution beyond the insured amount. As of March 31, 2002, the Company had deposits of $45,000 above insured limits.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

2. Significant Accounting Policies (continued)

     (l) Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less. As at March 31, 2002, cash equivalents consist of commercial papers and redeemable term deposits.

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

     (p) Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of options to acquire 2,969,500 common shares and warrants to acquire 3,200,000 common shares that are outstanding at March 31, 2002 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

          In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

3.   Restricted Funds


         ------------------------------------------------------------------- ------------------- -------------------
                                                                                 March 31, 2002   December 31, 2001
         ------------------------------------------------------------------- ------------------- -------------------

         Term deposits held as collateral against bank loans                         $2,839,970          $3,139,955
         Cash and cash equivalents                                                    2,951,190           6,306,129
         ------------------------------------------------------------------- ------------------- -------------------

         Cash and short term securities                                              $5,791,160          $9,446,084
         =================================================================== =================== ===================


4.   Accounts Receivable

         ------------------------------------------------------------------ -------------------- -------------------
                                                                                 March 31, 2002   December 31, 2001
         ------------------------------------------------------------------ -------------------- -------------------

         Trade receivable                                                            $1,776,194           $1,225,455

         Allowance for doubtful accounts                                               (151,823)             (97,982)
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                      1,624,371            1,127,473

         Other receivable                                                               189,041              182,213
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                     $1,813,412           $1,309,686
         ================================================================== ==================== ===================


5.   Inventories

         ------------------------------------------------------------------ -------------------- -------------------
                                                                                 March 31, 2002   December 31, 2001
         ------------------------------------------------------------------ -------------------- -------------------

         Raw materials                                                                 $146,105             $173,687

         Finished goods                                                                 173,271              179,871

         Work in progress                                                               791,560              742,302
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                     $1,110,936           $1,095,860
         ================================================================== ==================== ===================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

6.   Fixed Assets

         -------------------------------------------- --------------------------------------------------------------
                                                                             March 31, 2002
                                                      --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                   $100,317                $35,674             $64,643
         Office equipment and furniture                    335,348                101,616             233,732
         Leasehold improvements                            998,404                248,691             749,713
         Production and lab equipment                    2,039,274                553,266           1,486,008
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                        $3,473,343               $939,247          $2,534,096
         ============================================ =================== ====================== ===================


         -------------------------------------------- --------------------------------------------------------------
                                                                            December 31, 2001
                                                      --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                   $100,329                $31,657             $68,672
         Office equipment and furniture                    267,104                 85,935             181,169
         Leasehold improvements                            990,940                221,652             769,288
         Production and lab equipment                    2,020,137                504,657           1,515,480
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                        $3,378,510               $843,901          $2,534,609
         ============================================ =================== ====================== ===================

          For the three months ended March 31, 2002, depreciation expenses totalled $95,675 (2001 - $84,755). The majority of fixed assets are located in China.


7.   Investment in Hepatitis B Vaccine Project - Related Party

         ----------------------------------------------------------------- -------------------- --------------------
                                                                                March 31, 2002    December 31, 2001
         ----------------------------------------------------------------- -------------------- --------------------

         Hepatitis B Vaccine Project                                                $4,000,000           $4,000,000

         Less:  Valuation allowance                                                   (210,000)            (210,000)
         ----------------------------------------------------------------- -------------------- --------------------

                                                                                    $3,790,000           $3,790,000
         ================================================================= ==================== ====================

(a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

               Subsequent to March 31, 2002, the Company decided not to pursue the Project and Dr. Liu demanded to repurchase the Project on the agreed terms.


8.   Refundable Investment deposits - Related Party

         ----------------------------------------------------------------- -------------------- --------------------
                                                                                March 31, 2002    December 31, 2001
         ----------------------------------------------------------------- -------------------- --------------------

         Guanzhou Recomgen Biotech Co. Ltd.
         - Tissue Plasminogen Activator ("TPA") Project                                     -              $400,000

         Less:  Valuation allowance                                                         -               (28,000)
         ----------------------------------------------------------------- -------------------- --------------------

                                                                                            -              $372,000
         ================================================================= ==================== ====================

     During the year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by a senior officer and a director of the Company. The Company decided not to proceed with the funding and the acquisition due to financial market and economic conditions and the $400,000 was repaid in January 2002.


9. Patent Rights - Related Party

     Pursuant to an agreement dated January 14, 2002, the Company entered into a Patent Development Agreement with the President and a company controlled by the President entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent was payment of US$500,000 and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005 at no additional cost other than the reasonable legal costs of obtaining the patent.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
10.  Bank Loans

         ------------------------------------------------------------------------- --------------- ------------------
                                                                                   March 31, 2002  December 31, 2001
         ------------------------------------------------------------------------- --------------- ------------------

         RMB 7,800,000, bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                              $942,200           $942,312

         RMB 4,000,000, bearing interest at 5.265% per annum and due on August
         20, 2002.  The loan is secured by the term deposit.                              483,178            483,238

         RMB 1,400,000 bearing interest at 5.265% per annum and due on July 26,
         2002.  The loan is secured by the term deposit.                                  169,113            169,133

         RMB 2,300,000 bearing interest at 5.265% per annum and due on January
         18, 2002. The loan is secured by the term deposit.                                     -            277,862

         RMB 3,150,000 bearing interest at 5.265% per annum and due on April 4,
         2002.  The loan is secured by the term deposit.                                  380,504            380,550

         RMB 3,700,000 bearing interest at 5.265% per annum and due on June 19,
         2002.  The loan is secured by the term deposit.                                  446,941            446,995

         RMB 1,555,000 bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                               187,232            187,255
         ------------------------------------------------------------------------- --------------- ------------------

         Total                                                                         $2,609,168         $2,887,345
         ========================================================================= =============== ==================

     The weighted average interest rate was 5.265% and 5.48% for the three months ended March 31, 2002 and 2001.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11. Income Taxes

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

          Allwin is not subject to income taxes.

          As at March 31, 2002, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $6,175,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the three months ended March 31, 2002 and 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

(b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                  ----------------------------------------------------------- ------------------- -------------------
                                                                                  March 31, 2002   December 31, 2001
                  ----------------------------------------------------------- ------------------- -------------------

                  Tax losses carried forward                                          $2,100,000          $1,850,000
                  Stock-based compensation                                                     -              17,700
                  Less: valuation allowance                                           (2,100,000)         (1,867,700)
                  ----------------------------------------------------------- ------------------- -------------------

                                                                                       $       -          $         -
                  =========================================================== =================== ===================

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended March 31, 2002 and 2001, is as follows:

                  ----------------------------------------------------------- ------------------- -------------------
                                                                                       2002                2001
                  ----------------------------------------------------------- ------------------- -------------------

                  Federal statutory income tax rate                                     34%                 34%
                  Change in valuation allowance                                        (34%)               (34%)
                  ----------------------------------------------------------- ------------------- -------------------

                  Effective income tax rate                                              -                   -
                  =========================================================== =================== ===================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12. Stock Options and Warrants

     (a) Stock Options Plans

          The Company charged $51,975 to income during the three months ended March 31, 2001 due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. There were no options granted during the three months ended March 31, 2002.

          Subsequent to March 31, 2002, the Company cancelled options to purchase 187,500 shares at a price of $3.125 per share and granted options to purchase 920,000 shares at a price of $1.70 per share.

          The following is a summary of the employee stock option information for the period ended March 31, 2002:


                  ------------------------------------------------------ ------------------ ------------------------
                                                                                                Weighted Average
                                                                              Shares             Exercise Price
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at December 31, 1999                   1,520,000            $   0.58
                  Granted                                                    1,737,500            $   3.31
                  Forfeited                                                   (107,500)           $   7.00
                  Exercised                                                   (107,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at December 31, 2000                                        $   1.89
                  Granted                                                      195,000            $   1.79
                  Forfeited                                                   (137,500)           $   2.93
                  Exercised                                                   (131,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at December 31, 2001
                       and March 31, 2002
                                                                             2,969,500              $ 1.92
                  ====================================================== ================== ========================

                      Options Outstanding                                 Options Exercisable
------------------------------------------------------------------- ----------------------------------
                                     Weighted
                                      Average         Weighted                           Weighted
     Range of                        Remaining         Average                           Average
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices       Outstanding         Life             Price          Exercisable        Price
------------------------------------------------------------------- ----------------------------------
     $0.01 - $1.00     1,257,000           2.04       $   0.50          1,243,000        $   0.50

     $1.01 - $2.00       175,000           4.33       $   1.79            175,000        $   1.79

     $2.01 - $3.00        60,000           2.61       $   2.50             60,000        $   2.50

     $3.01 - $4.00     1,477,500           3.6        $   3.13          1,477,500        $   3.13
                       -------------------------     -------------      ----------      -------------
                       2,969,500           2.97        $   1.92         2,955,500        $   1.93
                       ===============     =====     =============      ==========      =============

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12. Stock Options and Warrants (continued)

          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 89%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:


                  ------------------------------------------------------------ ------------------ ------------------
                                                                                  March 31, 2002     March 31, 2001
                  ------------------------------------------------------------ ------------------ ------------------

                  Net (loss) for the period:
                  - as reported                                                       $(937,878)         $(856,183)
                  - pro-forma                                                          (937,878)          (856,767)
                  ------------------------------------------------------------ ------------------ ------------------

                  Basic and diluted (loss) per share:
                  - as reported                                                          $(0.05)            $(0.05)
                  - pro-forma                                                            $(0.05)            $(0.05)
                  ------------------------------------------------------------ ------------------ ------------------

     (b) Warrants


        Share purchase warrants outstanding as at December 31, 2001:

        Number          Underlying      Exercise Price
    of Warrants           Shares           Per Share          Expiry Date
    -----------         ----------      --------------        -----------
      400,000             400,000           $3.00            November 24, 2002
    3,500,000           1,750,000           $2.00            September 13, 2003
       50,000              50,000           $1.70            November 15, 2004
    1,000,000           1,000,000           $2.50            January 14, 2007

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

13. Related Party Transactions

(a) The Company incurred the following expenses to two directors of the Company:


                  --------------------------------------------------------------- ----------------- ----------------
                                                                                    March 31, 2002   March 31, 2001
                  --------------------------------------------------------------- ----------------- ----------------

                  Management fees                                                      $57,500          $18,000
                  =============================================================== ================= ================



     (b) Pursuant to an agreement dated January 14, 2002, the Company entered into a Project Development Agreement with the President and Chief Executive Officer of the Company (the "President") to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

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

          (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

13. Related Party Transactions (continued)

     (a) For both the G-CSF and Insulin Projects:

          (i) If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project;

          (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or If development of the Project is terminated by the President, then the President will refund to the Company all amounts paid, without interest or deduction, with respect to the Project with in six months

     (c) see Notes 7,8, and 9 also.


14. Commitments

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

        2002                                        $347,837
        2003                                         452,312
        2004                                         467,023
        2005                                         468,104
        2006                                         471,345
        2007 - 2009                                  833,574
        -----------------------------------------------------
        Total                                   US$3,040,195
        -----------------------------------------------------

15. Comparative Figures

     Certain 2001 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001.

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Biopharmaceuticals Co. Ltd. ("Huaxin"), which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of calendar1999. In January 2002 the Company purchased the balance of Huaxin for $1,400,000.

On September 6, 2000 Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing
biopharmaceutical   products   outside  China.  On  September  15,  2000  Dragon
incorporated Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending March 31, 2002 was $1,372,808 compared to $664,414 for the three-month period ending March 31, 2001. Sales in and outside of China were $525,308 and $847,500, respectively during the three-month period ending March 31, 2002. All sales during the three-month period ending March 31, 2001 were in China. Cost of sales for the three-months ended March 31, 2002 of $190,524 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended March 31, 2001 was $146,920.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001 and the last quarter of 1999. Interest income for the three-months period ending March 31, 2002 was $33,607 compared to $65,259 for the three-month period ended March 31, 2001. Interest income has decreased as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended March 31, 2002 were $2,153,768. The major expenses incurred in the first quarter of 2002 were research and development expenses of $755,572 and the selling expenses of $477,196 representing 35% and 22% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended March 31, 2002 included consulting fees of $148,737, loan interest of $40,410, rent of $61,546, salaries and benefits of $141,686, $78,390 in travel costs and management fees of $76,193. Management fees include $57,500 incurred to two directors for services during the first quarter of 2002.

Other significant expenses for the fist quarter of 2002 include the depreciation of fixed assets and amortization of license and permit and land-use rights of $181,658.

Comparatively, total operating expenses for the first quarter of 2001 were $1,542,496. Selling expenses represented 37% total operating expenses during this period. Other major expenses for the three-month period ended March 31, 2001 included the depreciation of fixed assets and amortization of intangible assets of $153,814, consulting fees of $122,323, bad debt write offs of $36,826, loan interest of $33,993, rent of $71,330, salaries of $95,242 and management fees of $35,125, including management fees of $18,000 paid to a director for services rendered during the period.

Overall, expenditures have increased in 2001 over 2000 levels due to increased personnel and activity levels.

Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $937,878 for the three-months ended March 31, 2002.

The Company's net loss for the three-month period ended March 31, 2001, was $959,743, which includes a minority interest share of the loss of $103,560. The comprehensive loss for the same period was $856,183.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during three-months ended March 31, 2002. The loss per share for the three-month period ended March 31, 2002 was $0.05. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of March 31, 2002, the Company had $5,791,160 in unrestricted cash available, and working capital of $5,220,416. This cash and working captial will be used to fund the ongoing operations and research and development of the Company for the next 21 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily related to foreign exchange. The Company maintains its accounting records in their functional currencies (i.e., U.S. dollars, Renminbi Yuan, and Canadian dollars respectively). They translate foreign currency transactions into their functional currency in the following manner.

At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 2000 and 2001 and quarters ended March 31, 2001 and 2002.

By Currency

                        December 31, 2001           December 31, 2002
                        -----------------           ------------------

U.S. Dollar                    22%                       31%

Canadian Dollar                 0%                       12%

Renminbi yuan                  78%                       57%

Total                         100%                      100%

                         March 31, 2001              March 31, 2002
                        ----------------           ------------------

U.S. Dollar                    36%                       41%

Canadian Dollar                 0%                       13%

Renminbi yuan                  64%                       45%

Total                         100%                      100%




Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $427,000 and $503,000 for the quarters ended March 31, 2001 and 2002, respectively, all of which were paid in RMB.

The Company has not entered into any material foreign exchange contracts to minimize or mitigate the effects of foreign exchange fluctuations on the Company's operations. The Company exchanges United States dollars to fund its Chinese operations. Based on prior years, the Company does not believe that it is subject to material foreign exchange fluctuations, however, no assurance can be given that this will not occur in the future.

As disclosed in Note 10 to the Company's financial statements, the Company has entered into a series of loans in the aggregate outstanding amount of $2,609,168 as of March 31, 2002. The weighted average interest rate was 5.265% for the three months ended March 31, 2002. Some of these loans are due beginning on April 4, 2002 and ending on January 31, 2003. To the extent that there may be an increase in interest rates during this period, the Company could be adversely affected.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, 5 and 6

None.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        DRAGON PHARMACEUTICAL INC.
                                        (registrant)

Dated:   May 13, 2002                   /s/ Matthew Kavanagh
                                        ----------------------------------------
                                        Matthew Kavanagh
                                        Director of Finance and Corporate
                                        Compliance and Corporate Secretary
                                        (Authorized to sign on behalf of the
                                        registrant)