Form 10-Q
period 2002-06-30
DRAGON PHARMACEUTICALS INC
filed 2002-08-14
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of common stock outstanding as of June 30, 2002: 20,331,000

Part 1.  Financial Information
Item 1.  Financial Statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                                                               June 30,               December 31,
                                                                                                   2002                      2001

ASSETS

Current
  Cash and short term securities                                                    $         3,612,284       $         9,446,084
  Accounts receivable                                                                           961,063                 1,309,686
  Inventories                                                                                 1,177,735                 1,095,860
  Prepaid and deposits                                                                          223,076                   140,340


Total current assets                                                                          5,974,158                11,991,970

Fixed assets                                                                                  2,580,677                 2,534,609

Hepatitis B vaccine project - related party                                                   3,290,000                 3,790,000

Refundable investment deposits - related party                                                        -                   372,000

Patent rights - related party                                                                   500,000                         -

Licence and permit                                                                            3,752,207                 3,316,458


Total assets                                                                        $        16,097,042       $        22,005,037


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                        $           652,465       $         2,887,345
  Accounts payable and accrued liabilities                                                    1,239,372                 1,318,938
  Management fees payable - related parties                                                      95,833                   234,000


Total current liabilities                                                                     1,987,670                 4,440,283


Minority interests                                                                                    -                   688,539


Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,331,000 common shares
    (December 31, 2001 - 20,331,000)                                                             20,331                    20,331

Additional paid in capital                                                                   26,624,741                26,624,741

Accumulated other comprehensive (loss)                                                         (29,106)                  (25,008)

Accumulated deficit                                                                        (12,506,594)               (9,743,849)

Total stockholders' equity                                                                   14,109,372                16,876,215

Total liabilities and stockholders' equity                                          $        16,097,042       $        22,005,037


The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)



                                                                                                     Accumulated
                                                                               Compre-                     other            Total
                                                               Additional      hensive                   Compre-            Stock
                                           Common Stock           paid-in       income        Deficit    hensive          holders'
                                         Shares     Amount        capital       (loss)    accumulated     income           equity

Balance, December 31, 2000             16,700,000 $ 16,700   $ 20,000,897           -   $ (6,008,544)  $ (25,588)    $ 13,983,465

Exercise of stock options for cash        131,000      131         65,369           -               -           -          65,500

Issuance of common stock pursuant
to a private placement at $2.00 per
 share, net of share issuance costs
 of $490,000 in September               3,500,000    3,500      6,506,500           -               -            -      6,510,000

Other comprehensive income
 - foreign currency translation                 -        -              -         580               -          580            580

Comprehensive (loss)
 - net (loss) for the year                      -        -              -  (3,735,305)     (3,735,305)           -    (3,735,305)

Stock option compensation                       -        -         51,975           -                -           -         51,975


Comprehensive (loss)                                                       (3,734,725)



Balance, December 31, 2001             20,331,000  $ 20,331  $ 26,624,741                $ (9,743,849)    $(25,008)    $16,876,215



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
((Unaudited - Prepared by Management)



                                                                                                       Accumulated
                                                                              Compre-                        other            Total
                                                           Additional         hensive                      compre-            Stock
                                      Common Stock            paid-in          income        Deficit       hensive          holders'
                                   Shares        Amount       capital          (loss)    accumulated        income           equity


Balance, December 31, 2001       20,331,000    $ 20,331   $ 26,624,741              -   $ (9,743,849)   $ (25,008)     $ 16,876,215

Other comprehensive income
 - foreign currency translation           -           -              -         (4,098)             -       (4,098)          (4,098)

Comprehensive (loss)
 - net (loss) for the year                -           -              -     (2,762,745)    (2,762,745)           -       (2,762,745)


Comprehensive (loss)                                                     $ (2,766,843)



Balance, June 30, 2002            20,331,000   $ 20,331   $  26,624,741                 $(12,506,594)   $ (29,106)   $ (14,109,372)



The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                             Three Months      Three Months       Six Months         Six Months
                                                                 Ended             Ended             Ended             Ended
                                                               June 30,          June 30,          June 30,           June 30,
                                                                 2002              2001              2002               2001


Sales                                                            $ 1,026,159        $  602,341        $2,398,966        $ 1,266,755

Cost of sales                                                        174,465           155,726           364,989            302,647


Gross profit                                                         851,694           446,615         2,033,977            964,108

Selling, general and
  administrative expenses                                        (1,316,578)       (1,288,609)       (2,413,037)        (2,414,416)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                                        (180,449)         (154,515)         (362,107)          (308,329)

Net write off of land-use right and fixed assets                           -                 -           (1,225)                  -

Research expenses                                                (1,015,796)          (26,537)       (1,771,368)           (66,737)

New market development                                             (109,735)             9,709         (162,323)           (90,171)

Provision for doubtful debts                                        (54,693)          (42,000)          (80,549)           (78,825)

Loan interest expense                                               (15,605)          (38,313)          (56,015)           (72,306)

Stock-based compensation                                                   -                 -                 -           (51,975)


Operating loss                                                   (1,841,162)       (1,093,650)       (2,812,647)        (2,118,651)

Interest income                                                       16,295            54,985            49,902            120,243


Loss before minority interest                                    (1,824,867)       (1,038,665)       (2,762,745)        (1,998,408)

Minority interest                                                          -            65,952                 -            169,512


Net (loss) for the period                                       $(1,824,867)       $ (972,713)       (2,762,745)       $(1,828,896)


(Loss) per share
      Basic and diluted                                           $   (0.09)        $   (0.06)        $   (0.14)         $   (0.11)


Weighted average number of
  common shares outstanding
      Basic and diluted                                           20,331,000        16,717,657        20,331,000         16,717,657


The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Six Months Ended June 30, 2002 and 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


                                                                                          2002                     2001


Cash flows from (used in) operating activities
   Net (loss) for the period                                                       $     (2,762,745)        $    (1,828,896)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                                            -                  51,975
     - depreciation of fixed assets and amortization of
          licence and permit and land-use right                                              362,107                 308,329
     - minority interests                                                                          -               (169,512)
     - net write off of land-use right and fixed assets                                        1,225                       -
     - provision for doubtful debts                                                           80,549                  78,825
  Changes in non-cash working capital items:
     - accounts receivable                                                                   240,074                 135,148
     - inventories                                                                          (81,875)               (288,852)
     - prepaid expenses and deposits                                                        (82,736)               (156,330)
     - accounts payable and accrued liabilities                                             (79,566)               (150,995)
     - management fees payable - related parties                                           (138,167)                       -


                                                                                         (2,461,134)             (2,020,308)


Cash flows used in investing activities
  Purchase of fixed assets                                                                 (133,444)               (275,875)
  (Increase) decrease in restricted funds                                                  2,449,955               (692,342)
  Acquisition of Patent rights                                                             (500,000)                       -
  Acquisition of balance of Huaxin                                                       (1,400,000)                       -
  Refundable investment deposits                                                             400,000                       -
  Recovery from Hepatitis B Vaccine Project                                                  500,000                       -


                                                                                           1,316,511               (968,217)


Cash flows from financing activities
  Loan proceeds                                                                          (2,234,880)               1,106,696
  Proceeds from issuance of shares                                                                                    65,500
  Proceeds from shares subscribed and allotted
    in prior period, net of issuance costs                                                         -                       -
  Funds contributed by minority shareholders                                                       -                       -


                                                                                         (2,234,880)               1,172,196


Foreign exchange (gain) loss on cash
  held in foreign currency                                                                   (4,342)                 (1,221)


Increase (decrease) in cash and
  and cash equivalents                                                                   (3,383,845)             (1,817,550)

Cash and cash equivalents, beginning of period                                             6,306,129               4,092,702


Cash and cash equivalents, end of period                                           $       2,922,284        $      2,275,152


The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

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

     (b)  Principles of Accounting

          These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

     (c)  Fixed Assets

          Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)



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

     (g)  Advertising Expenses

          The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company during the period ended June 30, 2002 and 2001.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


2.   Significant Accounting Policies (continued)

     (h)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities usingenacted tax rates in effect in the years in which the differences are expected to reverse.

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

          The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of June 30, 2002, the Company had deposits of $690,000 above insured limits.

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


2.   Significant Accounting Policies (continued)

     (k)  Licence and Permit

          Licence and permit, in relation to the production and sales of pharmaceutical products in China, is amortized on a straight-line basis over ten years.

          The carrying value of licence and permit is reviewed by management at least annually and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related product licence acquired are less than the carrying value of such licence and permit. In the event of impairment in the value of the licence and permit, the discounted cash flows method is used to arrive at the estimated fair value of such licence and permit.

     (l)  Cash and Cash Equivalents

          Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturities of three months or less. As at June 30, 2002, cash equivalents consist of commercial papers and redeemable term deposits.

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

     (p)  Loss Per Share

          Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128,
          "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of options to acquire 3,702,000 common shares and warrants to acquire 3,200,000 common shares that are outstanding at June 30, 2002 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)



3.     Restricted Funds


                                                                                       June 30,        December 31,
                                                                                           2002                2001


         Term deposits held as collateral against bank loans                          $ 690,000         $ 3,139,955
         Cash and cash equivalents                                                    2,922,284           6,306,129



         Cash and short term securities                                             $ 3,612,284         $ 9,446,084



4.     Accounts Receivable


                                                                                       June 30,         December 31,
                                                                                           2002                 2001


         Trade receivable                                                          $  1,083,259         $  1,225,455

         Allowance for doubtful accounts                                              (206,567)             (97,982)

                                                                                        876,692            1,127,473

         Other receivable                                                                84,371              182,213

                                                                                     $  961,063          $ 1,309,686



5.     Inventories


                                                                                       June 30,         December 31,
                                                                                           2002                 2001


         Raw materials                                                               $  116,788             $173,687

         Finished goods                                                                 158,417              179,871

         Work in progress                                                               902,530              742,302

                                                                                    $ 1,177,735           $1,095,860


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


6.   Fixed Assets


                                                                              June 30, 2002

                                                                                  Accumulated            Net book
                                                                Cost              depreciation             value


         Motor vehicles                                         $140,430                $39,705            $100,725
         Office equipment and furniture                          374,168                115,959             258,209
         Leasehold improvements                                1,010,306                275,739             734,567
         Production and lab equipment                          2,090,998                603,822           1,487,176


                                                             $ 3,615,902             $1,035,225          $2,580,677




                                                                            December 31, 2001

                                                                                 Accumulated             Net book
                                                                Cost             depreciation             value


         Motor vehicles                                         $100,329                $31,657             $68,672
         Office equipment and furniture                          267,104                 85,935             181,169
         Leasehold improvements                                  990,940                221,652             769,288
         Production and lab equipment                          2,020,137                504,657           1,515,480


                                                              $3,378,510               $843,901          $2,534,609


     For the six months ended June 30, 2002, depreciation expenses totalled $146,489 (2001-$79,881). The majority of fixed assets are located in China.


7.   Hepatitis B Vaccine Project - Related Party


                                                                                      June 30,         December 31,
                                                                                          2002                 2001


         Hepatitis B Vaccine Project                                                $4,000,000           $4,000,000

         Less : Repayment                                                             (500,000)                   -
                    Valuation allowance                                               (210,000)            (210,000)


                                                                                    $3,290,000           $3,790,000


     (a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


7.     Hepatitis B Vaccine Project - Related Party (continued)

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

               The Company decided not to pursue the Project and Dr. Liu demanded to repurchase the Project on the agreed terms.


8.   Refundable Investment deposits - Related Party


                                                                                      June 30,         December 31,
                                                                                          2002                 2001


         Guanzhou Recomgen Biotech Co. Ltd.
         - Tissue Plasminogen Activator ("TPA") Project                                     -              $400,000

         Less:  Valuation allowance                                                         -               (28,000)


                                                                                            -              $372,000


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


10.    Bank Loans


                                                                                         June 30,       December 31,
                                                                                             2002               2001

         RMB 7,800,000, bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                                 $   -           $942,312

         RMB 4,000,000, bearing interest at 5.265% per annum and due on August
         20, 2002.  The loan is secured by the term deposit.                              483,307            483,238

         RMB 1,400,000 bearing interest at 5.265% per annum and due on July 26,
         2002.  The loan is secured by the term deposit.                                  169,158            169,133

         RMB 2,300,000 bearing interest at 5.265% per annum and due on January
         18, 2002. The loan is secured by the term deposit.                                     -            277,862

         RMB 3,150,000 bearing interest at 5.265% per annum and due on April 4,
         2002.  The loan is secured by the term deposit.                                        -            380,550

         RMB 3,700,000 bearing interest at 5.265% per annum and due on June 19,
         2002.  The loan is secured by the term deposit.                                        -            446,995

         RMB 1,555,000 bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                                     -            187,255

         Total                                                                           $652,465         $2,887,345


     The weighted average interest rate was 5.265% and 5.32% for the six months ended June 30, 2002 and 2001.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

          Allwin is not subject to income taxes.

          As at June 30, 2002, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $7,790,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the six months ended June 30, 2002 and 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                                                                                            June 30,        December 31,
                                                                                                2002                2001

                  Tax losses carried forward                                             $ 2,650,000          $1,850,000
                  Stock-based compensation                                                         -              17,700
                  Less: valuation allowance                                               (2,650,000)        (1,867,700)


                                                                                         $         -          $       -


              A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the six months ended June
              31, 2002 and 2001, is as follows:


                                                                                            2002                 2001


                  Federal statutory income tax rate                                            34%                 34%
                  Change in valuation allowance                                              (34%)               (34%)


                  Effective income tax rate                                                     -                   -


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


12.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $51,975 to income during the six months ended June 30, 2001 due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the six months ended June 30, 2002, the Company granted options to purchase 920,000 shares at a price of $1.70 per share, expiring April 25, 2007.

          The following is a summary of the employee stock option information for the period ended June 30, 2002:


                                                                                                   Weighted Average
                                                                                    Shares           Exercise Price


                  Options outstanding at December 31, 2000                       3,043,000            $   1.89
                  Granted                                                          195,000            $   1.79
                  Forfeited                                                       (137,500)           $   2.93
                  Exercised                                                       (131,000)           $   0.50



                  Options outstanding at December 31, 2000                       2,969,500            $   1.92
                  Granted                                                          920,000            $   1.70
                  Forfeited                                                       (187,500)           $   3.13


                  Options outstanding at June 30, 2002                           3,702,000            $   1.81




                       Options Outstanding                                 Options Exercisable

                                     Weighted
                                      Average         Weighted                           Weighted
     Range of                        Remaining         Average                           Average
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices       Outstanding         Life             Price          Exercisable        Price

     $0.01 - $1.00     1,257,000       1.79          $   0.50          1,243,000        $   0.50

     $1.01 - $2.00     1,095,000       4.70          $   1.71          1,095,000        $   1.71

     $2.01 - $3.00        60,000       2.36          $   2.50             60,000        $   2.50

     $3.01 - $4.00     1,290,000       3.35          $   3.13          1,290,000        $   3.13


                       3,702,000       3.21          $   1.81          3,688,000        $   1.81


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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


                                                                                   June 30, 2002      June 30, 2001


                  Net (loss) for the period:
                  - as reported                                                     $(2,762,745)       $(1,828,896)
                  - pro-forma                                                        (2,762,745)        (1,829,480)


                  Basic and diluted (loss) per share:
                  - as reported                                                     $(0.14)            $(0.11)
                  - pro-forma                                                       $(0.14)            $(0.11)



       (b)    Warrants

              Share purchase warrants outstanding as at June 30, 2002:

                        Number                  Underlying            Exercise Price
                      of Warrants                 Shares                 Per Share          Expiry Date

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


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


13.  Related Party Transactions

     (a)  The Company  incurred the  following  expenses to two directors of the
          Company:


                                                June  30, 2002        June  30,
                                                                           2001


                  Management fees                     $115,000          $60,000




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

          (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2005.

          The Company will make payment for the development of Insulin as follows:

          (vi) US$750,000 to be provided by at the commencement of the research in the Insulin Project;

          (vii)US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project;

          (viii) US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; and

          (ix) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA.

          (x) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

          For  both the G-CSF and Insulin Projects:

          (i) If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project;

          (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or If development of the Project is terminated by the President, then the President will refund to the Company all amounts paid, without interest or deduction, with respect to the Project within six months.

          As at June 30, 2002, the Company has paid $1,500,000 and $250,000 towards the Insulin and G-CSF Projects, respectively.

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

            2002                                       $ 235,269
            2003                                         458,513
            2004                                         473,936
            2005                                         475,069
            2006                                         478,467
            2007 - 2009                                  835,558

            Total                                     $2,956,811



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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"), which manufactures EPO in China. The Company increased the efficiencies in the production of EPO by improving a proprietary high-yield mammalian cell line and "vectoring process" which has been developed by Dragon. The Company successfully achieved commercial production during the last quarter of calendar1999. In January 2002 the Company purchased the balance of Huaxin for $1,400,000.

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


Results of Operations


Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending June 30, 2002 was $1,026,159 compared to $602,341 for the three-month period ending June 30, 2001. Sales in and outside of China were $826,659 and $199,500, respectively during the three-month period ending June 30, 2002. All sales during the three-month period ending June 30, 2001 were in China. Cost of sales for the three-months ended June 30, 2002 of $174,465 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended June 30, 2001 was $155,726. The gross profit margin of 83% for the three-month period ending June 30, 2002 and 85% for the six-month period ending June 30, 2002 increased from 74% and 76% for the three-month and six-month periods, respectively, ending June 30, 2001. The profit margin has increased as a result of improved production efficiency.

Revenue for the six-month period ending June 30, 2002 was $2,398,966 compared to $1,266,755 for the six-month period ending June 30, 2001. Sales in and outside of China were $1,351,966 and $1,047,000, respectively during the six-month period ending June 30, 2002. All sales during the six-month period ending June 30, 2001 were in China. Cost of sales for the six-months ended June 30, 2002 and

2001 were $364,989 and $302,647, respectively.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001 and the last quarter of 1999. Interest income for the three-months period ending June 30, 2002 was $16,295 compared to $54,985 for the three-month period ended June 30, 2001. Interest income for the six-months period ending June 30, 2002 was $49,902 compared to $120,243 for the six-month period ended June 30, 2001.


Interest income has decreased as the cash balance has decreased through the funding of operations.


Expenses. Total operating expenses for the three-months ended June 30, 2002 were $2,692,855. The major expenses incurred in the first quarter of 2002 were research and development expenses of $1,015,796 and the selling expenses of $473,911 representing 38% and 18% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended June 30, 2002 included consulting fees of $162,543, loan interest of $15,605, rent of $109,906, salaries and benefits of $124,270, $184,100 in travel costs and management fees of $58,443. Management fees include $57,500 incurred to two directors for services during the first quarter of 2002.


Other significant expenses for the first half of 2002 include the depreciation of fixed assets and amortization of license and permit of $180,449.


Comparatively, total operating expenses for the second quarter of 2001 were $1,540,264. Selling expenses represented 27% total operating expenses during this period. Other major expenses for the three-month period ended June 30, 2001 included the depreciation of fixed assets and amortization of intangible assets of $154,515, consulting fees of $105,402, bad debt write offs of $42,000, loan interest of $38,313, rent of $86,638, salaries of $106,073 and management fees of $69,146, including management fees of $42,000 paid to two director for services rendered during the period.

Total operating expenses for the six-months ended June 30, 2002, were $4,846,624. The major expenses incurred in the second quarter of 2002 were research and development expenses of $1,771,368 and the selling expenses of $951,1071 representing 37% and 20% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the six-months ended June 30, 2002 included bad debt write offs of $80,549, consulting fees of $311,280, loan interest of $56,015, rent of $171,452, salaries and benefits of $265,956, $262,490 in travel costs and management fees of $132,636. Management fees include $115,000 paid to two directors for services during the six-months ended June 30, 2002.


Other significant expenses for the second half of 2002 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $362,107 and new market development of $162,323.


Comparatively, total operating expenses for the six-months ended June 30, 2001, were $3,082,759. The major expense incurred in the second quarter of 2001 related to the selling of pharmaceutical products and represented approximately 32% of total expenses. The remaining major expense items are represented by administrative expenses.

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

Overall, expenditures have increased in 2002 over 2001 levels due to increased research and development and increased personnel and activity levels.


Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $1,824,867 for the three-month period ending June 30, 2002.

The Company's net loss for the three-month period ended June 30, 2001, was $972,713, which includes a minority interest loss of $65,952. The comprehensive loss for the same period was $1,038,665.

Dragon had a net loss and a comprehensive loss of $2,762,745 for the six-month period ending June 30, 2002.

The  Company's  net loss for the  six-month  period  ended  June 30,  2001,  was
$1,828,896,   which  includes  a  minority   interest  loss  of  $169,512.   The
comprehensive loss for the same period was $1,998,408.


Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during three-month and six-month periods ended June 30, 2002. The loss per share for the three-month period ended June 30, 2002 was $0.09 and the loss per share for the six-month period ended June 30, 2002 was $0.14. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.


Liquidity and Capital Resources

Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its 100% equity interest in Nanjing Huaxin Bio-pharmaceuticals Ltd. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company may finance future operations through additional equity financings.

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

As of June 30, 2002, the Company had $3,612,284 in cash available, of which $690,000 is held as collateral for loans totaling RMB5,400,000 (US$652,465). This cash, the $961,063 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development.


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

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 1999 and 2000 and the six-months ended June 30, 2001 and 2002.

By Currency


                                       December 31,2000        December 31, 2001

U.S. Dollar                                   22%                     31%

Canadian Dollar                                0%                     12%

Renminbi yuan                                 78%                     57%

Total                                        100%                    100%

                                          June 30,2001            June 30, 2002

U.S. Dollar                                    76%                     26%

Canadian Dollar                                 0%                     48%

Renminbi yuan                                  24%                     26%

Total                                         100%                    100%


Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $1,350,069 and $1,334,159 for the six-months ended June 30, 2001 and 2002, respectively, all of which were paid in RMB.

The Company has not entered into any material foreign exchange contracts to minimize or mitigate the effects of foreign exchange fluctuations on the Company's operations. The Company exchanges Canadian dollars to fund its Chinese operations. Based on prior years, the Company does not believe that it is subject to material foreign exchange fluctuations. However, no assurance can be given that this will not occur in the future.

As disclosed in Note 10 to the Company's financial statements, the Company has entered into a series of loans in the aggregate outstanding amount of $652,465 as of June 30, 2002. The weighted average interest rate was 5.265% for the six-months ended June 30, 2002. These loans are due on July 26, 2002 and August 20, 2002. To the extent that there may be increased interest rates during this period, the Company will be adversely affected.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5

None.

Item 6.

     (a)    Exhibit 99.1 Chief Executive Officer certification
     (b)    Exhibit 99.2 Chief Financial Officer certification

(b)      Reports on 8-K

None.

                                    Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                              DRAGON PHARMACEUTICALS INC.
                                              (registrant)

Dated:   August 13, 2002                      /s/ Matthew Kavanagh
                                              _________________________________
                                              Matthew Kavanagh
                                              Director of Finance and Corporate
                                              Compliance and Corporate Secretary
                                              (and authorized to sign on behalf
                                              of the registrant)

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the Report) by Dragon Pharmaceutical,
Inc. (the Company), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     /s/ Longbin Liu
                                                     __________________________
                                                     Dr. Longbin Liu
                                                     Chief Executive Officer

Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the Report) by Dragon Pharmaceutical,
Inc. (the Company), the undersigned, as the Chief Financial Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                              /s/ Matthew Kavanagh
                                              __________________________________
                                              Matthew Kavanagh
                                              Director of Finance and Compliance
                                              (acting Chief Financial Officer)