Form 10QSB
period 2002-09-30
DRAGON PHARMACEUTICALS INC
filed 2002-11-14
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB



            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.          Yes   [X]             No

Number of shares of common stock outstanding as of September 30, 2002:20,334,000

Part 1.  Financial Information

Item 1.  Financial Statements

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30,               December 31,
                                                                                                   2002                      2001
---------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities                                                    $         2,580,228       $         9,446,084
  Accounts receivable                                                                         3,826,354                 1,309,686
  Inventories                                                                                 1,097,693                 1,095,860
  Prepaid and deposits                                                                          154,026                   140,340
---------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                          7,658,301                11,991,970

Fixed assets                                                                                  2,539,348                 2,534,609

Hepatitis B vaccine project - related party                                                   3,290,000                 3,790,000

Refundable investment deposits - related party                                                        -                   372,000

Patent rights - related party                                                                   500,000                         -

License and permit                                                                            3,614,155                 3,316,458
---------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $        17,601,804       $        22,005,037
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                        $           483,290       $         2,887,345
  Accounts payable and accrued liabilities                                                    1,283,018                 1,318,938
  Management fees payable - related parties                                                     100,000                   234,000
---------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                     1,866,308                 4,440,283
---------------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                                    -                   688,539
---------------------------------------------------------------------------------------------------------------------------------

Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,334,000 common shares
    (December 31, 2001 - 20,331,000)                                                             20,334                    20,331

Additional paid in capital                                                                   26,626,238                26,624,741

Accumulated other comprehensive (loss)                                                         (30,880)                  (25,008)

Accumulated deficit                                                                        (10,880,196)               (9,743,849)
---------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                   15,735,496                16,876,215
---------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                          $        17,601,804       $        22,005,037
=================================================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                 Compre-                       other         Total
                                                Common stock      Additional     hensive                     compre-        Stock-
                                          ---------------------      paid-in      income       Deficit       hensive      holders'
                                             Shares     Amount       capital      (loss)   accumulated        income        equity
-----------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2000               16,700,000   $ 16,700   $20,000,897           -   $(6,008,544)   $ (25,588)   $13,983,465

Exercise of stock options for cash          131,000        131        65,369           -              -           -         65,500

Issuance of common stock pursuant to
 a private placement at $2.00 per
 share, net of share issuance costs
 of $490,000 in September                 3,500,000      3,500     6,506,500           -              -           -      6,510,000

Other comprehensive income
 - foreign currency translation                   -          -             -         580              -         580            580

Comprehensive (loss)
 - net (loss) for the year                        -          -             -  (3,735,305)   (3,735,305)           -    (3,735,305)

Stock option compensation                         -          -        51,975            -             -           -         51,975
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                         $(3,734,725)
                                                                             ============

Balance, December 31, 2001               20,331,000   $ 20,331   $26,624,741                $(9,743,849)   $(25,008)   $16,876,215
============================================================================                =======================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
((Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                 Compre-                       other         Total
                                                Common stock      Additional     hensive                     compre-        Stock-
                                          ---------------------      paid-in      income       Deficit       hensive      holders'
                                             Shares     Amount       capital      (loss)   accumulated        income        equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001               20,331,000   $  20,331  $26,624,741           -  $(9,743,849)   $  (25,008)   $16,876,215

Exercise of stock options for cash            3,000           3        1,497           -             -             -         1,500

Other comprehensive income
 - foreign currency translation                   -           -            -      (5,872)            -       (5,872)       (5,872)

Comprehensive (loss)
 - net (loss) for the period                      -           -            -  (1,136,347)  (1,136,347)             -   (1,136,347)
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                         $(1,142,219)
                                                                             ============

Balance, September 30, 2002              20,334,000    $ 20,334  $26,626,238             $(10,880,196)   $  (30,880)   $15,735,496
=============================================================================            ==========================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months       Three Months      Nine Months        Nine Months
                                                                   Ended              Ended            Ended              Ended
                                                                 September          September        September           September
                                                                 30, 2002           30, 2001         30, 2002            30, 2001
-----------------------------------------------------------------------------------------------------------------------------------

Sales                                                            $ 3,777,326          $787,682       $ 6,176,292        $ 2,054,437

Cost of sales                                                        460,987           113,937           825,977            416,584
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       3,316,338           673,745         5,350,315          1,637,853

Selling, general and
  administrative expenses                                        (1,157,649)       (1,253,892)       (3,570,683)        (3,671,617)

Depreciation of fixed assets and
  amortization of license and
  permit and land-use right                                        (186,580)         (102,793)         (548,687)          (417,813)

Net write off of land-use right and fixed assets                           -                 -           (1,225)                  -

Research and development expenses                                  (350,003)           (9,037)       (2,121,370)           (75,774)

New market development                                               (9,816)          (77,171)         (172,139)          (167,342)

Provision for doubtful debts                                         (5,533)           (9,838)          (86,082)           (88,663)

Loan interest expense                                                (6,586)          (44,158)          (62,601)          (116,464)

Stock-based compensation                                                   -                 -                 -           (51,975)
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                            1,600,175         (823,144)       (1,212,473)        (2,941,795)

Interest income                                                       26,224            60,438            76,126            180,681
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest                             1,626,399         (762,706)       (1,136,347)        (2,761,114)

Minority interest                                                          -            24,924                 -            194,436
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                                 $ 1,626,399        $(737,782)      $(1,136,347)      $ (2,566,678)
===================================================================================================================================

Earnings (Loss) per share
      Basic and Diluted                                               $ 0.08          $ (0.04)          $ (0.05)           $ (0.15)
===================================================================================================================================

Weighted average number of
  common shares outstanding
     Basic and Diluted                                            20,334,000        16,960,982        20,334,000         16,960,982
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          2002                     2001
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                                       $     (1,136,347)        $    (2,566,678)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                                            -                  51,975
     - depreciation of fixed assets and amortization of
          license and permit and land-use right                                              548,686                 407,813
     - minority interests                                                                          -               (194,436)
     - net write off of land-use right and fixed assets                                        1,225                       -
     - provision for doubtful debts                                                           86,082                  88,663
  Changes in non-cash working capital items:
     - accounts receivable                                                               (2,630,750)                  40,060
     - subscriptions receivable                                                                    -             (1,000,000)
     - inventories                                                                           (1,833)               (546,373)
     - prepaid expenses and deposits                                                        (13,686)                (35,373)
     - accounts payable and accrued liabilities                                             (35,920)               (200,464)
     - management fees payable - related parties                                           (134,000)                       -
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         (3,316,543)             (3,954,813)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of fixed assets                                                                 (140,626)               (301,387)
  (Increase) decrease in restricted funds                                                  2,629,955               (892,342)
  Acquisition of Patent rights                                                             (500,000)                       -
  Acquisition of balance of Huaxin                                                       (1,400,000)                       -
  Refundable investment deposits                                                             400,000                       -
  Recovery from Hepatitis B Vaccine Project                                                  500,000                       -
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           1,489,329             (1,193,729)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Loan proceeds                                                                          (2,404,055)                 689,693
  Proceeds from issuance of shares                                                             1,500               6,597,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         (2,402,555)               7,286,693
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                   (6,132)                   1,875
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and
  and cash equivalents                                                                   (4,235,901)               2,140,026

Cash and cash equivalents, beginning of period                                             6,306,129               4,092,702
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $       2,070,228        $      6,232,728
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

1.   Nature of Business

     The Company was formed on August 22, 1989 as First Geneva  Investments
     Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceutical Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction is accounted for as a reverse acquisition. Allwin was incorporated under the laws of British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). In January 2002, the Company acquired the balance of Huaxin for $1,400,000. Kailong is inactive and Huaxin is in the business of research and development, production and sales of pharmaceutical products in China. Allwin Biotrade Inc. ("Biotrade) was incorporated under the laws of British Virgin Islands on June 6, 2000 for the purpose of marketing and distributing biopharmaceutical products outside China. Dragon Pharmaceutical (Canada) Inc. ("Dragon Canada") was incorporated in British Columbia, Canada on September 15, 2000 for the purpose of researching and developing new biopharmaceutical products.

2.   Significant Accounting Policies

a.   Basis of Consolidation

     These consolidated financial statements include the accounts of the Company and its subsidiaries, Allwin, Kailong, Huaxin, Biotrade and Dragon Canada. All inter-company transactions and balances have been eliminated.

b.   Principles of Accounting

     These financial statements are stated in US Dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

c.   Fixed Assets

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

d.   Foreign Currency Transactions

     The parent company, Allwin, Kailong, Huaxin, Biotrade and Dragon Canada maintain their accounting records in their functional currencies (i.e., U.S. dollars, U.S. dollars, Renminbi Yuan, Renminbi Yuan, U.S. dollars and Canadian dollars respectively). They translate foreign currency transactions into their functional currency in the following manner. At the

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


     transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

e.   Foreign Currency Translations

     Assets and liabilities of the foreign subsidiaries (whose functional currency is Renminbi Yuan or Canadian dollars) are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at average exchange rate. Gain and losses from such translations are included in stockholders' equity, as a component of other comprehensive income.

f.   Accounting Estimates

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

g.   Advertising Expenses

     The  Company  expenses  advertising  costs  as  incurred.   There  were  no
     advertising expenses incurred by the Company during the period ended September 30, 2002 and 2001.

h.   Income Taxes

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

i.   Comprehensive Income

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

j.   Financial Instruments and Concentration of Risks

     Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgement, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of September 30, 2002, the Company had deposits of $690,000 above insured limits.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

k.   Licence and Permit

     Licence and permit, in relation to the production and sales of pharmaceutical products in China, is amortized on a straight-line basis over ten years. The carrying value of license and permit is reviewed by management at least annually and impairment losses, if any, are recognized when the expected non-discounted future operating cash flows derived from the related product licence acquired are less than the carrying value of such licence and permit. In the event of impairment in the value of the licence and permit, the discounted cash flows method is used to arrive at the estimated fair value of such licence and permit.

l.   Cash and Cash Equivalents

     Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturities of three months or less. As at September 30, 2002, cash equivalents consist of commercial papers and redeemable term deposits.

m.   Inventories

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

n.   Revenue Recognition

     Sales revenue is recognized upon the delivery of goods to customers.

o.   Stock-based Compensation

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

p.   Loss Per Share

     Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share because common stock equivalents consisting of options to acquire 3,694,000 common shares and warrants to acquire 3,200,000 common shares that are outstanding at September 30, 2002 are anti-dilutive, however, they may be dilutive in future.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


q.       New Accounting Pronouncements

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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


3.       Restricted Funds

         ------------------------------------------------------------------- -------------------- ------------------
                                                                                   September 30,       December 31,
                                                                                            2002               2001
         ------------------------------------------------------------------- -------------------- ------------------

         Term deposits held as collateral against bank loans                           $ 510,000        $ 3,139,955
         Cash and cash equivalents                                                     2,070,228          6,306,129
         ------------------------------------------------------------------- -------------------- ------------------

         Cash and short term securities                                              $ 2,580,228        $ 9,446,084
         =================================================================== ==================== ==================

4.       Accounts Receivable

         ------------------------------------------------------------------ -------------------- -------------------
                                                                                  September 30,        December 31,
                                                                                           2002                2001
         ------------------------------------------------------------------ -------------------- -------------------

         Trade receivable                                                           $ 3,935,576        $  1,225,455

         Allowance for doubtful accounts                                               (212,039)            (97,982)
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                      3,723,537           1,127,473

         Other receivable                                                               102,817             182,213
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                    $ 3,826,354         $ 1,309,686
         ================================================================== ==================== ===================

5.       Inventories

         ------------------------------------------------------------------ -------------------- -------------------
                                                                                  September 30,        December 31,
                                                                                           2002                2001
         ------------------------------------------------------------------ -------------------- -------------------

         Raw materials                                                                $ 160,971            $173,687

         Finished goods                                                                 167,121             179,871

         Work in progress                                                               769,601             742,302
         ------------------------------------------------------------------ -------------------- -------------------

                                                                                    $ 1,097,693          $1,095,860
         ================================================================== ==================== ===================


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


6.       Fixed Assets

         -----------------------------------------------------------------------------------------------------------
                                                                           September 30, 2002
                                                      --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                        $ 140,425               $ 45,816            $ 94,609
         Office equipment and furniture                          382,566                130,420             252,146
         Leasehold improvements                                1,043,211                302,876             740,335
         Production and lab equipment                          2,111,284                659,026           1,452,258
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                             $ 3,677,486            $ 1,138,138         $ 2,539,348
         ============================================ =================== ====================== ===================

         -----------------------------------------------------------------------------------------------------------
                                                                            December 31, 2001
                                                      --------------------------------------------------------------
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
         ============================================ =================== ====================== ===================

         For the nine months ended September 30, 2002, depreciation expenses totalled $277,260 (2001-$120,432). The majority of fixed assets are located in China.

7.       Hepatitis B Vaccine Project - Related Party

         -----------------------------------------------------------------------------------------------------------
                                                                                 September 30,         December 31,
                                                                                          2002                 2001
         -----------------------------------------------------------------------------------------------------------

         Hepatitis B Vaccine Project                                                $4,000,000           $4,000,000

         Less : Repayment                                                             (500,000)                   -
                    Valuation allowance                                               (210,000)            (210,000)
         ----------------------------------------------------------------- -------------------- --------------------

                                                                                    $3,290,000           $3,790,000
         ================================================================= ==================== ====================

a. Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction is a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, and one of the two shareholders of which is a director and senior officer of the Company.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


b. Pursuant to an amended agreement dated June 5, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a senior officer and director of the Company and one of the shareholders of Alphatech, demands to repurchase the project from the Company. The repurchase price will be $4.0 million payable as follows:

(i)      $500,000 at the date of repurchase; and

(ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

         The Company decided not to pursue the project and Dr. Liu demanded to repurchase the project on the agreed terms.

8.       Refundable Investment deposits - Related Party



         -----------------------------------------------------------------------------------------------------------
                                                                                 September 30,         December 31,
                                                                                          2002                 2001
         -----------------------------------------------------------------------------------------------------------

         Guanzhou Recomgen Biotech Co. Ltd.
         - Tissue Plasminogen Activator ("TPA") Project                                     -              $400,000

         Less:  Valuation allowance                                                         -               (28,000)
         -----------------------------------------------------------------------------------------------------------

                                                                                            -              $372,000
         ===========================================================================================================

          During the year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu, a senior officer and a director of the Company. The Company decided not to proceed with the funding and the acquisition due to financial market and economic conditions and the $400,000 was repaid in January 2002.

9.        Patent Rights - Related Party

          Pursuant to an agreement dated January 14, 2002, the Company entered into a Patent Development Agreement with Dr. Longbin Liu and a company controlled by Dr. Longbin Liu entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent was payment of US$500,000 and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005 at no additional cost other than the reasonable legal costs of obtaining the patent.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

10.      Bank Loans

         ------------------------------------------------------------------------- --------------- ------------------
                                                                                    September 30,       December 31,
                                                                                             2002               2001
         ------------------------------------------------------------------------- --------------- ------------------

         RMB 7,800,000, bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                                 $   -           $942,312

         RMB 4,000,000, bearing interest at 5.265% per annum and due on August
         20, 2002.  The loan is secured by the term deposit.                                    -            483,238

         RMB 4,000,000, bearing interest at 3.394% per annum and due on February
         26, 2003.  The loan is secured by the term deposit.                              483,290                  -

         RMB 1,400,000 bearing interest at 5.265% per annum and due on July 26,
         2002.  The loan is secured by the term deposit.                                                     169,133

         RMB 2,300,000 bearing interest at 5.265% per annum and due on January
         18, 2002. The loan is secured by the term deposit.                                     -            277,862

         RMB 3,150,000 bearing interest at 5.265% per annum and due on April 4,
         2002.  The loan is secured by the term deposit.                                        -            380,550

         RMB 3,700,000 bearing interest at 5.265% per annum and due on June 19,
         2002.  The loan is secured by the term deposit.                                        -            446,995

         RMB 1,555,000 bearing interest at 5.265% per annum and due on January
         31, 2003. The loan is secured by the term deposit.                                     -            187,255
         ------------------------------------------------------------------------- --------------- ------------------

         Total                                                                          $ 483,290        $ 2,887,345
         ========================================================================= =============== ==================

       The weighted average interest rate was 5.265% and 5.25% for the nine months ended September 30, 2002 and 2001.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


11.       Income Taxes

     a. Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises. However, pursuant to the same income tax laws, Kailong and Huaxin are fully exempt from income tax for five years starting from their first profit-making year followed by a 15% corporation tax rate for the next three years.

          Allwin is not subject to income taxes.

          As at September 30, 2002, the parent company, Kailong and Huaxin have estimated losses, for tax purposes, totalling approximately $6,010,000, which may be applied against future taxable income. Accordingly, there is no tax expense charged to the Statement of Operations for the nine months ended September 30, 2002 and 2001. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     b. The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

            ------------------------------- ---------------- -----------------
                                              September 30,      December 31,
                                                       2002              2001
            ------------------------------- ---------------- -----------------

            Tax losses carried forward        $ 2,040,000          $1,850,000
            Stock-based compensation                    -              17,700
            Less: valuation allowance         (2,040,000)         (1,867,700)
            ------------------------------- ---------------- -----------------
                                              $         -          $        -
            =============================== ================ =================

            A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the nine months ended September 30, 2002 and 2001, is as follows:

            ------------------------------- ----------------- -----------------
                                                   2002              2001
            ------------------------------- ----------------- -----------------

            Federal statutory income tax rate       34%               34%
            Change in valuation allowance          (34%)             (34%)
            ------------------------------- ----------------- -----------------

            Effective income tax rate                 -                 -
            =============================== ================= =================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


12.  Stock Options and Warrants

     a.   Stock Options Plans

          The Company charged $51,975 to income during the six months ended June 30, 2001 due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the nine months ended September 30, 2002, the Company granted options to purchase 920,000 shares at a price of $1.70 per share, expiring April 25, 2007.

          The following is a summary of the employee stock option information for the period ended September 30, 2002:

                  ------------------------------------------------------ ------------------ ------------------------
                                                                                                   Weighted Average
                                                                                    Shares           Exercise Price
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at December 31, 2000                       3,043,000            $   1.89
                  Granted                                                          195,000            $   1.79
                  Forfeited                                                       (137,500)           $   2.93
                  Exercised                                                       (131,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at December 31, 2001                       2,969,500            $   1.92
                  Granted                                                          920,000            $   1.70
                  Forfeited                                                       (192,500)               $   3.13
                  Exercised                                                         (3,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------

                  Options outstanding at September 30, 2002                      3,694,000              $ 1.81
                  ====================================================== ================== ========================



                 Options Outstanding                                       Options Exercisable
------------------------------------------------------------------- ----------------------------------
                                     Weighted
                                      Average         Weighted                           Weighted
     Range of                        Remaining         Average                           Average
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices       Outstanding         Life             Price          Exercisable        Price
------------------------------------------------------------------- ----------------------------------
     $0.01 - $1.00     1,254,000       1.54               $   0.50          1,240,000        $   0.50

     $1.01 - $2.00     1,095,000       4.45               $   1.71          1,095,000        $   1.71

     $2.01 - $3.00        60,000       2.11               $   2.50             60,000        $   2.50

     $3.01 - $4.00     1,290,000       3.10               $   3.13           1,285,000       $   3.13
                       --------------------               --------           ---------       --------
                       3,694,000       2.95               $   1.81           3,680,000       $   1.81
                       =========      =====               ========           =========       ========


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)



          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 89%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:


                  ------------------------------------------------------------ ------------------ ------------------
                                                                                   September 30,      September 30,
                                                                                            2002               2001
                  ------------------------------------------------------------ ------------------ ------------------

                  Net (loss) for the period:
                  - as reported                                                    $ (1,136,347)      $ (2,566,678)
                  - pro-forma                                                        (1,136,347)      $ (2,566,678)
                  ------------------------------------------------------------ ------------------ ------------------

                  Basic and diluted (loss) per share:
                  - as reported                                                    $ (0.06)           $ (0.16)
                  - pro-forma                                                      $ (0.06)           $ (0.16)
                  ------------------------------------------------------------ ------------------ ------------------



     b.       Warrants

              Share purchase warrants outstanding as at September 30, 2002:


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


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


13.  Related Party Transactions

     a.  The Company  incurred the  following  expenses to two directors of the
         Company:

         ----------------------------------- ----------------- ----------------
                                                September 30,    September 30,
                                                         2002             2001
         ----------------------------------- ----------------- ----------------

         Management fees                            $ 172,500        $ 102,000
         =================================== ================= ================



     b. Pursuant to an agreement dated January 14, 2002, the Company entered into a Project Development Agreement with the Dr. Longbin Liu to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

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

          (iii)US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; and

          (iv) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA; and

          (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


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

     As at September 30, 2002, the Company has paid $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has also paid $100,000 to a company controlled by the President to produce insulin samples for drug registration purposes.


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

                2002                                        $116,101
                2003                                         452,889
                2004                                         467,658
                2005                                         468,742
                2006                                         471,996
                2007 - 2009                                  833,902
                -----------------------------------------------------
                Total                                     $2,811,288
                -----------------------------------------------------

15.  Segmented Information

     $3,700,000 in sales has been made to one customer, representing 60% of total sales for the nine months ended September 30, 2002

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

On September 6, 2000 Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing
biopharmaceutical   products   outside  China.  On  September  15,  2000  Dragon
incorporated Dragon Pharmaceutical (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending September 30, 2002 was $3,777,326 compared to $787,682 for the three-month period ending September 30, 2001. Sales in and outside of China were $745,326 and $3,032,000, respectively during the three-month period ending September 30, 2002. The overseas sales included delivery of a $3 million order to be used by the purchaser for new drug research and development. Sales during the three-month period ending September 30, 2001 were $613,092 in China and $174,590 outside of China. Cost of sales for the three-months ended September 30, 2002 of $460,987 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended September 30, 2001 was $113,937. The gross profit margin of 88% for the three-month period ending

September 30, 2002 and 87% for the nine-month period ending September 30, 2002 increased from 86% and 80% for the three-month and nine-month periods, respectively, ending September 30, 2001. The profit margin has increased as a result of improved production efficiency.

Revenue for the nine-month period ended September 30, 2002 was $6,176,292 compared to $2,054,437 for the nine-month period ended September 30, 2001. Sales in and outside of China were $2,097,292 and $4,079,000, respectively during the nine-month period ended September 30, 2002. Sales during the nine-month period ended September 30, 2001 were $1,879,847 in China and $174,590 outside of China. Cost of sales for the nine-months ended September 30, 2002 and 2001 were $825,977 and $416,584, respectively.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001 and the last quarter of 1999. Interest income for the three-months period ended September 30, 2002 was $26,224 compared to $60,438 for the three-month period ended September 30, 2001. Interest income for the nine-months period ended September 30, 2002 was $76,126 compared to $180,681 for the nine-month period ended September 30, 2001.

Interest income has decreased as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended September 30, 2002 were $1,716,164. The major expenses incurred in the third quarter of 2002 were research and development expenses of $350,000 and the selling expenses of $459,199 representing 20% and 27% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended September 30, 2002 included consulting fees of $130,535, rent of $121,315, salaries and benefits of $143,278, $90,017 in travel costs and management fees of $76,451. Management fees include $57,500 incurred to two directors for services during the third quarter of 2002.

Other significant expenses for the first quarter include the depreciation of fixed assets and amortization of license and permit of $186,580.

Comparatively, total operating expenses for the third quarter of 2001 were $1,496,889. Selling expenses represented 28% total operating expenses during this period. Other major expenses for the three-month period ended September 30, 2001 included the depreciation of fixed assets and amortization of intangible assets of $102,793, consulting fees of $176,104, loan interest of $44,158, rent of $75,257, salaries of $99,343, $100,540 in travel costs and management fees of $68,250, including management fees of $42,000 incurred to two director for services rendered during the period.

Total operating expenses for the nine-months ended September 30, 2002, were $6,562,788. The major expenses incurred during the period were research and development expenses of $2,121,373 and the selling expenses of $1,410,306 representing 32% and 21% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the nine-months ended September 30, 2002 included bad debt write offs of $86,082, consulting fees of $441,815, loan interest of $62,601, rent of $292,767, salaries and benefits of $409,234, $352,507 in travel costs and management fees of $209,087. Management fees include $172,500 incurred to two directors for services during the nine-months ended September 30, 2002.

Other significant expenses for the second half of 2002 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $548,687 and new market development of $165,870.

Comparatively, total operating expenses for the nine-months ended September 30, 2001, were $4,579,649. The major expense incurred in the second quarter of 2001 related to the selling of pharmaceutical products and represented approximately 31% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the nine-months ended September 30, 2001 included auditing and accounting expense of $128,053, bad debt write offs of $88,663 consulting fees of $403,828, investor relations of $370,964, loan interest of $116,464, rent of $233,225, salaries and benefits of $303,658, $219,916 in travel costs and management fees of $172,521. Management fees include $102,000 paid to two directors for services during the nine-months ended September 30, 2001.

Other significant expenses for the second quarter of 2001 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $417,813 new market development of $167,342 and stock based compensation of $51,975.

Overall, expenditures have increased in 2002 over 2001 levels due to increased research and development and increased personnel and activity levels.

Net and Comprehensive Loss. Dragon had a net income and a comprehensive income of $1,626,399 for the three-month period ending September 30, 2002.

The Company's net loss for the three-month period ended September 30, 2001, was $737,782, which includes a minority interest loss of $24,924. The comprehensive loss for the same period was $1,762,706.

Dragon had a net loss and a comprehensive loss of $1,136,347 for the nine-month period ending September 30, 2002.

The Company's net loss for the nine-month  period ended  September 30, 2001, was
$2,566,678,   which  includes  a  minority   interest  loss  of  $194,436.   The
comprehensive loss for the same period was $2,761,114.

Basic and Diluted Net Loss Per Share

The Company's net earnings or loss per share has been computed by dividing the net income or loss for the period by the weighted average number of shares outstanding during three-month and nine-month periods ended September 30, 2002. The basic and fully diluted earnings per share for the three-month and period ended September 30, 2002 were $0.08 and the loss per share for the nine-month period ended September 30, 2002 was $0.06. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of September 30, 2002, the Company had $2,580,228 in cash available, of which $510,000 is held as collateral for loans totaling RMB4,000,000 (US$483,290).

This cash, the $3,826,354 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $5,791,993 at September 30, 2002.

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

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 2000 and 2001 and the nine-months ended September 30, 2001 and 2002.

By Currency

                                  December 31,        December 31,
                                  2000                2001

U.S. Dollar                          22%                 31%

Canadian Dollar                       0%                 12%

Renminbi yuan                        78%                 57%

Total                               100%                100%



                                  September 30,       September 30,
                                  2001                2002

U.S. Dollar                          53%                 26%

Canadian Dollar                      23%                 47%

Renminbi yuan                        24%                 27%

Total                               100%                100%

Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $1,983,450 and $1,993,311 for the nine-months ended September 30, 2001 and 2002, respectively, all of which were paid in RMB.

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

As disclosed in Note 10 to the Company's financial statements, the Company has entered into a series of loans with an amount of $483,290 outstanding as of September 30, 2002. The weighted average interest rate was 5.265% for the nine-months ended September 30, 2002. The loan is due on February 26, 2003 and, to the extent that there may be increased interest rates during this period, the Company would be adversely affected.

Item 4. DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the design and operation of the Company's disclosure and internal controls and procedures pursuant to Exchange Act Rule 13a-14. The review identified a number of areas where there could be improvements to increase the effectiveness of controls and the Company is currently in the process of improving the controls and procedures in these areas. Notwithstanding the above, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficient enough to ensure adequate and appropriate disclosure of material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, other than those being undertaken to increase the effectiveness of controls as discussed above.

PART II. OTHER INFORMATION

Item 1, 2, 3, 4 and 5

None.

Item 6.

(a)      Exhibit 99.1

(b)      Reports on 8-K  None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DRAGON PHARMACEUTICAL INC.
                                             (registrant)

Dated:  November 13, 2002                    /s/ MATTHEW KAVANAGH
                                             ---------------------------
                                             Matthew Kavanagh
                                             Director of Finance and Corporate
                                             compliance and Corporate Secretary
                                             (duly authorized Officer and
                                             Principal Financial Officer)

                            Section 302 Certification

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q


I, Alexander Wick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dragon Pharmaceutical Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/ ALEXANDER WICK
                                         ---------------------------------
                                         Alexander Wick, President and
                                         Chief Executive Officer

                            Section 302 Certification

CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-Q

I, Matthew Kavanagh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dragon Pharmaceutical Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ MATTHEW KAVANAGH
                                          -----------------------------
                                          Matthew Kavanagh, Principal
                                          Financial Officer

                                                                  Exhibit 99.1


                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18,UNITED STATES CODE)

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a California corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the " Form10-Q") that, to the best of their knowledge:

        (1) the Form10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 14, 2002                  /s/ ALEXANDER WICK
                                          -----------------------
                                          Alexander Wick
                                          President and Chief Executive Officer

Dated: November 14, 2002                  /s/  MATTHEW KAVANAGH
                                          -----------------------
                                          Matthew Kavanagh
                                          Principal Financial Officer