Form 10-K
period 2002-12-31
DRAGON PHARMACEUTICALS INC
filed 2003-04-24
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended                         Commission File Number 0-27937
    December 31, 2002

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
Yes   X     No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes         No  X
    -----     -----

State issuer's revenues for its most recent fiscal year:  $7,362,248.

The aggregate market value of the issuer's voting stock held by non-affiliates of the issuer based upon the average bid and asked prices of such stock as of the last business day of the most recently completed second fiscal quarter was $21,652,530.


The number of shares outstanding of the issuer's common stock as of March 15, 2003, was 20,334,000.

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

                                     Part I

Item 1. Business

General

     We are a pharmaceutical and biotechnological company whose business plan is to develop and manufacture pharmaceutical products in China and market pharmaceutical products in China and developing countries. In 1999, we acquired a 75% interest in a drug manufacturing company called Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China and are implementing our proprietary technology, which allows Nanjing Huaxin to produce drugs such as EPO in an efficient and cost-effective manner. Our strategy is to use our biotechnological expertise to produce and market pharmaceutical products primarily in China and developing countries at costs that will be lower than those currently available. We acquired the remaining 25% interest in Nanjing Huaxin in January 2002, and now have an 100% interest in Nanjing Huaxin.

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

     For its initial 75% interest, Allwin Newtech agreed to contribute approximately $1,000,000 and its technology to Sanhe Kailong. For its initial 25% interest, Sinoway Biotech was to contribute a contract to purchase a license to manufacture EPO and other drugs in China and a right to acquire a long-term lease of 25 acres of land at a pharmaceutical park located in the Yanjiao Special Economic Zone, China. Upon our acquisition of Allwin Newtech, we assumed Allwin Newtech's interest in Sanhe Kailong Bio-pharmaceutical. To increase Allwin Newtech's position from 75% to 95% in Sanhe Kailong, on March 19, 1999, we agreed to pay $250,000 and to issue 250,000 shares of our common stock to Sinoway Biotech. Sinoway Biotech will continue to hold the remaining 5% interest. Messrs. Ken Cai, Greg Hall and Longbin Liu serve as directors of Sanhe Kailong. At this time, we have neither contributed the $1,000,000 for research and development nor our technology to Sanhe Kailong. We have paid $250,000 to Sinoway Biotech to increase our interest in the joint venture but have not yet issued the 250,000 shares of stock. Due to our acquisition of Nanjing Huaxin and its license to manufacture EPO, we determined not to pursue EPO manufacturing through the Sanhe Kailong joint venture. Consequently, the contract to purchase a drug manufacturing license held by Sinoway Biotech was not deemed necessary and was therefore not contributed to Sanhe Kailong. Sanhe Kailong was formed by Allwin Newtech for the purpose of the joint venture. Neither we nor Allwin Newtech had an affiliation with Sinoway Biotech prior to the joint venture's formation. Currently, Sanhe Kailong has no operations and the Company has decided to dissolve Sanhe Kailong.

Nanjing Huaxin Bio-pharmaceutical Co, Ltd.

     On July 27, 1999, Allwin Newtech closed a share transfer agreement with the Nanjing Medical Group Ltd. whereby, effective June 11, 1999, Allwin Newtech purchased from the Nanjing Medical Group 75% of its equity interest in Nanjing Huaxin Bio-pharmaceutical Co, Ltd. ("Nanjing Hiaxin") The total purchase price for the 75% equity interest was $4.2 million. Of the $4.2 million, $1,218,100 had been allocated as working capital for the joint venture. As at February 29, 2000, Dragon had fulfilled all payment obligations for the Nanjing Huaxin acquisition. In January 2002 we acquired the balance of the 25% interest from Nanjing Medical Group for $1,400,000.

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

     Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. In 2002 and 2001, Nanjing Huaxin manufactured approximately 3.3 million doses compared to 550,000 doses in 2000. As part of our business strategy, we have supplied management assistance and capital investment to upgrade Nanjing Huaxin's facilities and implemented our production technology to increase production efficiency and decrease production costs. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military. We had no affiliation with Nanjing Medical Group or Nanjing Huaxin Biotech prior to entering into the share transfer agreement.

     Nanjing Huaxin currently produces EPO in China for kidney dialysis applications and Chinese governmental approval for use of our EPO in surgery is expected in early 2003. Clinical trials for cancer therapy applications of our EPO are expected to be completed in late 2003.

Pharmaceutical Products

     All projects concerning the Dragon pipeline products are evaluated by staff members and, where necessary, by independent scientists with a view on their economic viability at the projected launch date of the respective recombinant products.

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

     The agreement provides Dragon with sole worldwide manufacturing rights as well as exclusive marketing rights to Asia, including China, Japan, Korea, and Southeast Asia. Transworld Pharmaceuticals, an international distributor of blood related products and biotechnology drugs, will have exclusive marketing rights to all markets outside Asia.

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

     Prior to the 2004 expiry of the EPO gene patent, generic forms of EPO may only be sold in non-patent covered markets outside North America, the European Union, Japan, Australia, and New Zealand. Given that our slow-release formulation incorporates Dragon's generic EPO, initial sales will focus on the developing world markets not protected by the EPO gene patent. After 2004, our slow-release formulation would not be restricted by any existing patents and would be eligible for marketing worldwide, excluding North America.

     Dragon plans to proceed with finalizing formulation and preclinical studies following which we will file our submission with the Chinese SDA seeking permission to begin clinical trials. According to our agreement, each partner will participate in the final development of the formulation. Dr. Bo Danielson MD, PhD, Managing Director of Renapharm and developer of this slow-release formulation, will serve as lead clinical and technical advisor to the project. Dr. Danielson is recognized as a world expert on EPO, having participated in over 75 published clinical studies involving EPO.

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

     TPO has not yet been commercialized in any market. Genentech owns the TPO gene patent and is co-developing TPO produced in a mammalian CHO (Chinese Hamster Ovary) cell culture system with Pharmacia-Upjohn. Their product is currently in Phase III clinical trials.

     Dragon acquired co-development rights to a CHO cell system for the production of TPO in May of 2000, with Dragon's portion of remaining product development costs is fixed at $60,000. Dragon has decided to no longer pursue development of TPO and is pursuing the sale of the technology to a third party.

     Granulocyte-Colony Stimulating Factor (G-CSF). G-CSF stimulates the bone marrow to produce neutrophils, or leukocytes, a type of white blood cell that helps the body fight infection and disease. When white blood cells are reduced in number, a condition known as "leukopenia", susceptibility to infection increases dramatically. Cancer radiation and chemotherapy often diminish or destroy the leukocytes, as does advanced HIV infection. White blood cell counts are also low in patients with acute myelogenous leukemia and in people receiving bone marrow transplants.

     The introduction of G-CSF products has markedly decreased the potential for infection in patients with leukopenia by rapidly increasing the white blood cell production by bone marrow and reestablishing their protective function. The worldwide G-CSF market, currently valued at $1.3 billion per year, was developed by Amgen and its multinational partners Hoffmann-La Roche and Kirin using a bacterial cell line technology. Boehringer Mannheim is producing G-CSF using a CHO cell line. The G-CSF gene patent expires in 2006.

     We have completed cloning of the G-CSF gene and have commenced cell line development. Remaining development time, if completed, is estimated at 1.5 to 2 years at an approximate cost of $1.5 million in addition to the $0.5 million already spent.

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

     Diabetes is the name given to a disorder of glucose level in the blood, which is primarily related to defects in insulin production, regulation, or reception. The commonest forms of insulin disorders are Type I and Type II diabetes. All Type I or IDDN (insulin-dependent diabetes mellitus) diabetics require insulin therapy, as do approximately 20% of Type II or NIDDM (non-insulin dependent diabetes mellitus) patients.

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

     To date, we have completed the cloning of the insulin genes and the cell line has been constructed. We have confirmed that the cell line can produce functional insulin protein at a yield suitable for development into industrial production. The Amino Acid Sequence Analysis showed that the Insulin produced by the cell line has identical Amino Acid to that produced naturally in humans ("N Terminal Amino Acid Sequence"). The protein is currently being tested in animals.

     Since insulin is already an established drug, we will only be required to conduct Phase II clinical trials in China prior to submitting for regulatory approval. We anticipate that, if completed, the time to complete submission of our New Drug License in China will be 1.5 to 2 years at an additional development cost of $1.0 million in addition to the $1.5 million already paid.

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

     On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering Limited, a Hong Kong corporation owned by Dr. Longbin Liu and Mr. Philip Yuen, two directors of the Company (at the time the acquistion agreement was entered into, Dr. Liu was our President and CEO). Under the terms of the acquisition agreement, we agreed to purchase for $ 4 million Alphatech Bioengineering's rights and technology relating to the production of Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells including the culturing of such cells, which act as a host expression system for the production of Hepatitis B vaccine protein, and the purification of Hepatitis B vaccine protein from the culture of such cells.

Given the high costs involved in clinical trials for vaccines and the requirement for a separate vaccine production facility, it was our intention to maximize the value of our CHO cell line-based Hepatitis B vaccine product by licensing it out or beginning co-development with a partner in the near term, rather than delay product development and commercialization until we could fund it internally. As a result, on June 5, 2001, we amended the agreement with Alphatech Bioengineering to allow us to pursue additional options for the Hepatitis B Vaccine project. We were unsuccessful in finding either a licensee or co-development partner and Dr. Liu exercised his right to repurchase the Hepatitis B vaccine project. Dr. Liu has repurchased the Hepatitis B vaccine project from us for the original purchase price of $4 million of which $500,000 has been paid and the balance of $3.5 million, plus interest accruing at 6% per annum from September 2002, due September 5, 2003.

     The $3.5 million owed by Dr. Liu to us is unsecured. We have requested that Dr. Liu provide collateral for the amount due to us; however, Dr. Liu, while reaffirming his intention to abide by the terms of the amended agreement and pay the amount owing plus accrued interest when due, has declined to do so.

     The $3.5 million is not due until September 2003. However, due to the significant amount involved, and the lack of security or collateral securing payment, we have chosen to conservatively value the amount due and have written off the full amount due to us less a nominal amount of $100. We fully intend to pursue collection of the full amount owing, including accrued interest, when due. See Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7.


Proprietary Biotechnology

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

     Further, we are conducting research and development to develop and market other pharmaceutical drugs. In order to save costs, we do not have our own research department. However, as discussed below, we have entered into certain agreements with Dr. Longbin Liu, the Chairman of the Board of Directors (who was our President and CEOat the time of the transactions), or with companies in which Dr. Liu may control or have an interest into develop new project for us. These agreements may lead to conflicts of interests. See Risk Factors - "Our directors and officers may have interest in some transactions that may cause conflicts," " Certain Relationships And Related Transactions" and Notes 8, 9, 10 and 15 to our financial statements.

     The Company has entered into a Patent Development Agreement dated January 14, 2002 with Dr. Liu, who was the President and CEO of Dragon at the time, and Novagen Holding Inc. ("Novagen") whereby the Company has the first right to select and acquire one patent resulting from the discovery of a new gene or protein. This option to acquire a patent has a term of three years from the date of the agreement. Novagen is a research and development company located in Vancouver. Under the agreement Novagen and Dr. Liu shall be responsible for all development costs up to filing of the patent application. The Company will be required to reimburse Novagen and Dr. Liu for legal costs related to the patent filing and will be responsible for all costs related to the subsequent development and commercialization of the project.

     In consideration of the rights under this agreement, the Company has paid Dr. Liu and Novagen $500,000 and issued warrants exercisable for 1,000,000 shares of the Company at an exercise price of $2.50 per share for a term of five years. If the Company chooses not to select a project patent within the three years following the execution of the agreement, Dr. Liu's warrants may be cancelled.

     Dr. Liu and a team of research scientists trained in North America and China have been involved in the research and development of novel drug projects since 1995. The research and development focus is on the discovery of new gene proteins with broad application in the areas of oncology and cardiovascular disease. Several projects are in the late stages of drug discovery and it is anticipated that the first filing of a United States patent will occur in 2003.

     The Company has also entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct certain development projects on behalf of the Company in consideration of the Company providing funding for the projects. Dr. Liu has agreed to conduct projects for the research and development of G-CSF and recombinant Human Insulin protein and it is the work of him and his scientists that are referred to above.

International Market outside of China

     Through our wholly owned subsidiary, Allwin Biotrade Ltd., we have entered into a series of marketing and license agreements. In general, Allwin Biotrade Ltd. has entered into an exclusive or non-exclusive marketing and license agreement with a local pharmaceutical distribution companies to sell, formulate, vial and package Dragon's EPO. In most cases the local pharmaceutical distribution company is responsible for obtaining, at its expense, all registration from applicable regulatory authorities in order to permit the sale of our EPO in the covered area. Further, the local pharmaceutical distribution company has the right of first refusal for the sale of additional biotechnological or pharmaceutical drugs for which Allwin Biotrade may from time to time have right to licenses or sublicense. The marketing and license agreements range from five to seven years, and are subject to renewals.

     Currently, Allwin Biotrade has marketing and license agreements covering 135 countries.,

     Due to the initial implementation of the marketing and licensing agreement, and the seeking of regulatory approval to sell EPO in these countries, we have yet to make significant sales pursuant to these marketing and license agreements. We have, however, been approved to sell and have sold our EPO in Brazil, Egypt, India and Peru and have made a significant sale of our EPO for research purposes.

China's EPO Market

     We believe that sales of EPO in the Chinese market can be increased in the future because current sales prices make it too expensive for many of the patients who could benefit from it.

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

     There are three sources of EPO in the Chinese marketplace. First, Amgen and Kirin service the market through offshore production facilities. However, the price to the consumer is high because of tariffs and a value added taxes that combined add about 30% to the cost per vial. Second, there are approximately five existing domestic producers of EPO similar to Nanjing Huaxin. We believe that EPO can be freely produced and sold in China without infringing the patent rights of Kirin-Amgen (the U.S. patent holder) because no administrative protection was filed with the China before EPO was exported to China. Furthermore, EPO is not currently subject to the U.S.-China agreement on intellectual property.

     Dragon believes that a lower price would allow non-governmental workers the ability to afford EPO and would increase the likelihood of EPO being included on the reimbursement list of drugs that are supplied at no charge to government workers with prescriptions. We currently sell EPO at the price imposed by the Chinese Government. Production for the years ended December 31, 2002 and 2001 was approximately 3,300,000 doses as compared to the production of 550,000 doses in 2000. We plan to maintain our costs by producing domestically in China, thus avoiding import duties. Comparative sales were 850,000 vialed doses in 2002, 595,000 doses during 2001 and 389,000 doses in 2000. Dragon also had sold some EPO in bulk during 2002 for research purposes for $3.7 million.

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

Competition

     The world market for EPO is approximately $8 billion in annual sales and is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company, Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

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

     In addition to these international drug companies, we are competing with existing and potential domestic producers such as Sunshine SS Pharma and
Sinogen. Many of our competitors may have greater financial, technical and manufacturing resources than we have. These resources would allow our competitors to respond more quickly to new or emerging advancements in the drug industry and to devote greater resources to the development, promotion and sale of their products.

     Due to China's growing market for pharmaceutical products, competition among drug producers is expected to increase during 2003. We anticipate that the EPO producers with the strongest marketing networks, best quality and price, and highest market shares will survive to service the EPO market in China. Dragon has set up the necessary organization in China to become a significant player.

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

     The development and manufacture of EPO requires a license and permit from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to make and sell EPO for kidney dialysis applications. It is anticipated that governmental approval to use EPO for surgery recovery will be granted later this year and for additional applications such as cancer related anemia and pregnancy related anemia will be granted in 2003. The Good Manufacturing Practices license remains valid until August 18, 2005, and is renewable at that time. There are no restrictions on the license or permits other than the requirement that the EPO drug be manufactured in compliance with Chinese Good Manufacturing Practices, and the drug may be sold for authorized medical purposes (such as anemia).

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

Geographical Breakdown.

     We recently entered into new marketing and license agreements for the sale of our EPO outside of China. Sales of $3,002,898 were made within China and sales of $4,359,350 were made outside of China during the year ended December 31, 2002.

Segments

     We operate in one segment only. We focus on the development and sale of pharmaceutical products.

Suppliers

     Nanjing Huaxin produces the materials for EPO. The medium used for culturing cells is commercially available from several sources.

Customers

     Our customers are those who were previous customers through Nanjing Huaxin. We intend to expand this customer base through an expanded marketing group at Nanjing Huaxin.

     We began realizing revenue in 1999 from the sale of EPO by our subsidiary Nanjing Huaxin. Nanjing Huaxin was producing EPO at the time of our acquisition. However, its production yields were low and its technology outdated. We have begun to upgrade and improve Nanjing Huaxin's production facilities and to introduce our bioreactor technology to increase EPO production at these facilities.

New Dragon Management and Organization

     At a Dragon Board Meeting Held in Nanjing in September 2002, in the presence of all Board Members, Dr. Longbin Liu resigned as President and Chief Executive Officer of Dragon and was appointed Chairman of the Board, replacing Dr. Ken Cai who remains on the Board. The function of CEO has been entrusted to an Executive Committee comprised of Dr. Cai, Mr. Philip Yuen and is presided over by Dr. Alexander Wick.

     This committee has since taken a number of measures to change Dragon from a costly research centered company into a company which aims to rapidly increase sales of its EPO through the existing and new channels, cut costs of the organization and finance on-going and future research projects with the proceeds of our sales. Steps have been undertaken to close the Beijing and Hong Kong representative offices and to convert the Vancouver operations into a focused, lean organization capable of reaching the Company's goals.

     A new and very experienced person, Dr. Yin Zhong, has taken over Nanjing Huaxin as General Manager and is streamlining the China operations

Employees

     As of December 31, 2002, we had 11 employees in North America. Nanjing Huaxin has approximately 150 employees in China. Sanhe Kailong has no employees. None of the Company's workforce is unionized and there have not been any labor disputes.

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

     We have incurred losses since our founding and for the year ended December 31, 2002, reported a net loss of $5,250,946.

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

     In July 1999, we acquired our 75% interest in Nanjing Huaxin Bio-pharmaceutical Co, Ltd. which produces EPO in China. We increased our interest in Nanjing Huaxin to 100% in January 2002. Nanjing has incurred operating losses in each year since acquisition. Although for the years end December 31, 1999, 2000, 2001 and 2002, we realized revenues of approximately $990,000 , $3,175,561, $3,073,885 and $7,362,248, respectively, from our ownership interest in Nanjing, these revenues have not been sufficient to offset costs due primarily to drug research and development costs, plant improvements and implementation of our proprietary production technology and.

     Our directors and officers may have interest in some transactions that may cause conflicts.

     We have entered into, and in the future may enter into, transactions with certain member of our Board or officers or with companies that they control or have a significant interest in. For example, we acquired technology from Alphatech Bioengineering, relating to the production of Hepatitis B vaccine, which is owned by Dr. Longbin Liu and Mr. Philip Yuen, two of our directors. In connection with the Hepatitis B vaccine, we wrote-off a $3.5 million note due to us by Dr. Liu. In addition, we have entered into a Patent development Agreement and Project Development Agreement with Dr. Liu. These agreements were entered into so that we would not be required to staff and fund our own research and development program. However, these directors and officers will be subject to various potential conflicts of interest. See "Business - Our Joint Ventures and Acquisitions" and "Research and Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As of December 31, 2002, there were warrants outstanding to purchase 2,800,000 shares at prices ranging from $1.70 to $2.50 per share. Further, we have granted options to purchase an additional 3,288,000 shares of common stock with a weighted average exercise price of $1.82 per share. Given the limited existing market in our common stock, the sale into the market of significant amounts of additional common stock may have the effect of depressing our stock share price.

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

Item 2. Properties

     Our corporate offices are located at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9. The Company leases the 6,432 square foot premise for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007

     Huaxin currently leases a 90,000 square foot production facility in Nanjing, China at 293-2 Zhong Shan Dong Road, Nanjing, China 210002. for an amount of RMB 2,700,000 (US$326,134) per annum, until June 11, 2009.

     The Company has closed down its representative office in Beijing and has terminated the lease on Company representative office in Hong Kong, effective April 30, 2003.

     All of our existing facilities adequately meet our current needs.

Item 3. Legal Proceedings

     We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     Part II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock began quotation on the OTC Bulletin Board under the symbol "DRUG" on October 9, 1998. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years. These quotation are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                     Common Stock
           Quarter Ended                          High          Low
           -------------                          ----          ----

           December 31, 2002                     $0.95         $0.60
           September 30, 2002                    $1.49         $0.75
           June 30, 2002                         $1.95         $1.07
           March 31, 2002                        $1.90         $1.53

           December 31, 2001                     $2.05         $1.86
           September 30, 2001                    $3.47         $1.75
           June 30, 2001                         $4.13         $1.40
           March 31, 2001                        $2.94         $1.56

Holders

     The approximate number of holders of record of our common stock at March 15, 2003, was 125. This number does not include stockholders who hold our securities in street name.

Dividend Policy

     Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.

Recent Sales of Unregistered Securities

     None.

Equity Compensation Plan Information

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2002 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                             A                            B                            C
------------------------------- ---------------------------- ---------------------------- ----------------------------
        Plan Category           Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                            reflected in column A)
------------------------------- ---------------------------- ---------------------------- ----------------------------
 Equity compensation plans
 approved by security holders            3,288,000                      $1.82                      1,212,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
 Equity compensation plans not
 approved by security holders            1,050,000                      $2.46                          0
------------------------------- ---------------------------- ---------------------------- ----------------------------
     Total                               4,338,000                      $1.98                      1,212,000
------------------------------- ---------------------------- ---------------------------- ----------------------------


Item 6. Selected Financial Data

     We have derived the selected consolidated statement of operations data for the years ended December 31, 1999, 2000, 2001 and 2002, and the selected consolidated balance sheet data as of December 31, 1999, 2000, 2001 and 2002, from our consolidated financial statements included in this report. On August 17, 1998, First Geneva Investments, Inc. and Allwin Newtech Ltd. entered into a reorganization, pursuant to which all of the outstanding shares of Allwin Newtech were acquired for 87.5% of our outstanding shares in a reverse takeover. In connection with the reverse takeover, First Geneva Investments changed its name to Dragon Pharmaceutical. Prior to the reorganization, First Geneva Investments had no operations. Therefore, information prior to 1998 is not meaningful and not included.



                                                             1999             2000             2001             2002
                                                             ----             ----             ----             ----
Consolidated Statement of Operations Data
Sales                                                 $   989,539      $ 3,175,561      $ 3,073,885      $ 7,362,248
Cost of sales                                             204,473          902,480          583,878          978,637
Operating income (loss)                                (2,865,276)      (3,158,091)      (4,016,366)         118,968
(Loss) before minority interest                        (2,845,879)      (3,162,309)      (3,975,908)      (5,250,946)
Net (loss) for period                                  (2,791,033)      (2,745,794)      (3,735,305)      (5,250,946)
Loss per share                                        $     (0.27)     $     (0.17)     $     (0.21)     $     (0.26)

Consolidated Balance Sheet Data
Working capital                                       $ 8,405,788      $ 4,444,066      $ 7,551,687      $ 5,239,073
Total assets                                           16,740,037       18,546,830       22,005,037       13,644,092
Total liabilities                                       3,289,123        3,634,100        4,440,283        2,008,566
Total shareholders' equity                            $12,488,768       13,983,465       16,876,215       11,635,526


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

Results of Operations

For the Fiscal Years Ended December 31, 2002 and 2001

     Revenues. Revenues were derived primarily from the sale of EPO. Revenues for the year ended December 31, 2002, were $7,362,248 and revenues for the year ended December 31, 2001, were $3,073,885. Sales in and outside of China were $3,002,898 and $4,359,350, respectively during the year ended December 31, 2002 compared to $2,630,182 and $443,703, respectively during the year ended December 31, 2001. The sales during 2002 outside of China included delivery of a $3.7 million in orders to one customer to be used by the purchaser for new drug research and development. Cost of sales for the year ended December 31, 2002, was $978,637 and $583,878 for the year ended December 31, 2001. The cost of sales is attributed to the production costs of our pharmaceutical products. During the year ended December 31, 2002, we had interest income of $146,986. Interest income for the year ended December 31, 2001, was $250,458. Interest income is related primarily to interest earned on cash received from the private placements of common stock during the third quarter of 2001 and from cash received from international sales in 2002.

     Expenses. Total expenses for the year ended December 31, 2002, were $8,364,643. The major expenses for the year ended December 31, 2002 were $2,100,000 paid for the development of insulin and G-CSF and selling expenses of $2,094,820, each representing 25% of total expenses. The remaining major expense items are represented by administrative expenses and include office and miscellaneous expenses of $213,657, legal and auditing of $156,646, consulting fees of $533,270, rent of $394,004, travel of $456,427 and salaries and benefits of $587,515. Management fees of $247,968 include $192,500 paid to two directors for services during the year ended December 31, 2002.

     Other significant expenses for the year ended December 31, 2002, included depreciation of fixed assets and amortization of license and permit of $736,361, provision for doubtful accounts of $216,709, new market development of $178,471, interest expense of $70,944 and stock-based compensation of $18,760.

     Net and Comprehensive Loss. Dragon significantly increased its operating income for the year ended December 31, 2002 to $118,968 compared to operating losses of $(4,016,366) and $(3,158,091) for the years ended December 31, 2001 and 2000, respectively. The Company had a net loss and a comprehensive loss of $4,114,597 for the three-month period ending December 31, 2002. Dragon's net loss and comprehensive loss for the year ended December 31, 2002, was $5,250,946.

     The main reason for the large loss recorded was the Company's decision to fund the development of insulin and G-CSF and the decision to write-down the amount of $3.5 million owed by Dr. Liu in payment for the Hepatitis B Vaccine Project to a nominal value of $100. The amount owed is not due until September 2003. Although, Dr. Liu has reaffirmed his intention to abide by the terms of the amended agreement and pay the amount owing, plus accrued interest, when due, ,given the significant amount involved and the lack of security or collateral securing payment of the obligation, the Company has chosen to conservatively value the amount owed. The Company fully intends to pursue collection of the full amount, when due, and the amount collected will be recorded as non-operating income when received.

     Basic and Diluted Net Loss Per Share. Dragon's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the year 2001. The loss per share for the year ended December 31, 2002, was $0.26. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

Liquidity and Capital Resources

     Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its subsidiary, Nanjing Huaxin. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital. The Company currently has no plans for further equity financings but may finance future operations through additional equity financings. As of December 31, 2002 and 2001, the Company's working capital was $5,366,073 and $7,551,687, respectively. The decrease in working capital during 2002 was due to the requirement to fund operations, particularly the $2,100,000 spent to fund the Company's development of insulin and G-CSFduring the year.

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

     As of December 31, 2002, the Company had $4,935,766 in cash available, of which $510,000 is held as collateral for a loan of RMB4, 000,000 (US$483,162), which was repaid subsequent to December 31, 2002. This cash, the $949,045 in accounts receivable, the $3,500,000 owed to the Company in repayment for the Hepatitis B Vaccine Project and anticipated sales will be used to fund the ongoing operations and research and development during the upcoming year.

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

Interest Rate Sensitivity

     As of  the  year  ended  December  31,  2002,  we had  no  long-term  debt.
Therefore, we believe we are not currently exposed to any market risks related to interest rate sensitivity.

Item 8. Financial Statements And Supplemental Data

     The following is a condensed summary of actual quarterly results of operations for 2002 and 2001.


                                                                                   2002
                                                      ----------------------------------------------------------------
                                                         First            Second           Third           Fourth
                                                      ----------------------------------------------------------------
Revenues                                                $ 1,372,808    $  1,026,159    $   3,777,326   $    1,185,956
Gross profit                                              1,182,284         851,693        3,316,338        1,033,296
Income (Loss) before tax & minority interest               (937,878)     (1,824,867)       1,626,399       (3,987,597)
Net income (loss)                                          (937,878)     (1,824,867)       1,626,399       (4,114,597)
Income (loss) per share                                 $     (0.05)   $      (0.09)   $        0.08   $        (0.20)



                                                                                   2001
                                                      ----------------------------------------------------------------
                                                         First          Second           Third           Fourth
                                                      ----------------------------------------------------------------


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


         See also pages F-1 to F-22 to our financial statements.


Item 9. Changes in And Disagreements With Accountants on Accounting And Financial Disclosures

Not Applicable.

                                    Part III

Item 10. Directors And Executive Officers

     The directors and executive officers of Dragon, and their ages and positions, and duration as such, are as follows:


Name                             Position                          Age    Period
----                             --------                          ---    ------
Alexander Wick                   President and Executive           64     September 2002 - present
                                 Director
                                 Director                                 September 1998 - present


Longbin Liu                      Chairman of the Board             39     September 2002 - present
                                 President, Chief Executive               September 1998 - September 2002
                                 Officer and Director


Ken Z. Cai                       Executive Director,               37     September 1998 - present


Greg Hall                        Director                          45     September 1998 - present


Philip Yuen Pak Yiu              Executive Director                66     November 1999 - present


Dr. Yiu Kwong Sun                Director                          59     November 1999 - present


James Harris                     VP Marketing                      49     January 2003 - present


Robert Walsh                     Director, Corporate               42     January 2003 - present
                                 Development
                                 VP Marketing                             April 2000 - present


Matthew Kavanagh                 Director, Finance and             47     July 2001 - present
                                 Compliance


Business Experience

     The following is a description of our executive officers and directors and their business background for at least the past five years.

     Dr. Alexander Wick, Ph.D. is the President and a Director of Dragon. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss
Federal Institute of Technology and has completed post-doctoral studies at Harvard University. He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API's for the world's largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001.

     Dr. Ken Z. Cai, Ph.D. is a Director of Dragon. Dr. Cai has a Ph.D in Mineral Economics from Queen's University in Kingston, Ontario, as well as 18 years of experience in mining, public company administration and financing.
Since  February  1996,  he has  been a  Director  and the  President  and  Chief
Executive Officer of Minco Mining and Metals Corporation, a Toronto Stock Exchange-listed company involved in mining exploration and development in China. Dr. Cai has extensive experience in conducting business in China for the past 17 years and is currently the Chairman of the Board of four Sino-foreign joint ventures.

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

     Dr. Longbin Liu, M.D. is the Chairman of the Board of Directors of Dragon. From September 1998 to September 2002, Mr. Liu was the President of Dragon. He has 17 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre where he had served since 1995, before joining Dragon in September 1998. Dr. Liu earned his medical degree from Hunan Medical University in 1983. Dr. Liu was the President and Chief Executive Officer of Dragon from September 1998 until his resignation in September 2002.

     Dr. Yiu Kwong Sun is a Director of Dragon. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years. He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau. Dr. Sun has been a member of the Dr. Cheng Yu Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

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

     Mr. James Harris is the Vice President Marketing and Sales for the Company. Mr. Harris has over 22 years of experience within the above field in several capacities of increasing responsibility, working with various firms ranging from large multinationals to small generic companies. Mr. Harris spent eight years with Amgen most recently as a National Accounts Manager and ten years with Bayer in various sales and marketing capacities.

     Mr. Robert Walsh is the Director of Corporate Development for the Company. Mr. Walsh joined the Company in April of 2000 as Vice President Marketing and Sales, responsible for comprehensive oversight of the Company's international marketing initiatives. Mr. Walsh served for 22 years in Special Operations and Medical Intelligence assignments in the U.S. Army. Prior to joining the Company, Mr. Walsh held the position of International Marketing Manager with a Seattle-based biotechnology company.

     Matthew Kavanagh, CA is Director, Finance and Corporate Compliance for the Company. Mr. Kavanagh joined the Company in July 2001. He has 14 years as a Chartered Accountant in both public practice and industry. For the eight years prior to joining Dragon, Mr. Kavanagh was the Controller and Senior Financial Officer for a publicly listed venture capital corporation and, most recently, for a private international auction and liquidation company.

Committees of the Board

     The audit committee is comprised of Philip Yuen, Greg Hall and Dr. Sun. The Compensation Committee is comprised of Messrs. Wick, Yuen and Sun. The corporate governance committee is comprised of Messrs. Hall, Sun, and Yuen

Family Relationships

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

Item 11. Executive Compensation

     The following table sets forth the compensation of our president and other Named Executives during fiscal years 2002, 2001 and 2000. No other officers or directors received annual compensation in excess of $100,000 during this period.


                                                         Summary Compensation Table

                                   Annual Compensation                                          Long Term Compensation
                         --------------------------------------------       --------------------------------------------------------
                                                                                      Awards               Payout
                                                                            --------------------------- ----------
                                                                             Restricted   Securities       LTIP         All Other
                                                        Other Annual           Stock      Underlying    Payout ($)  Compensation ($)
                Year        Salary     Bonus ($)      Compensation ($)        Award(s)    Options (#)
               -------------------------------------------------------      --------------------------- ----------------------------

Alexander Wick  2002       $      0(2)     -0-               -0-                -0-                -0-       -0-            -0-
President

Longbin Liu     2002               -0-     -0-          $112,500(1)(2)          -0-                -0-       -0-            -0-
President       2001       $168,000(1)     -0-               -0-                -0-                -0-       -0-            -0-
                2000        $72,000(1)     -0-               -0-                -0-            400,000       -0-            -0-

Ken Cai         2002               -0-     -0-           $80,000(1)             -0-                -0-       -0-            -0-
Director        2001       $168,000(1)     -0-               -0-                -0-                -0-       -0-            -0-




     (1) We had entered into oral consulting agreements with Dr. Liu and Dr. Cai pursuant to which they provided administrative services to the Company. Dr. Liu, as President, was paid $150,000 annually while Dr. Cai is paid $80,000 annually. The compensation figures for the year ended December 31, 2001, include retroactive recognition of amounts owing from prior to January 1, 2001. These consulting agreements are terminable at will.

     (2) Dr. Liu resigned as President and Chief Executive Officer in September 2002 as he desired to commit more time to Research and Development activities. Dr. Wick was appointed President in September 2002 and has not drawn any compensation.



Director Compensation

     Other than disclosed above, directors are not paid cash for their services but do receive stock options for serving as such.

Stock Option Plans

     The shareholders of the Company approved the share option plan at the Annual General Meeting held on December 18, 2001. There are currently 4,500,000 shares reserved under the plan. As of March 15, 2003, there were options to acquire 3,288,000 shares of common stock outstanding.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) each of our directors and executive officers as a group.

     As of March 15, 2003, there were 20,334,000 shares of common stock outstanding.


                                                                                         Percentage
                                                               Number of                Beneficially
Name and Address                                               Shares(1)                   Owned
--------------------------------------------                 -------------             --------------

Hui Min Liu
5 Lin hui City
Guan Zhen Lao Zheng Street
Hunan, China                                                   2,247,000                  11.1%


Chow Tai Fook Nominee Limited
31F New World Tower
16-18 Queens Road Central                                                                  9.8%
Hong Kong                                                      2,000,000

Longbin Liu,                                                     700,000(2)                3.4%
Director

Ken Cai,
Director                                                         500,000(2)                2.5%

Greg Hall,
Director                                                         400,000(2)                2.0%

Philip Yuen,
Director                                                         831,500(3)                4.1%

Alexander Wick,
President and Director                                           175,000(2)                  *

Yiu Kwong Sun,
Director                                                         775,000(4)                3.8%

James Harris,
VP, Marketing and Sales                                                 0                    *

Robert Walsh,
Director of Corporate Development                                 90,000(2)                  *

Matthew Kavanagh,
Director of Finance and Corporate Compliance                      70,000(2)                  *

All directors and executive officers (9 persons)               3,541,500(5)               17.4%
as a group

----------------------


*    Represents less than one percent.

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)  Represents options exercisable within sixty days.
(3) Includes 56,500 shares of common stock owned and 175,000 shares of common stock subject to options. Also includes 600,000 shares of common stock owned by Global Equities Overseas Ltd. for which Mr. Yuen serves as a director.
(4) Includes 175,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as a director.
(5)  Includes options to acquire 2,285,000 shares of common stock.


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

     During 2000 and 2001, we rented space for our executive offices from Minco Mining and Metals Corporation for CDN $2,500 per month. Mr. Cai, one of our directors, is President of Minco Mining. We believe that this rent was competitive with rent that would be charged by a non-affiliated landlord for comparable space.

     Messrs. Ken Cai, Jackson Cheng and Longbin Liu served as directors of Sanhe Kailong at the time of entering into our joint venture with Sinoway Biotech. Sanhe Kailong was formed, however, for the purpose of developing a joint venture with Sinoway Biotech. Subsequent to the joint venture formation, Mr. Cheng resigned from the Board of Sanhe Kailong and was replaced by Mr. Greg Hall. They continue to serve as directors of Sanhe Kailong. Messrs. Ken Cai, Philip Yuen and Longbin Liu also serve as officers and directors of Allwin Newtech and Nanjing Huaxin, our wholly-owned subsidiaries

     On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering to acquire its rights and technology relating to developing Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells. Alphatech Bioengineering's Hepatitis B vaccine is in the development stage. Alphatech Bioengineering is jointly owned by Dr. Longbin Liu and Mr. Philip Yuen, two of our directors. On June 5, 2001, the Company amended the agreement with Alphatech to allow the Company to pursue additional options for the Hepatitis B Vaccine project. Under the terms of the amended agreement, the Company would explore different options for the Hepatitis B Vaccine project including, but not limited to, joint venture partnerships, establishing a production facility, and selling the project to a third party.

In the event that the Company did not find an option regarding the Hepatitis B Vaccine project suitable to the Company within nine months from the date of the Amended Agreement, Dr. Longbin Liu, one of the principals of Alphatech, would repurchase the Hepatitis B Vaccine project and assume operational development for a purchase price of $4.0 million, which was the purchase price that Dragon originally paid to Alphatech. Dr. Liu was the President and CEO of Dragon at the time of both transactions. The Company decided not to pursue the project and Dr. Liu demanded to repurchase the project on the agreed terms. Dr. Liu has paid the Company $500,000 with the balance of $3.5 million, plus interest accruing at 6% per annum from September 2002, due September 5, 2003. The purchase price was $4 million. See "Business - Alphatech Bioengineering Limited" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The amendment to the acquisition agreement with Alphatech Bioengineering allowing Dr. Liu the right to repurchase the Hepatitis B Vaccine project was entered into prior to the enactment of the Sarbanes-Oxley Act.

     The amount owing by Dr. Liu to the Company is unsecured. The Company has requested that Dr. Liu provide collateral for the amount owing, however, Dr. Liu, while reaffirming his intention to abide by the terms of the amended agreement and pay the amount owing plus accrued interest when due, has declined to do so.

     The amount owing is not due until September 2003. However, given the significant amount involved and the lack of security or collateral securing payment, the Company has chosen to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100,. The Company fully intends to pursue collection of the full amount owing, including accrued interest, when due. The amount collected will be recorded as non-operating income when received.

     During fiscal year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu. During 2001, the Company decided not to proceed with the funding and acquisition due to financial market and economic conditions. Guanzhou Recomgen and its principals refunded the $400,000 during 2002.

     Pursuant to an agreement dated August 15, 1999, Dragon entered into a joint research project for the development of rhTPO drug ("rhTPO") with Shenzhen Kelong Chuang Jian Enterprise Co. Ltd. ("Kelong"), a company incorporated in China. Dr. Longbin Liu is a principal shareholder of Kelong. Dragon's maximum commitment to this project is $543,540 (RMB 4,500,000). Under the terms of the agreement, Kelong and Dragon will jointly own the drug license of rhTPO. Kelong and Dragon will then obtain its own individual production permit of the rhTPO drug product. Dragon paid $483,140 (RMB 4,000,000) towards the early development phase of this project in fiscal year 2000 and the amount has been accounted for as research expense. Dragon remaining obligation was $60,400 (RMB 500,000) for clinical testing of the rhTPO drug after the clinical testing permit has been issued by the regulatory authorities. Dragon has decided to no longer pursue development of TPO and is pursuing the sale of the technology to a third party.

     We have entered into a Patent Development Agreement with Dr. Longbin Liu and Novagen whereby we have the first right to select and acquire one patent resulting from the discover of a new gene or protein. In consideration of the right under the Patent Development Agreement, we paid Dr. Liu and Novagen $500,000 in the aggregate and warrants to purchase 1,000,000 shares of common stock at an exercise price of $2.50 per share.

     We have entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct the research and development of G-CSF and Insulin for Dragon. Dragon will make payment for the development of G-CSF as follows: (i) $500,000 to be provided at the commencement of the research in the G-CSF Project; (ii) $500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; and (iii) $300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA"); (iv) $200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA and (v)S$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2004.

     Dragon will make payment for the development of Insulin as follows: (i) $750,000 to be provided by at the commencement of the research in the Insulin Project; (ii) $750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project; (iii) $300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; (iv) $200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA and (v)$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

     For both the G-CSF and Insulin Projects: (i) If Dragon elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project; and (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or if development of the project is terminated by Dr. Liu, then the Dr. Liu will refund to Dragon all amounts paid, without interest or deduction, with respect to the Project with in six months. Under the terms of the Project Development Agreement, we paid Dr. Liu $2,000,000 during 2002.

Item 14.  Controls and Procedures.

         Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the design and operation of the Company's disclosure and internal controls and procedures pursuant to Exchange Act Rule 13a-14. The review identified a number of areas where there could be improvements to increase the effectiveness of controls and the Company is currently in the process of improving the controls and procedures in these areas. Notwithstanding the above, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are sufficient enough to ensure adequate and appropriate disclosure of material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-K.

     There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation, other than those being undertaken to increase the effectiveness of controls as discussed above.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are being filed as part of this report:

     (1)  Financial Statements

          The following Financial Statements pertaining to Dragon are filed as part of this annual report:

          Report of Independent Accountants.................................F-1
          Year-end Consolidated Balance Sheets..............................F-2
          Year-end Consolidated Statements of Stockholders' Equity..........F-3
          Year-end Consolidated Statements of Operations....................F-5
          Year-end Consolidated Statements of Cash Flows....................F-6
          Notes to Consolidated Financial Statements..............F-7 thru F-24

     (2)  Exhibits
          --------

     Exhibit Number    Name
     --------------    ----

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

         10.12 + Joint research project with the Company and Shenzhen Kelong Chuang Jian Enterprise Co.

         10.13 +       Development Agreement with Dr. Longbin Liu and Novagen

         10.14 +       Project Development Agreement with Dr. Liu

     Exhibit Number    Name
     --------------    ----

          21 Subsidiaries of the registrant are Nanjing Huaxin Bio-pharmaceutical Co., Ltd.

          23.1         Consent of  Moore  Stephens  Ellis Foster Ltd., Chartered
                       Accountants

          99.1         Certificate under section 906.

----------

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

***** Previously filed with Dragon's amendment no. 5 to registration statement on Form SB-2 filed with the SEC on December 26, 2000.

+ Previously filed with Dragon's Form 10-K filed with the SEC on April 1, 2002.

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2003                      Dragon Pharmaceutical Inc.
                                            a Florida Corporation


                                            /s/Alexander Wick
                                            ------------------------------
                                            Alexander Wick, President
                                           (Principal Executive Officer)

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                              Date


/s/Alexander Wick
--------------------------------------------            April 16, 2003
Alexander Wick, President and Director
(Principal Executive Officer)


/s/Longbin Liu
--------------------------------------------            April 16, 2003
Longbin Liu, Director


/s/Ken Z. Cai
--------------------------------------------            April 23, 2003
Ken Z. Cai, Director


/s/Greg Hall
--------------------------------------------            April 16, 2003
Greg Hall, Director


/s/Philip Yuen Pak Yiu
--------------------------------------------            April 23, 2003
Philip Yuen Pak Yiu, Director


/s/Dr. Yiu Kwong Sun
--------------------------------------------            April 23, 2003
Dr. Yiu Kwong Sun, Director


/s/Matthew Kavanagh
--------------------------------------------            April 15, 2003
Matthew Kavanagh, Director of Finance and Compliance
(Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Alexander Wick, certify that:

1. I have reviewed this annual report on Form 10-K of Dragon Pharmaceutical Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003

                                 /s/Alexander Wick
                                 -----------------------------------------------
                                 Alexander Wick
                                 President and Executive Director

                                  CERTIFICATION

I, Matthew Kavanagh, certify that:
1. I have reviewed this annual report on Form 10-K of Dragon Pharmaceutical Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003



                                    /s/Matthew Kavanagh
                                    --------------------------------------------
                                    Matthew Kavanagh
                                    Director of Finance and Compliance