Form 10-Q
period 2003-03-31
DRAGON PHARMACEUTICALS INC
filed 2003-05-16
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _____ to _____

                         Commission file number 0-27937

                           DRAGON PHARMACEUTICAL INC.
        (Exact name of small business issuer as specified in its charter)


             Florida                                        65-0142474
  (State or other jurisdiction                            (IRS Employer
        of incorporation                                Identification No.)
        or organization)


                      1055 West Hastings Street, Suite 1900
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                    (Address of principal executive offices)

                                 (604) 669-8817
                           (Issuer's telephone number)

                  (Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange act). Yes [ ] No [ X ]

Number of shares of common stock outstanding as of March 31, 2003: 20,334,000

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31, 2003        December 31, 2002
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and short term securities                                                    $          4,112,753      $         4,935,766
  Accounts receivable                                                                            757,025                  949,045
  Inventories                                                                                  1,240,163                1,208,277
  Prepaid and deposits                                                                           155,627                  154,551
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           6,265,568                7,247,639

Fixed assets                                                                                   2,336,538                2,420,613

Due from related party - Hepatitis B vaccine project                                                 100                      100

Patent rights - related party                                                                    500,000                  500,000

Licence and permit                                                                             3,337,974                3,475,740
----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $         12,440,180      $        13,644,092
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                        $                  -      $           483,162
  Accounts payable and accrued liabilities                                                     1,537,696                1,525,404
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      1,537,696                2,008,566
----------------------------------------------------------------------------------------------------------------------------------
Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,334,000 common shares                                               20,334                   20,334

Additional paid in capital                                                                    26,644,998               26,644,998

Accumulated other comprehensive (loss)                                                          (34,026)                 (35,011)

Accumulated deficit                                                                         (15,728,822)             (14,994,795)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    10,902,484               11,635,526
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $         12,440,180      $        13,644,092
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                  Compre-                     other           Total
                                                Common stock      Additional      hensive                   compre-          Stock-
                                            ------------------      paid-in        income       Deficit     hensive        holders'
                                             Shares    Amount       capital        (loss)   accumulated      income          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001               20,331,000  $ 20,331  $ 26,624,741            -   $ (9,743,849)  $ (25,008)   $ 16,876,215

Exercise of stock options for cash            3,000         3         1,497            -              -           -           1,500

Stock based compensation                          -         -        18,760            -              -           -          18,760

Components of comprehensive income (loss)
 - foreign currency translation                   -         -             -      (10,003)             -     (10,003)        (10,003)

- net (loss) for the year                         -         -             -   (5,250,946)    (5,250,946)          -      (5,250,946)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                         $(5,260,949)
                                                                             ============

Balance, December 31, 2002               20,334,000  $ 20,334  $ 26,644,998                $(14,994,795)  $ (35,011)   $ 11,635,526
============================================================================               ========================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                    Compre-                      other        Total
                                                Common stock       Additional       hensive                    compre-        Stock-
                                          ----------------------      paid-in        income        Deficit     hensive      holders'
                                              Shares     Amount       capital        (loss)    accumulated      income       equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                20,334,000  $  20,334  $ 26,644,998            -   $(14,994,795)  $ (35,011) $ 11,635,526

Components of comprehensive income (loss)
 - foreign currency translation                    -          -             -          985              -         985           985

- net (loss) for the year                          -          -             -     (734,027)      (734,027)          -      (734,027)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                            $ (733,042)
                                                                                ===========

Balance, March 31, 2003                   20,334,000  $  20,334  $ 26,644,998               $ (15,728,822)  $ (34,026) $ 10,902,484
================================================================================           =========================================

The accompanying notes are an integral part of these financial statements.



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months             Three Months
                                                                                         Ended March              Ended March
                                                                                            31, 2003                 31, 2002
------------------------------------------------------------------------------------------------------------------------------

Sales                                                                           $            664,322     $          1,372,808


Cost of sales                                                                                201,282                  190,524
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                 463,040                1,182,284

Selling, general and
  administrative expenses                                                                   (968,559)              (1,096,460)

Depreciation of fixed assets and
  amortization of licence and permit                                                        (185,299)                (181,658)

Net write off of land-use right and fixed assets                                                   -                   (1,225)

Research and development expenses                                                                  -                 (755,572)

New market development                                                                       (15,479)                 (52,588)

Provision for doubtful debts                                                                 (30,710)                 (25,856)

Loan interest expense                                                                         (3,460)                 (40,410)

Stock-based compensation                                                                           -                        -
-------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                                              (740,467)                (971,485)

Interest income                                                                                6,440                   33,607
--------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                                       $           (734,027)     $          (937,878)
================================================================================================================================

(Loss) per share
      Basic and diluted                                                         $              (0.04)     $             (0.05)
================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                                                   20,334,000               20,331,000
================================================================================================================================


The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months           Three Months
                                                                                      Ended March 31,        Ended March 31,
                                                                                                 2003                   2002
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                                                         $         (734,027)     $        (937,878)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of fixed assets and amortization of
          licence and permit                                                                  239,008                181,658
     - net write off of land-use right and fixed assets                                             -                  1,225
     - provision for doubtful debts                                                            30,710                 25,856
  Changes in non-cash working capital items:
     - accounts receivable                                                                    161,310               (557,582)
     - inventories                                                                            (31,886)               (15,076)
     - prepaid expenses and deposits                                                           (1,076)              (130,091)
     - accounts payable and accrued liabilities                                                12,292               (188,416)
     - management fees payable - related parties                                                    -               (208,167)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             (323,669)            (1,828,471)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of fixed assets                                                                    (16,912)               (44,392)
  (Increase) decrease in restricted funds                                                     510,000                299,985
  Acquisition of Patent rights                                                                      -               (500,000)
  Acquisition of balance of Huaxin                                                                  -             (1,400,000)
  Refundable investment deposits                                                                    -                400,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              493,088             (1,244,407)
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
Loan proceeds                                                                                (483,162)              (278,177)
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                        730                 (3,884)
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                       (313,013)            (3,354,939)

Cash and cash equivalents, beginning of period                                              4,425,766              6,306,129
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $        4,112,753     $        2,951,190
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2003, and the results of operations and cash flows for the interim periods ended March 31, 2003 and 2002.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the annual report previously filed on Form 10-K.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.



2.       Restricted Funds

         ----------------------------------------------------------------- -------------------- --------------------
                                                                                March 31, 2003    December 31, 2002
         ----------------------------------------------------------------- -------------------- --------------------

         Term deposits held as collateral against bank loans                               $ -             $510,000
         Cash and cash equivalents                                                   4,112,753            4,425,766
         ----------------------------------------------------------------- -------------------- --------------------

         Cash and short term securities                                            $ 4,112,753          $ 4,935,766
         ================================================================= ==================== ====================

3.       Accounts Receivable

         ----------------------------------------------------------------- -------------------- --------------------
                                                                                March 31, 2003    December 31, 2002
         ----------------------------------------------------------------- -------------------- --------------------

         Trade receivables                                                           $ 968,243          $ 1,141,896
                                                                                      (309,745)            (279,018)
         Allowance for doubtful accounts
         ----------------------------------------------------------------- -------------------- --------------------
                                                                                       658,498              862,878
                                                                                        98,527               86,167
         Other receivables
         ----------------------------------------------------------------- -------------------- --------------------
                                                                                     $ 757,025            $ 949,045
         ================================================================= ==================== ====================



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.       Inventories

         ------------------------------------------------------------------ -------------------- -------------------
                                                                                 March 31, 2003   December 31, 2002
         ------------------------------------------------------------------ -------------------- -------------------

         Raw materials                                                                $ 130,041           $ 135,710
                                                                                        118,575              88,857
         Finished goods
                                                                                        991,547             983,710
         Work in progress
         ------------------------------------------------------------------ -------------------- -------------------
                                                                                    $ 1,240,163         $ 1,208,277
         ================================================================== ==================== ===================




5.       Fixed Assets

         -------------------------------------------- --------------------------------------------------------------
                                                                             March 31, 2003
                                                      --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                         $140,406               $ 57,031            $ 83,375
         Office equipment and furniture                          399,880                163,656             236,224
         Leasehold improvements                                1,066,208                366,168             700,040
         Production and lab equipment                          2,055,433                738,534           1,316,899
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                             $ 3,661,927            $ 1,352,389         $ 2,336,538
         ============================================ =================== ====================== ===================


         -------------------------------------------- --------------------------------------------------------------
                                                                            December 31, 2002
                                                      --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                        $ 140,388               $ 50,103            $ 90,285
         Office equipment and furniture                          385,462                144,199             241,263
         Leasehold improvements                                1,065,313                336,503             728,810
         Production and lab equipment                          2,052,260                692,005           1,360,255
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                             $ 3,643,423            $ 1,222,810          $2,420,613
         ============================================ =================== ====================== ===================

         For the three months ended March 31, 2003, depreciation expenses totalled $100,987 (2002 - $95,675).
         The majority of fixed assets are located in China.


6.       Due from Related Party - Hepatitis B Vaccine Project

         ----------------------------------------------------------------- -------------------- --------------------
                                                                                March 31, 2003    December 31, 2002
         ----------------------------------------------------------------- -------------------- --------------------

         Hepatitis B Vaccine Project                                                $4,000,000           $4,000,000

         Less : Repayment                                                             (500,000)            (500,000)
                Valuation allowance                                                 (3,499,900)          (3,499,900)
         ----------------------------------------------------------------- -------------------- --------------------

                                                                                        $  100               $  100
         ================================================================= ==================== ====================


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

     (a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction was a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, with two shareholders who are both directors of the Company.

     (b) Pursuant to an amended agreement dated June 5, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of this amended agreement, Dr. Longbin Liu, a director of the Company (and President and CEO of the Company at the time of the transaction) and one of the shareholders of Alphatech, demanded to repurchase the project from the Company. The repurchase price of $4.0 million is payable as follows:

          (i)  $500,000 at the date of repurchase; and

          (ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

     The Company decided not to pursue the project and Dr. Liu has repurchased the project on the agreed terms.

     The amount owing by Dr. Liu to the Company is unsecured. The Company has chosen, given the significant amount involved and the lack of security, to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100.

7.   Patent Rights - Related Party

     Pursuant to an agreement dated January 14, 2002, the Company entered into a Patent Development Agreement with the Dr. Longbin Liu, a director of the Company (and President and CEO of the Company at the time of the transaction) and a company controlled by the Dr. Liu entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent was payment of US$500,000 (paid) and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005 at no additional cost other than the reasonable legal costs of obtaining the patent.

     The issuance and exercise of the warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of the patent applications. The US$500,000 will be refunded to the Company if no patent applications have been filed by January 14, 2005.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

8.  Licence and permit


         ------------------------------------------------------------------- -------------------- ------------------
                                                                                  March 31, 2003  December 31, 2002
         ------------------------------------------------------------------- -------------------- ------------------

         Original cost                                                                $5,012,582         $5,012,582
         Accumulated amortization                                                      1,674,608          1,536,842
         ------------------------------------------------------------------- -------------------- ------------------

                                                                                     $ 3,337,974        $ 3,475,740
         =================================================================== ==================== ==================

     Amortization expenses for the licence and permit for the three months ended March 31, 2003 was $138,021 (2002 - $137,898).

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2003                       $414,000
         2004                       $552,000
         2005                       $552,000
         2006                       $552,000
         2007                       $552,000

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of licence and permit, and other events.

9.      Bank Loans


         --------------------------------------------------------------------------- -------------- -----------------
                                                                                         March 31,      December 31,
                                                                                              2003              2002
         --------------------------------------------------------------------------- -------------- -----------------

         RMB 4,000,000, bearing interest at 3.394% per annum and due on February
         26, 2003. The loan was secured by the term deposit.                                 $   -         $ 483,162
         --------------------------------------------------------------------------- -------------- -----------------

         Total                                                                               $   -         $ 483,162
         =========================================================================== ============== =================


          The weighted average interest rate was 3.394% and 5.265% for the three months ended March 31, 2003 and 2002.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Income Taxes

     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws.

          Allwin and Biotrade are not subject to income taxes. As at March 31, 2003, $3.5 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at March 31, 2003, the company has estimated losses, for tax purposes, totalling approximately $7,875,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                  ----------------------------------------------------------- ------------------- -------------------
                                                                                  March 31, 2003   December 31, 2002
                  ----------------------------------------------------------- ------------------- -------------------
                                                                                      $ 2,675,000         $ 2,560,000
                  Tax losses carried forward
                  Stock-based compensation                                                  6,400               6,400
                  Provision for amount owing from Hepatitis B Vaccine
                  Project                                                               1,118,000           1,118,000
                  Less: valuation allowance                                            (3,799,400)         (3,684,400)
                  ----------------------------------------------------------- ------------------- -------------------
                                                                               $                -  $                -
                  =========================================================== =================== ===================


                  A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended March 31, 2003 and 2002 are as follows:


                  ----------------------------------------------------------- ------------------- -------------------
                                                                                            2003                2002
                  ----------------------------------------------------------- ------------------- -------------------
                  Federal statutory income tax rate                                           34%                34%
                  Benefit of loss carry forward                                              (34%)              (34%)
                  ----------------------------------------------------------- ------------------- -------------------
                  Effective income tax rate                                                     -                  -
                  =========================================================== =================== ===================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Stock Options and Warrants

     (a)  Stock Options Plans

          There were no options granted during the three months ended March 31, 2003. Subsequent to March 31, 2003, the Company granted options to purchase 500,000 shares at a price of $0.68 per share at a time when the market price was $0.48 per share.

          The following is a summary of the employee stock option information for the period ended March 31, 2003:



                  ------------------------------------------------------ ------------------ ------------------------
                                                                                                   Weighted Average
                                                                                    Shares           Exercise Price
                  ------------------------------------------------------ ------------------ ------------------------
                  Options outstanding at December 31, 2000                       3,043,000            $   1.89
                  Granted                                                          195,000            $   1.79
                  Forfeited                                                       (137,500)           $   2.93
                  Exercised                                                       (131,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------
                  Options outstanding at December 31, 2001                       2,969,500            $   1.92
                  Granted                                                          920,000            $   1.70
                  Forfeited                                                       (598,500)           $   2.30
                  Exercised                                                         (3,000)           $   0.50
                  ------------------------------------------------------ ------------------ ------------------------
                  Options outstanding at December 31, 2002 and March
                  31, 2003
                                                                                 3,288,000             $ 1.82
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
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices       Outstanding         Life             Price          Exercisable        Price
------------------------------------------------------------------- ----------------------------------

     $0.01 - $1.00     1,226,500        1.03         $   0.50          1,226,500        $   0.50

     $1.01 - $2.00       726,500        4.05         $   1.70            726,500        $   1.70

     $2.01 - $3.00        60,000        1.61         $   2.50             60,000        $   2.50

     $3.01 - $4.00     1,275,000        2.62         $   3.13          1,275,000        $   3.13
                       -------------------------     ---------        ----------        --------

                       3,288,000        2.32         $   1.82          3,288,000        $   1.82
                       =========== =============     =========        ==========        ========



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Stock Options and Warrants (continued)

          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:



                  ------------------------------------------------------------ ------------------ ------------------
                                                                                  March 31, 2003     March 31, 2002
                  ------------------------------------------------------------ ------------------ ------------------
                  Net (loss) for the period:
                  - as reported                                                      $ (734,027)        $ (937,878)
                  - pro-forma                                                        $ (734,027)        $ (937,878)
                  ------------------------------------------------------------ ------------------ ------------------
                  Basic and diluted (loss) per share:
                  - as reported                                                         $ (0.04)           $ (0.05)
                  - pro-forma                                                           $ (0.04)            $(0.05)
                  ------------------------------------------------------------ ------------------ ------------------


     (b)  Warrants

          Share purchase warrants outstanding as at March 31, 2003:

                        Number                  Underlying            Exercise Price
                      of Warrants                 Shares                 Per Share          Expiry Date

                       3,500,000                  1,750,000                $2.00            September 13, 2003
                          50,000                     50,000                $1.70            November 15, 2004
                       1,000,000*                 1,000,000                $2.50            January 14, 2007


           * See Note 7


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12.  Related Party Transactions

     (a) The Company incurred the following expenses to a director (2002: two directors) of the Company:


                  --------------------------------------------------------------- ----------------- ----------------
                                                                                    March 31, 2003   March 31, 2002
                  --------------------------------------------------------------- ----------------- ----------------

                  Management fees                                                         $ 20,000          $57,500
                  =============================================================== ================= ================

     (b) Pursuant to an agreement dated January 14, 2002, the Company entered into a Project Development Agreement with Dr. Longbin Liu ("Dr. Liu"), a director of the Company (and President and CEO of the Company at the time of the transaction) to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

          (i) US$500,000 to be provided at the commencement of the research in the G-CSF Project (paid);

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

          The Company will make payment for the development of Insulin as follows:

          (i) US$750,000 to be provided by at the commencement of the research in the Insulin Project (paid);

          (ii) US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project (paid);

          (iii)US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; and

          (iv) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12.  Related Party Transactions (continued)

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

          (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project or four years with respect to the Insulin Project or if the SDA rejects the Projects for technical or scientific reasons or If development of the Project is terminated by Dr. Liu, then Dr. Liu will refund to the Company all amounts paid, without interest or deduction, with respect to the Project within six months.

          As at March 31, 2003, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes.

     (c)  see Notes 5 and 6 also.

13.  Commitments

     The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,200) per annum until June 11, 2009, and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$136,000 to US$157,000) per annum until March
     31, 2007. Minimum payments required under the agreements are as follows:

                2003                                       $ 347,289
                2004                                         479,011
                2005                                         480,184
                2006                                         483,700
                2007                                         365,851
                2008 - 2009                                  470,841
                -----------------------------------------------------

                Total                                    $ 2,626,876
                =====================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------


14.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:


                                                                                   March 31, 2003        December 31,2002
         -----------------------------------------------------------------------------------------------------------------
         ASSETS
         North America                                                                 $3,804,593              $4,144,668
         China                                                                          8,161,267               9,020,882
         Others                                                                           474,320                 478,542
         -----------------------------------------------------------------------------------------------------------------
         Total                                                                        $12,440,180             $13,644,092
         =================================================================================================================


         ------------------------------------------------------------------------------------------------------------------
                                                                               Three months ended       Three months ended
                                                                                   March 31, 2003           March 31, 2002
         ------------------------------------------------------------------------------------------------------------------
         REVENUE
         North America                                                                    $     -                  $     -
         China                                                                            454,347                  525,308
         Others                                                                           209,975                  847,500
         ------------------------------------------------------------------------------------------------------------------
         Total                                                                          $ 664,322              $ 1,372,808
         ==================================================================================================================


15.  Comparative Figures

     Certain 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-K for the fiscal year ended December 31, 2002.

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

On September 6, 2000, Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing biopharmaceutical products outside China. On September 15, 2000, Dragon incorporated Dragon Pharmaceutical (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

Results of Operations

Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending March 31, 2003 was $664,322 compared to $1,372,808 for the three-month period ending March 31, 2002. Sales in and outside of China were $454,347 and $209,975, respectively during the three-month period ending March 31, 2003. Sales during the three-month period ending March 31, 2002 were $525,308 in China and $847,500 outside of China. The overseas sales during the three-month period ending March 31, 2002 included delivery of a $700,000 order to be used by the purchaser for new drug research and development. Cost of sales for the three-months ended March 31, 2003 of $201,282 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended March 31, 2002 was $190,282. The gross profit margin was 70% for the three-month period ending March 31, 2003 and 86% for the three-month period ended March 31, 2002. The profit margin has decreased as the Company sold some product with short term expiry dates at a reduced price.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001. Interest income for the three-months period ended March 31, 2003 was $6,439 compared to $33,607 for the three-month period ended March 31, 2002.

Interest income has decreased as interest rates have declined and as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended March 31, 2003 were $1,203,507. The major expenses incurred in the first quarter of 2003 was selling expenses of $505,672 representing 42% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended March 31, 2003 included rent of $88,199, salaries and benefits of $191,393, $66,338 in travel costs, insurance of $30,166 and a bad debts provision of $30,710. Management fees of $20,000 were paid to a director for services during the first quarter of 2003.

Other significant expenses for the first quarter include the depreciation of fixed assets and amortization of license and permit of $185,299.

Comparatively, total operating expenses for the three-months ended March 31, 2002 were $2,153,768. The major expenses incurred in the first quarter of 2002 were research and development expenses of $755,572 and the selling expenses of $477,196 representing 35% and 22% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended March 31, 2002 included consulting fees of $148,737, loan interest of $40,410, rent of $61,546, salaries and benefits of $141,686, $78,390 in travel costs and management fees of $76,193. Management fees include $57,500 incurred to two directors for services during the first quarter of 2002.

Other   significant   expenses  for  the  first  quarter  of  2002  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $181,658.

Overall, expenditures have decreased in 2003 from 2002 levels as the Company has streamlined operations, closed its Beijing and Hong Kong representative offices and diligently pursued cutting costs in all areas, where practical.

Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $734,027 for the three-month period ending March 31, 2003.

The Company's net and comprehensive loss for the three-month period ended March 31, 2002 was $937,878.

Basic and Diluted Net Loss Per Share

The Company's loss of $0.04 per share has been computed by dividing the loss for the period by the weighted average number of shares outstanding during three-month period ended March 31, 2003. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of March 31, 2003, the Company had $4,112,753 in cash available. This cash, the $757,025 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,727,872 at March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

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

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 2001 and 2002 and the three-months ended March 31, 2003 and 2002.

By Currency

                                                      December 31, 2001       December 31, 2002

U.S. Dollar                                           31%                     27%

Canadian Dollar                                       12%                     46%

Renminbi Yuan                                         57%                     27%

Total                                                 100%                    100%


                                                      March 31, 2002          March 31, 2003

U.S. Dollar                                           21%                     20%

Canadian Dollar                                       39%                     60%

Renminbi Yuan                                         40%                     20%

Total                                                 100%                    100%


Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $600,358 and $757,520 for the three-months ended March 31, 2003 and 2002, respectively, all of which were paid in RMB.

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

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on From 8-K.

     (a)  Exhibit   99.1   Certification   Pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b)  Reports on 8-K

          None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DRAGON PHARMACEUTICAL INC.
                                              (registrant)

                                              /s/MATTHEW KAVANAGH
Dated:   May 12, 2003                         ----------------------------------
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

Date: May 16,  2003
                                                /s/ ALEXANDER WICK
                                                --------------------------------
                                                Alexander  Wick, President and
                                                Chief Executive Officer

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


Date:  May 12, 2003
                                                     /s/ MATTHEW KAVANAGH
                                                     ---------------------------
                                                     Matthew Kavanagh, Principal
                                                     Financial Officer