Form 10-Q
period 2003-06-30
DRAGON PHARMACEUTICALS INC
filed 2003-08-15
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12 b-2 of the Exchange act). Yes [ ]   No [X]

Number of shares of common stock outstanding as of June 30, 2003:  20,334,000

Item 1. Financial Information

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                June 30,             December 31,
                                                                                                    2003                     2002
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and short term securities                                                    $          3,870,273      $         4,935,766
  Accounts receivable                                                                            936,732                  949,045
  Inventories                                                                                  1,186,940                1,208,277
  Prepaid and deposits                                                                           157,956                  154,551
----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           6,151,901                7,247,639

Fixed assets                                                                                   2,257,798                2,420,613

Due from related party - Hepatitis B vaccine project                                                 100                      100

Patent rights - related party                                                                    500,000                  500,000

Licence and permit                                                                             3,199,994                3,475,740
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $         12,109,793      $        13,644,092
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                        $                  -      $           483,162
  Accounts payable and accrued liabilities                                                     1,440,544                1,525,404
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      1,440,544                2,008,566
----------------------------------------------------------------------------------------------------------------------------------
Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,334,000 common shares                                               20,334                   20,334

Additional paid in capital                                                                    26,644,998               26,644,998

Accumulated other comprehensive (loss)                                                          (30,836)                 (35,011)

Accumulated deficit                                                                         (15,965,247)             (14,994,795)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    10,669,249               11,635,526
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $         12,109,793      $        13,644,092
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                                               Compre-                     other          Total
                                                Common stock     Additonal    hensive                    compre-         Stock-
                                             -----------------     paid-in     income        Deficit     hensive       holders'
                                              Shares   Amount      capital     (loss)    accumulated      income         equity
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001               20,331,000  $20,331   $26,624,741           -   $(9,743,849)  $(25,008)   $16,876,215

Exercise of stock options for cash            3,000        3         1,497           -             -          -          1,500

Stock based compensation                          -        -        18,760           -             -          -         18,760

Components of comprehensive income (loss)
 - foreign currency translation                   -        -             -     (10,003)            -    (10,003)       (10,003)

- net (loss) for the year                         -        -             -  (5,250,946)   (5,250,946)         -     (5,250,946)
---------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                       $(5,260,949)
                                                                           ============

Balance, December 31, 2002               20,334,000  $20,334   $26,644,998              $(14,994,795)   $(35,011)   $11,635,526
===========================================================================             =========================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                     Compre-                      other      Total
                                                  Common stock       Additional      hensive                    compre-     Stock-
                                           ------------------------     paid-in       income        Deficit     hensive    holders'
                                               Shares     Amount        capital       (loss)    accumulated      income     equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 20,334,000    $20,334    $26,644,998            -   $(14,994,795)  $(35,011) $11,635,526

Components of comprehensive income (loss)
 - foreign currency translation                     -          -              -        4,175              -      4,175        4,175

- net (loss) for the year                           -          -              -     (970,452)      (970,452)         -     (970,452)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                               $(966,277)
                                                                                   ==========

Balance, June 30, 2003                     20,334,000    $20,334    $26,644,998                $(15,965,247)  $(30,836) $10,669,249
================================================================================               =====================================

The accompanying notes are an integral part of these financial statements.



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months      Three Months       Six Months         Six Months
                                                                    Ended             Ended             Ended             Ended
                                                                   June 30,          June 30,          June 30,           June 30,
                                                                    2003              2002              2003               2002
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                            $1,007,686       $ 1,026,159        $1,672,009         $2,398,966

Cost of sales                                                       326,988           174,465           528,269            364,989
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                        680,698           851,694         1,143,740          2,033,977

Selling, general and
  administrative expenses                                          (723,743)       (1,316,578)       (1,692,302)        (2,413,037)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                                        (183,896)         (180,449)         (369,195)          (362,107)

Net write off of land-use right and fixed assets                          -                 -                 -             (1,225)

Research expenses                                                         -        (1,015,796)                -         (1,771,368)

New market development                                               (8,234)         (109,735)          (23,713)          (162,323)

Provision for doubtful debts                                        (10,701)          (54,693)          (41,412)           (80,549)

Loan interest expense                                                  (929)          (15,605)           (4,389)           (56,015)

Stock-based compensation                                                  -                 -                 -                  -
------------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                     (246,805)       (1,841,162)         (987,271)        (2,812,647)

Interest income                                                      10,381            16,295            16,819             49,902
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                         $(236,424)      $(1,824,867)        $(970,452)       $(2,762,745)
====================================================================================================================================

(Loss) per share
      Basic and diluted                                           $   (0.01)        $   (0.09)        $   (0.05)         $   (0.14)
====================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                          20,334,000        20,331,000        20,334,000         20,331,000
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2003 and 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                2003                    2002
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                                                          $       (970,452)        $    (2,762,745)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of fixed assets and amortization of
          licence and permit                                                                 477,415                 362,107
     - net write off of land-use right and fixed assets                                            -                   1,225
     - provision for doubtful debts                                                           41,412                  80,549
  Changes in non-cash working capital items:
     - accounts receivable                                                                   (29,098)                240,074
     - inventories                                                                            21,337                 (81,875)
     - prepaid expenses and deposits                                                          (3,405)                (82,736)
     - accounts payable and accrued liabilities                                              (84,860)                (79,566)
     - management fees payable - related parties                                                   -                (138,167)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            (547,651)             (2,461,134)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of fixed assets                                                                   (38,559)               (133,444)
  (Increase) decrease in restricted funds                                                    510,000               2,449,955
  Acquisition of Patent rights                                                                     -                (500,000)
  Acquisition of balance of Huaxin                                                                 -              (1,400,000)
  Refundable investment deposits                                                                   -                 400,000
  Recovery from Hepatitis B Vaccine Project                                                        -                 500,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             471,441               1,316,511
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
Loan proceeds                                                                               (483,162)             (2,234,880)
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                     3,879                  (4,342)
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                      (555,493)             (3,383,845)

Cash and cash equivalents, beginning of period                                             4,425,766               6,306,129
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $       3,870,273        $      2,922,284
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.


DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30 , 2003, and the results of operations and cash flows for the interim periods ended June 30, 2003 and 2002.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2002 included in the annual report previously filed on Form10-K.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Restricted Funds


      ---------------------------------------------------------------------------------------------------------
                                                                                   June 30,      December 31,
                                                                                       2003              2002
      ---------------------------------------------------------------------------------------------------------

      Cash and cash equivalents                                                 $ 3,870,273       $ 4,425,766
      Term deposits held as collateral against bank loans                                 -           510,000
      ---------------------------------------------------------------------------------------------------------

      Cash and short term securities                                            $ 3,870,273       $ 4,935,766
      =========================================================================================================

3.   Accounts Receivable

     ---------------------------------------------------------------------------------------------------------
                                                                                   June 30,      December 31,
                                                                                       2003              2002
     ---------------------------------------------------------------------------------------------------------

     Trade receivables                                                          $ 1,162,073       $ 1,141,896
                                                                                   (320,439)         (279,018)
     Allowance for doubtful accounts
     ---------------------------------------------------------------------------------------------------------
                                                                                    841,633           862,878
                                                                                     95,099            86,167
     Other receivables
     ---------------------------------------------------------------------------------------------------------
                                                                                   $936,732         $ 949,045
     =========================================================================================================



DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Inventories

     ---------------------------------------------------------------------------------------------------------
                                                                                   June 30,     December 31,
                                                                                       2003             2002
     ---------------------------------------------------------------------------------------------------------

     Raw materials                                                                $ 155,412        $ 135,710

     Finished goods                                                                  98,287           88,857

     Work in progress                                                               933,241          983,710
     ---------------------------------------------------------------------------------------------------------
                                                                                 $1,186,940      $ 1,208,277
     =========================================================================================================

5.   Fixed Assets

     ----------------------------------------------------------------------------------------------------------
                                                                              June 30, 2003
                                                ---------------------------------------------------------------
                                                                                Accumulated            Net book
                                                             Cost              depreciation              value
     ----------------------------------------------------------------------------------------------------------
     Motor vehicles                                        $ 140,406               $ 63,350            $ 77,056
     Office equipment and furniture                          415,042                182,903             232,139
     Leasehold improvements                                1,067,093                396,129             670,964
     Production and lab equipment                          2,063,318                785,679           1,277,639
     ----------------------------------------------------------------------------------------------------------
                                                         $ 3,685,859            $ 1,428,061          $2,257,798
     ==========================================================================================================


     ----------------------------------------------------------------------------------------------------------
                                                                            December 31, 2002
                                                ---------------------------------------------------------------
                                                                                Accumulated            Net book
                                                             Cost              depreciation              value
     ----------------------------------------------------------------------------------------------------------
     Motor vehicles                                        $ 140,388               $ 50,103            $ 90,285
     Office equipment and furniture                          385,462                144,199             241,263
     Leasehold improvements                                1,065,313                336,503             728,810
     Production and lab equipment                          2,052,260                692,005           1,360,255
     ----------------------------------------------------------------------------------------------------------
                                                         $ 3,643,423            $ 1,222,810          $2,420,613
     ==========================================================================================================

     For the six months ended June 30, 2003, depreciation expenses totalled $201,374 (2002 - $146,489). The majority of fixed assets are located in China.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------


6.   Due from Related Party - Hepatitis B Vaccine Project

     ---------------------------------------------------------------------------------------------------------
                                                                                 June 30,         December 31,
                                                                                     2003                 2002
     ---------------------------------------------------------------------------------------------------------

     Hepatitis B Vaccine Project                                               $4,000,000           $4,000,000

     Less : Repayment                                                            (500,000)            (500,000)
            Valuation allowance                                                (3,499,900)          (3,499,900)
     ---------------------------------------------------------------------------------------------------------

                                                                                   $  100               $  100
     =========================================================================================================

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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------


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

8.   Licence and permit

     ---------------------------------------------------------------------------
                                                   June 30,       December 31,
                                                       2003               2002
     ---------------------------------------------------------------------------

     Original cost                               $5,012,582         $5,012,582
     Accumulated amortization                     1,812,588          1,536,842
     ---------------------------------------------------------------------------

                                                $ 3,199,994        $ 3,475,740
     ===========================================================================

     Amortization expenses for the licence and permit for the six months ended June 30, 2003 was $276,041 (2002 - $275,956)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2003 (balance of the year)     $276,000
         2004                           $552,000
         2005                           $552,000
         2006                           $552,000
         2007                           $552,000

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of licence and permit, and other events.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

9.   Bank Loans

     ----------------------------------------------------------------------------------------------------------
                                                                                       June 30,    December 31,
                                                                                           2003            2002
     ----------------------------------------------------------------------------------------------------------

     RMB 4,000,000, bearing interest at 3.394% per annum and due on February
     26, 2003. The loan was secured by the term deposit.                                 $    -       $ 483,162
     ----------------------------------------------------------------------------------------------------------

     Total                                                                               $    -       $ 483,162
     ==========================================================================================================

     The weighted average interest rate was 3.394% and 5.265% for the six months ended June 30, 2003 and 2002.

10.  Income Taxes

     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws.

          Allwin and Biotrade are not subject to income taxes. As at June 30, 2003, $3.7 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at June 30, 2003, the company has estimated losses, for tax purposes, totalling approximately $8,200,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


          -------------------------------------------------------------------------------------------------
                                                                                 June 30,    December 31,
                                                                                     2003            2002
          -------------------------------------------------------------------------------------------------
                                                                              $ 2,790,000     $ 2,560,000
           Tax losses carried forward
           Stock-based compensation                                                 6,400           6,400
           Provision for amount owing from Hepatitis B Vaccine
           Project                                                              1,118,000       1,118,000
           Less: valuation allowance                                           (3,914,400)     (3,684,400)
          -------------------------------------------------------------------------------------------------
                                                                              $         -    $          -
          =================================================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Income Taxes (continued)

     A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended June 30, 2003 and 2002 are as follows:

     ---------------------------------------------------------------------------
                                                      2003               2002
     ---------------------------------------------------------------------------

      Federal statutory income tax rate                34%                34%
      Benefit of loss carry forward                   (34%)              (34%)
     ---------------------------------------------------------------------------

      Effective income tax rate                         -                  -
     ===========================================================================


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          During the six months ended June 30, 2003 the Company granted options to purchase 500,000 shares at a price of $0.68 per share, at a time when the market price was $0.48 per share.

          The following is a summary of the employee stock option information for the period ended June 30, 2003:

          ------------------------------------------------------------------------------------------------
                                                                                           Weighted Average
                                                                           Shares           Exercise Price
          ------------------------------------------------------------------------------------------------

           Options outstanding at December 31, 2001                       2,969,500            $   1.92
           Granted                                                          920,000            $   1.70
           Forfeited                                                       (598,500)           $   2.30
           Exercised                                                         (3,000)           $   0.50
          ------------------------------------------------------------------------------------------------

           Options outstanding at December 31, 2002                       3,288,000            $   1.82
           Granted                                                          500,000            $   0.68
           Forfeited                                                       (296,000)           $   1.67
          ------------------------------------------------------------------------------------------------

           Options outstanding at June 30, 2003                           3,492,000              $ 1.67
          ================================================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices       Outstanding         Life             Price          Exercisable        Price
------------------------------------------------------------------- ----------------------------------

     $0.01 - $1.00     1,716,500      1.94            $   0.55          1,591,500        $   0.54
     $1.01 - $2.00       440,500      3.82            $   1.70            440,500        $   1.70
     $2.01 - $3.00        60,000      1.36            $   2.50             60,000        $   2.50
     $3.01 - $4.00     1,275,000      2.38            $   3.13           1,275,000       $   3.13
                       ----------   ------            ---------          ----------      ---------
                       3,492,000      2.32            $   1.67           3,367,000       $   1.71
                       ==========   ======            =========          ==========      =========



     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

     ---------------------------------------------------------------------------
                                                     June 30,        June 30,
                                                         2003            2002
     ---------------------------------------------------------------------------
       Net (loss) for the period:
       - as reported                              $ (970,452)       $(2,762,745)
       - pro-forma                                $ (970,452)        (2,762,745)
     ---------------------------------------------------------------------------
       Basic and diluted (loss) per share:
       - as reported                              $(0.05)           $(0.14)
       - pro-forma                                $(0.05)           $(0.14)
     ---------------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at June 30, 2003:

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

           Number         Underlying      Exercise Price
        of Warrants         Shares         Per Share        Expiry Date
        -----------       ----------      --------------    -------------
         3,500,000         1,750,000         $2.00          September 13, 2003
            50,000            50,000         $1.70          November 15, 2004
         1,000,000*        1,000,000         $2.50          January 14, 2007


     *    See Note 7

12.  Related Party Transactions

     (a) The Company incurred the following expenses to a director (2002: two directors) of the Company:

          ----------------------------------------------------------------------
                                                    June 30,       June 30,
                                                        2003          2002
          ----------------------------------------------------------------------

          Management fees                           $ 40,000      $115,000
          ======================================================================


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

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------


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

          As at June 30, 2003, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes.

     (c)  see Notes 6 and 7 also.

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

                   2003                         $ 274,240
                   2004                           491,659
                   2005                           492,928
                   2006                           496,736
                   2007                           369,134
                   2008 - 2009                    470,841
                   ---------------------------------------
                   Total                      $ 2,595,938
                   =======================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------


14.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                                                                June 30, 2003        December 31,2002
     -----------------------------------------------------------------------------------------------------------------
     ASSETS
     North America                                                               $  3,425,332             $ 4,144,668
     China                                                                          7,812,546               9,020,882
     Others                                                                           871,915                 478,542
     -----------------------------------------------------------------------------------------------------------------
     Total                                                                       $ 12,109,793             $13,644,092
     =================================================================================================================


     ------------------------------------------------------------------------------------------------------------------
                                                                             Six months ended        Six months ended
                                                                                June 30, 2003           June 30, 2002
     ------------------------------------------------------------------------------------------------------------------
     REVENUE
     North America                                                                $         -             $         -
     China                                                                          1,031,242               1,351,966
     Others                                                                           640,767               1,047,000
     ------------------------------------------------------------------------------------------------------------------
     Total                                                                        $ 1,672,009             $ 2,398,966
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

Overview

The Company (or "Dragon") was formed on August 22, 1989, under the name First Geneva Investment Inc. First Geneva Investment's business was to evaluate businesses for possible acquisition. On July 28, 1998, First Geneva Investment entered into a share exchange agreement with Allwin Newtech. Allwin Newtech was formed in 1998 for the purpose of developing and marketing pharmaceutical drugs for sale in China. Prior to the acquisition of Allwin Newtech, First Geneva Investment had no operations. On September 21, 1998, First Geneva Investment changed its name to Dragon Pharmaceutical Inc.

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

Results of Operations

     Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending June 30, 2003 was $1,007,686 compared to $1,026,159 for the three-month period ending June 30, 2002. Sales in and outside of China were $576,894 and $430,792, respectively during the three-month period ending June 30, 2003. Sales during the three-month period ending June 30, 2002 were $826,659 in China and $199,500 outside of China. Cost of sales for the three-months ended June 30, 2003 of $326,988 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended June 30, 2002 was $174,465. The gross profit margin was 68% for the three-month period ending June 30, 2003 and 83% for the three-month period ended June 30, 2002. The profit margin decreased during the three months ended June 30, 2003 because the Company decided to sell and sold some product with short-term expiry dates at a reduced price.

Revenue for the six-month period ending June 30, 2003 was $1,672,009 compared to $2,398,966 for the six-month period ending June 30, 2002. Sales in and outside of China were $1,031,242 and $640,767, respectively during the six-month period ending June 30, 2003. Sales during the six-month period ending June 30, 2002 were $1,351,966 in China and $1,047,000 outside of China. The overseas sales during the six-month period ending June 30, 2002 included delivery of a $700,000 bulk order to be used by the purchaser for new drug research and development.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001. Interest income for the three-months period ended June 30, 2003 was $10,381 compared to $16,295 for the three-month period ended June 30, 2002. Interest income for the six-months period ended June 30, 2003 was $16,819 compared to $49,902 for the six-month period ended June 30, 2002.

Interest income has decreased as interest rates have declined and as the cash balance has decreased to fund the Company's operations.

Expenses. Total operating expenses for the three-months ended June 30, 2003 were $927,504. The major expenses incurred in the second quarter of 2003 was selling expenses of $287,667 representing 31% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended June 30, 2003 included rent of $123,912, salaries and benefits of $198,586, $34,055 in travel costs and a bad debts provision of $10,701. Management fees of $20,000 were paid to a director for services during the second quarter of 2003.

Other significant expenses for the second quarter include the depreciation of fixed assets and amortization of license and permit of $183,896.

Comparatively, total operating expenses for the three-months ended June 30, 2002 were $2,692,855. The major expenses incurred in the second quarter of 2002 were research and development expenses of $1,015,796 and the selling expenses of $473,911 representing 38% and 18% of total expenses, respectively. Administrative expenses represent the remaining major expense items.

Significant operating expenses for the three-months ended June 30, 2002 included consulting fees of $162,543, loan interest of $15,605, rent of $109,906, salaries and benefits of $124,270, $184,100 in travel costs and management fees of $58,443. Management fees include $57,500 incurred to two directors for services during the second quarter of 2002.

Other  significant   expenses  for  the  second  quarter  of  2002  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $180,449.

Total operating expenses for the six-months ended June 30, 2003 were $2,131,011. The major expense incurred in the first half of 2003 was selling expense of $793,339 representing 37% of total expenses. The remaining expense items are primarily administrative expenses.

Significant operating expenses for the six-months ended June 30, 2003 included rent of $212,111, salaries and benefits of $389,978, $100,393 in travel costs and a bad debts provision of $41,412. Management fees of $40,000 were paid to a director for services during the first half of 2003.

Other significant expenses for the first half of the year include the depreciation of fixed assets and amortization of license and permit of $369,195.

Comparatively, total operating expenses for the six-months ended June 30, 2002, were $4,846,624. The major expenses incurred in the first half of 2002 were research and development expenses of $1,771,368 and the selling expenses of $951,107 representing 37% and 20% of total expenses, respectively. Administrative expenses represent the remaining expense items.

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

Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $236,424 for the three-month period ending June 30, 2003 compared to $1,824,867 for the same period last year.

The Company's net and comprehensive loss of $970,452 for the six-month period ending June 30, 2003 compared to $2,762,745 for the same period last year.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during three-month and six-month periods ended June 30, 2003. The loss per share for the three-month period ended June 30, 2003 was $0.01 and the loss per share for the six-month period ended June 30, 2003 was $0.05. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of June 30, 2003, the Company had $3,870,237 in cash available. This cash, the $936,732 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,711,357 at June 30, 2003.

During the six months ended June 30, 2003, the Company incurred losses of $970,452 and the Company will continue to incur losses until sales for its products increase. The Company will continue to fund its operations through working capital.

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

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 2001 and 2002 and the six-months ended June 30, 2003 and 2002.

By Currency


                                       December 31,            December 31,
                                       2001                    2002

U.S. Dollar                            31%                     27%

Canadian Dollar                        12%                     46%

Renminbi Yuan                          57%                     27%

Total                                  100%                    100%




                                       June 30, 2002           June 30, 2003

U.S. Dollar                            26%                     15%

Canadian Dollar                        48%                     66%

Renminbi Yuan                          26%                     19%

Total                                  100%                    100%

Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $1,334,159 and $965,968 for the six-months ended June 30, 2003 and 2002, respectively, all of which were paid in RMB.

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



Item 4. Controls and Procedures
-------------------------------

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

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 26 2003, the shareholders elected the following five persons to serve as directors until the next annual meeting:

                                   In Favour        Against     Withheld
                                   ---------        -------     --------
         Dr. Alexander Wick        9,249,115            0        49,694
         Dr. Longbin Liu           8,578,115            0       720,694
         Dr. Ken Z. Cai            9,249,615            0        49,194
         Dr. Y.K. Sun              9,249,815            0        48,994
         Mr. Philip Yuen           9,249,615            0        49,194

In addition, the shareholders ratified the reappointment of Moore Stephens Ellis Foster Ltd. as the Company's independent accountants as follows:

                  In Favour            Against              Withheld
                  ---------            -------              --------
                  9,257,076             22,400                  0


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on From 8-K.

     (a)  Exhibits.

     Exhibit No.

     31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

     32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  Reports on Form 8K.

          On May 29, 2003, the Company filed a Current Report on Form 8-K, regarding first quarter results for 2003.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DRAGON PHARMACEUTICAL INC.


                                              /s/ Matthew Kavanagh
Dated:   August 14, 2003                      ----------------------------------
                                              Matthew Kavanagh
                                              Director of Finance and Corporate
                                              Compliance and Corporate Secretary
                                              (duly authorized Officer and
                                              Principal Financial Officer)