Form 10-Q
period 2003-09-30
DRAGON PHARMACEUTICALS INC
filed 2003-11-19
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the transition period from _____ to _____

                         Commission file number 0-27937

                           DRAGON PHARMACEUTICAL INC.
        (Exact name of small business issuer as specified in its charter)

             Florida                                       65-0142474
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                    Identification No.)


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

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2003:
20,359,000

ITEM 1. FINANCIAL INFORMATION


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                           September 30,            December 31,
                                                                                                    2003                    2002
----------------------------------------------------------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities                                                    $          3,407,581      $         4,935,766
  Accounts receivable                                                                          1,287,409                  949,045
  Inventories                                                                                  1,094,053                1,208,277
  Prepaid and deposits                                                                           190,267                  154,551
----------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                           5,979,310                7,247,639

Fixed assets                                                                                   2,239,307                2,420,613

Due from related party - Hepatitis B vaccine project                                                 100                      100

Patent rights - related party                                                                    500,000                  500,000

Licence and permit                                                                             3,062,014                3,475,740
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $         11,780,731      $        13,644,092
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Bank loans                                                                        $                  -      $           483,162
  Accounts payable and accrued liabilities                                                     1,367,418                1,525,404
----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      1,367,418                2,008,566
----------------------------------------------------------------------------------------------------------------------------------
Commitments (Note 13)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,359,000 common shares                                               20,359                   20,334

Additional paid in capital                                                                    26,657,473               26,644,998

Accumulated other comprehensive (loss)                                                          (16,690)                 (35,011)

Accumulated deficit                                                                         (16,247,829)             (14,994,795)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    10,413,313               11,635,526
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $         11,780,731      $        13,644,092
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                  Compre-                      other         Total
                                               Common stock       Additional      hensive                    compre-        Stock-
                                            -------------------      paid-in       income        Deficit     hensive      holders'
                                            Shares      Amount       capital        (loss)   accumulated      income        equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                20,331,000   $20,331   $26,624,741             -   $(9,743,849)  $(25,008)   $16,876,215

Exercise of stock options for cash             3,000         3         1,497             -             -          -          1,500

Stock based compensation                           -         -        18,760             -             -          -         18,760

Components of comprehensive income (loss)
 - foreign currency translation                    -         -             -       (10,003)            -    (10,003)       (10,003)

- net (loss) for the year                          -         -             -    (5,250,946)   (5,250,946)         -     (5,250,946)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           $(5,260,949)
                                                                               =============

Balance, December 31, 2002                20,334,000   $20,334   $26,644,998                $(14,994,795)  $(35,011)   $11,635,526
===============================================================================             ========================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                                          Accumulated
                                                                                     Compre-                    other        Total
                                              Common stock         Additional        hensive                  compre-        Stock-
                                          ---------------------       paid-in         income       Deficit    hensive      holders'
                                            Shares      Amount        capital         (loss)    ccumulated     income       equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 20,334,000   $20,334   $26,644,998            -   $(14,994,795)  $(35,011)  $11,635,526

Exercise of stock options for cash             25,000        25        12,475                                               12,500

Components of comprehensive income (loss)
 - foreign currency translation                     -         -             -        18,321             -     18,321        18,321

- net (loss) for the year                           -         -             -    (1,253,034)   (1,253,034)         -    (1,253,034)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive (loss)                                                            $(1,234,713)
                                                                                ============

Balance, September 30, 2003                20,359,000   $20,359   $26,657,473                $(16,247,829)  $(16,690)  $10,413,313
================================================================================             ======================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                              Three Months      Three Months       Nine Months        Nine Months
                                                                 Ended              Ended             Ended              Ended
                                                             September 30,      September 30,     September 30,      September 30,
                                                                  2003              2002               2003              2002
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                         $ 1,151,646       $ 3,777,326         $2,823,654       $ 6,176,292

Cost of sales                                                     353,998           460,987            882,267           825,977
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                      797,648         3,316,339          1,941,387         5,350,315

Selling, general and
  administrative expenses                                        (861,161)       (1,157,646)        (2,553,462)       (3,570,684)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                                      (186,674)         (186,580)          (555,869)         (548,687)

Net write off of land-use right and fixed assets                        -                 -                  -            (1,225)

Research expenses                                                 (25,884)         (350,003)           (25,884)       (2,121,370)

New market development                                             (6,577)           (9,816)           (30,291)         (172,139)

Provision for doubtful debts                                       (3,257)           (5,533)           (44,668)          (86,082)

Loan interest expense                                                (862)           (6,586)            (5,251)          (62,601)

Stock-based compensation                                                -                 -                  -                 -
------------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                          (286,766)         1,600,175        (1,274,038)       (1,212,473)

Interest income                                                     4,185            26,224             21,004            76,126
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                               $ (282,581)       $ 1,626,399      $ (1,253,034)     $ (1,136,347)
====================================================================================================================================

(Loss) per share
      Basic and diluted                                         $   (0.01)          $   0.08         $   (0.06)        $   (0.05)
====================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                        20,344,652        20,334,000         20,337,590        20,334,000
====================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                                2003                    2002
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                                                         $      (1,253,034)        $    (1,136,347)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of fixed assets and amortization of
          licence and permit                                                                 719,100                 548,686
     - net write off of land-use right and fixed assets                                            -                   1,225
     - provision for doubtful debts                                                           44,668                  86,082
  Changes in non-cash working capital items:
     - accounts receivable                                                                  (383,032)             (2,630,750)
     - inventories                                                                           114,224                  (1,833)
     - prepaid expenses and deposits                                                         (35,716)                (13,686)
     - accounts payable and accrued liabilities                                             (157,987)                (35,920)
     - management fees payable - related parties                                                   -                (134,000)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            (951,777)             (3,316,543)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of fixed assets                                                                  (123,732)               (140,626)
  (Increase) decrease in restricted funds                                                    510,000               2,629,955
  Acquisition of Patent rights                                                                     -                (500,000)
  Acquisition of balance of Huaxin                                                                 -              (1,400,000)
  Refundable investment deposits                                                                   -                 400,000
  Recovery from Hepatitis B Vaccine Project                                                        -                 500,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             386,268               1,489,329
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
Loan proceeds                                                                               (483,162)             (2,404,055)
Proceeds from issuance of shares                                                              12,500                   1,500
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            (470,662)             (2,402,555)
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                    17,986                  (6,132)
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                    (1,018,185)             (4,235,901)

Cash and cash equivalents, beginning of period                                             4,425,766               6,306,129
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $       3,407,581        $      2,070,228
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

2.   Restricted Funds


     ---------------------------------------------------------------------------------------------------------
                                                                             September 30,        December 31,
                                                                                      2003                2002
     ---------------------------------------------------------------------------------------------------------

     Cash and cash equivalents                                                 $ 3,407,581         $ 4,425,766
     Term deposits held as collateral against bank loans                                 -             510,000
     ---------------------------------------------------------------------------------------------------------

     Cash and short term securities                                            $ 3,407,581         $ 4,935,766
     =========================================================================================================

3.   Accounts Receivable

     ---------------------------------------------------------------------------------------------------------
                                                                                 September 30,    December 31,
                                                                                          2003           2002
     ---------------------------------------------------------------------------------------------------------

     Trade receivables                                                           $ 1,526,776      $ 1,141,896
                                                                                    (323,694)        (279,018)
     Allowance for doubtful accounts
     ---------------------------------------------------------------------------------------------------------
                                                                                   1,203,082          862,878
                                                                                      84,327           86,167
     Other receivables
     ---------------------------------------------------------------------------------------------------------
                                                                                 $ 1,287,409        $ 949,045
     =========================================================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Inventories


     ---------------------------------------------------------------------------------------------------------
                                                                                  September 30,   December 31,
                                                                                           2003           2002
     ---------------------------------------------------------------------------------------------------------

     Raw materials                                                                    $ 163,076      $ 135,710
                                                                                         35,406         88,857
     Finished goods
                                                                                        895,570        983,710
     Work in progress
     ---------------------------------------------------------------------------------------------------------
                                                                                    $ 1,094,053    $ 1,208,277
     =========================================================================================================

5.   Fixed Assets

     -------------------------------------------- --------------------------------------------------------------
                                                                           September 30, 2003
                                                  --------------------------------------------------------------
                                                                               Accumulated            Net book
                                                             Cost             depreciation             value
     -------------------------------------------- ------------------- ---------------------- -------------------

     Motor vehicles                                        $ 140,406               $ 69,668            $ 70,738
     Office equipment and furniture                          414,240                202,353             211,887
     Leasehold improvements                                1,066,884                425,792             641,092
     Production and lab equipment                          2,148,949                833,358           1,315,591
     -------------------------------------------- ------------------- ---------------------- -------------------

                                                         $ 3,770,479            $ 1,531,171          $2,239,308
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
     ============================================ =================== ====================== ===================

     For the nine months ended September 30, 2003, depreciation expenses totalled $305,038(2002 - $277,260). The majority of fixed assets are located in China.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

6.   Due from Related Party - Hepatitis B Vaccine Project

     ----------------------------------------------------------------- -------------------- --------------------
                                                                            September 30,        December 31,
                                                                                     2003                2002
     ----------------------------------------------------------------- -------------------- --------------------

     Hepatitis B Vaccine Project                                               $4,000,000         $4,000,000

     Less : Repayment                                                            (500,000)          (500,000)
            Valuation allowance                                                (3,499,900)        (3,499,900)
     ----------------------------------------------------------------- -------------------- --------------------

                                                                                   $  100             $  100
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

     The amount owing by Dr. Liu to the Company is unsecured. The Company has chosen, given the significant amount involved and the lack of security, to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100. The amount owing was not repaid on the due date and the Company is pursuing collection.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

8.   Licence and permit

     ---------------------------------------------------------------------------
                                               September 30,   December 31,
                                                        2003           2002
     ---------------------------------------------------------------------------

     Original cost                               $,5,012,582     $5,012,582
     Accumulated amortization                      1,950,568      1,536,842
     ---------------------------------------------------------------------------

                                                 $ 3,062,014     $3,475,740
     ===========================================================================

     Amortization expense for the licence and permit for the nine months ended September 30, 2003 was $414,062 (2002 - $414,024)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2003     (balance of the year)      $138,000
         2004                                $552,000
         2005                                $552,000
         2006                                $552,000
         2007                                $552,000

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of licence and permit, and other events.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

9.   Bank Loans

     -------------------------------------------------------------------------------------------------------------
                                                                                   September 30,      December 31,
                                                                                            2003              2002
     -------------------------------------------------------------------------------------------------------------

     RMB 4,000,000, bearing interest at 3.394% per annum and due on February 26,
     2003. The loan was secured by the term deposit. $ - $ 483,162
     -------------------------------------------------------------------------------------------------------------

     Total                                                                                   $ -         $ 483,162
     =============================================================================================================

     The weighted average interest rate was 3.394% and 5.265% for the nine months ended September 30, 2003 and 2002.

10.  Income Taxes

     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws.

          Allwin and Biotrade are not subject to income taxes. As at September 30, 2003, $3.7 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at September 30, 2003, the company has estimated losses, for tax purposes, totalling approximately $8,200,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


          ---------------------------------------------------------------------------------------------------
                                                                                September 30,   December 31,
                                                                                         2003           2002
          ---------------------------------------------------------------------------------------------------
                  Tax losses carried forward                                      $ 2,790,000    $ 2,560,000
                  Stock-based compensation                                              6,400          6,400
                  Provision for amount owing from Hepatitis B Vaccine
                  Project                                                           1,118,000      1,118,000
                  Less: valuation allowance                                        (3,914,400)    (3,684,400)
          ---------------------------------------------------------------------------------------------------
                                                                                  $         -   $          -
          ===================================================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Income Taxes (continued)

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended September 30, 2003 and 2002 are as follows:

          ----------------------------------------------------------------------
                                                           2003           2002
          ----------------------------------------------------------------------
          Federal statutory income tax rate                 34%            34%
          Benefit of loss carry forward                    (34%)          (34%)
          ----------------------------------------------------------------------

          Effective income tax rate                          -              -
          ======================================================================


11.  Stock Options and Warrants

     (a)  Stock Options Plans

          During the six months ended June 30, 2003 the Company granted options to purchase 500,000 shares at a price of $0.68 per share, at a time when the market price was $0.48 per share.

          The following is a summary of the employee stock option information for the period ended September 30, 2003:

          ------------------------------------------------------------------------------------------------
                                                                                         Weighted Average
                                                                         Shares           Exercise Price
          ------------------------------------------------------------------------------------------------

          Options outstanding at December 31, 2001                      2,969,500            $   1.92
          Granted                                                         920,000            $   1.70
          Forfeited                                                      (598,500)           $   2.30
          Exercised                                                        (3,000)           $   0.50
          ------------------------------------------------------------------------------------------------

          Options outstanding at December 31, 2002                      3,288,000            $   1.82
          Granted                                                         500,000            $   0.68
          Forfeited                                                      (296,000)           $   1.67
          Exercised                                                       (25,000)           $   0.50
          ------------------------------------------------------------------------------------------------

          Options outstanding at September 30, 2003                     3,467,000              $ 1.68
          ================================================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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
       Exercise         Number       Contractual       Exercise           Number          Exercise
        Prices        Outstanding       Life             Price          Exercisable        Price
------------------------------------------------------------------- ----------------------------------

     $0.01 - $1.00     1,716,500          1.69         $   0.55          1,566,500        $   0.54

     $1.01 - $2.00       440,500          3.57         $   1.70            440,500        $   1.70

     $2.01 - $3.00        60,000          1.11         $   2.50             60,000        $   2.50

     $3.01 - $4.00     1,275,000          2.12         $   3.13          1,275,000        $   3.13
                       -----------    -----------     ---------          ----------       --------
                       3,467,000          2.08         $   1.68          3,342,000        $   1.72
                       ===========    ===========     =========          ==========       ========


          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

          ------------------------------------------------------------ -------------------- --------------------
                                                                           September 30,        September 30,
                                                                                    2003                 2002
          ------------------------------------------------------------ -------------------- --------------------
          Net (loss) for the period:
          - as reported                                                     $(1,253,034)         $(1,136,347)
          - pro-forma                                                       $(1,253,034)         $(1,136,347)
          ------------------------------------------------------------ -------------------- --------------------

          Basic and diluted (loss) per share:
          - as reported                                                     $(0.06)              $(0.05)
          - pro-forma                                                       $(0.06)              $(0.05)
          ------------------------------------------------------------ -------------------- --------------------


DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Stock Options and Warrants (continued)

     (b)  Warrants

          Share purchase warrants outstanding as at September 30, 2003:

            Number           Underlying      Exercise Price
          of Warrants          Shares          Per Share        Expiry Date
          -----------          ------          ---------        -----------
             50,000            50,000            $1.70         November 15, 2004
          1,000,000*        1,000,000            $2.50         January 14, 2007


          * See Note 7

12.  Related Party Transactions

     (a) The Company incurred the following expenses to a director (2002: two directors) of the Company:

     ---------------------------------------------------------------------------
                                              September 30,    September 30,
                                                       2003             2002
     ---------------------------------------------------------------------------

     Management fees                               $ 40,000         $172,500
     ===========================================================================


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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

(c)  see Notes 6 and 7 also.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

        2003                                 $ 117,733
        2004                                   487,813
        2005                                   489,053
        2006                                   492,771
        2007                                   368,136
        2008 - 2009                            470,904
        ----------------------------------------------
        Total                               $2,426,410
        ==============================================

14.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                     September 30, 2003        December 31,2002
     ---------------------------------------------------------------------------
     ASSETS
     North America                           $3,225,045              $4,144,668
     China                                    7,624,810               9,020,882
     Others                                     930,876                 478,542
     ---------------------------------------------------------------------------
     Total                                  $11,780,731             $13,644,092
     ===========================================================================


     ---------------------------------------------------------------------------
                                     Nine months ended        Nine months ended
                                    September 30, 2003       September 30, 2002
     ---------------------------------------------------------------------------
     REVENUE
     North America                         $         -              $         -
     China                                   1,773,709                2,097,292
     Others                                  1,049,945                4,079,000
     ---------------------------------------------------------------------------
     Total                                 $ 2,823,654              $ 6,176,292
     ===========================================================================

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

On July 27, 1999, Dragon acquired a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"), which manufactures EPO in China. The Company increased the efficiencies in the production of EPO and successfully achieved commercial production during the last quarter of calendar 1999. In January 2002 the Company purchased the balance of Huaxin for $1,400,000.

On September 6, 2000, Dragon incorporated Allwin Biotrade Inc. ("Biotrade"). Biotrade was incorporated for the purpose of marketing and distributing biopharmaceutical products outside China. On September 15, 2000, Dragon incorporated Dragon Pharmaceutical (Canada) Inc. ("Dragon Canada"). Dragon Canada was incorporated for the purpose of researching and developing new biopharmaceutical products.

During the third quarter, the Company reviewed all facets of its EPO production and decided not to continue with the EPO production using bioreactors. As a result of our review, the Company doubled the capacity of the EPO production using roller bottle in order to fulfill demand in China and the developing countries. In addition, the Company has undertaken to obtain more data on the EPO cell line using roller bottle in accordance with the legislated requirements in Europe and the United States. This will upgrade our registration documents and positively differentiate Dragon from other low price EPO producers in developing countries where the Company, through its licensees, meets tough competition. These developing countries requires more documentation regarding the safety of the products.

The Company has contracted with a European Institute of Biotechnology, that may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology available today will be used by the Company to enter the European market, once certain competitor's patents expire.

RESULTS OF OPERATIONS

REVENUES. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending September 30, 2003 was $1,151,646 compared to $3,777,326 for the three-month period ending September 30, 2002. Sales in and outside of China were $742,467 and $409,179, respectively during the three-month period ending September 30, 2003. Sales during the three-month period ending September 30, 2002 were $745,326 in China and $3,032,000 outside of China. The overseas sales during the three-month period ending September 30, 2002 included delivery of a $3,000,000 bulk order to be used by the purchaser for new drug research and development. Cost of sales for the three-months ended September 30, 2003 of $353,998 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended September 30, 2002 was $460,987. The gross profit margin was 69% for the three-month period ending September 30, 2003 and 88% for the three-month period ended September 30, 2002. The profit margin decreased during the three months ended September 30, 2003 because the Company decided to sell and sold some product with short-term expiry dates at a reduced price and because there was not a large bulk order in the current periodRevenue for the nine-month period ending September 30, 2003 was $2,823,654 compared to $6,176,292 for the nine-month period ending September 30, 2002. Sales in and outside of China were $1,773,708 and $1,049,946, respectively during the nine-month period ending September 30, 2003. Sales during the nine-month period ending September 30, 2002 were $2,097,292 in China and $4,079,000 outside of China. The overseas sales during the nine-month period ending September 30, 2002 included delivery of a $3,700,000 bulk order to be used by the purchaser for new drug research and development. Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001. Interest income for the three-months period ended September 30, 2003 was $4,185 compared to $26,224 for the three-month period ended September 30, 2002. Interest income for the nine-months period ended September 30, 2003 was $21,004 compared to $76,126 for the nine-month period ended September 30, 2002.

Interest income has decreased as interest rates have declined and as the cash balance has decreased to fund the Company's operations.

EXPENSES. Total operating expenses for the three-months ended September 30, 2003 were $1,084,414. The major expenses incurred in the third quarter of 2003 were selling expenses of $368,380 representing 34% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended September 30, 2003 included rent of $68,680, salaries and benefits of $204,960, $42,964 in travel costs and legal fees of $47,620. No management fees were paid to directors for services during the third quarter of 2003.

Other significant expenses for the third quarter include the depreciation of fixed assets and amortization of license and permit of $186,674.

Comparatively, total operating expenses for the three-months ended September 30, 2002 were $1,716,164. The major expenses incurred in the third quarter of 2002 were research and development expenses of $350,000 and the selling expenses of $459,199 representing 20% and 27% of total expenses, respectively. Administrative expenses represent the remaining major expense items.

Significant operating expenses for the three-months ended September 30, 2002 included consulting fees of $130,535, loan interest of $6,586, rent of $121,375, salaries and benefits of $143,278, $90,017 in travel costs and management fees of $76,451. Management fees include $57,500 incurred to two directors for services during the third quarter of 2002.

Other   significant   expenses  for  the  third  quarter  of  2002  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $186,580.

Total operating expenses for the nine-months ended September 30, 2003 were $3,215,425. The major expense incurred in the nine-months ended September 30, 2003 was selling expense of $1,161,719 representing 36% of total expenses. The remaining expense items are primarily administrative expenses.

Significant operating expenses for the nine-months ended September 30, 2003 included rent of $280,796, salaries and benefits of $594,938, $143,357 in travel costs and a bad debts provision of $44,668. Management fees of $40,000 were paid to a director for services during the nine-months ended September 30, 2003.

Other significant expenses for the nine-months ended September 30, 2003 include the depreciation of fixed assets and amortization of license and permit of $555,869.

Comparatively, total operating expenses for the nine-months ended September 30, 2002, were $6,562,788. The major expenses incurred in the nine-months ended September 30, 2002 were research and development expenses of $2,121,370 and the selling expenses of $1,410,306 representing 32% and 21% of total expenses, respectively. Administrative expenses represent the remaining expense items.

Significant operating expenses for the nine-months ended September 30, 2002 included bad debt write offs of $86,082, consulting fees of $441,815, loan interest of $62,601, rent of $292,767, salaries and benefits of $409,234, $352,507 in travel costs and management fees of $1,209,087. Management fees include $172,500 paid to two directors for services during the nine-months ended September 30, 2002.

Other significant expenses for the second half of 2002 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $548,687 and new market development of $172,139.

Overall, expenditures have decreased in 2003 from 2002 levels as the Company has streamlined operations, closed its Beijing and Hong Kong representative offices and diligently pursued cutting costs in all areas, where practical.

NET AND COMPREHENSIVE LOSS. Dragon had a net loss and a comprehensive loss of $282,581 for the three-month period ending September 30, 2003 compared to income of $1,626,399 for the same period last year.

The Company's net and comprehensive loss of $1,253,034 for the nine-month period ending September 30, 2003 compared to $1,136,347 for the same period last year.

DUE FROM RELATED PARTY - HEPATITIS B VACCINE PROJECT. Dr. Longbin Liu exercised his right to repurchase the Hepatitis B vaccine project from the Company for the original purchase price of $4 million, of which $500,000 has been paid and the balance of $3.5 million, plus interest accruing at 6% per annum from September 2002, was due September 5, 2003. Dr. Liu paid $500,000 at the time of the repurchase but did not pay the balance of $3.5 million plus accrued interest, due September 5, 2003.

The Company fully intends to pursue collection of the full amount owing and has commenced legal action. The Board of Directors has removed Dr. Liu as Chairman of the Board of Directors and has demanded that he step down as a Director of the Company. Dr. Liu has declined to step down as a Director at this time.

BASIC AND DILUTED NET LOSS PER SHARE

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during three-month and nine-month periods ended September 30, 2003. The loss per share for the three-month period ended September 30, 2003 was $0.01 and the loss per share for the nine-month period ended September 30, 2003 was $0.06. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of September 30, 2003, the Company had $3,407,581 in cash available. This cash, the $1,287,409 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,611,892 at September 30, 2003.

During the nine-months ended September 30, 2003, the Company incurred losses of $1,253,034 and the Company will continue to incur losses until sales for its products increase. The Company will continue to fund its operations through working capital.

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

The following table sets forth the percentage of the Company's administrative expense by currency for the years ended December 31, 2001 and 2002 and the nine-months ended September 30, 2003 and 2002.

By Currency

                                          December 31,        December 31,
                                          2001                2002

U.S. Dollar                               31%                 27%

Canadian Dollar                           12%                 46%

Renminbi Yuan                             57%                 27%

Total                                     100%                100%


                                          September 30,       September 30,
                                          2002                2003

U.S. Dollar                               26%                 12%

Canadian Dollar                           47%                 64%

Renminbi Yuan                             27%                 24%

Total                                     100%                100%

Such administrative expense by currency may change from time to time. Further, the Company incurred expenses in China of $1,867,597 and $1,983,450 for the nine-months ended September 30, 2003 and 2002, respectively, all of which were paid in RMB.

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

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our first fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Dragon Pharmaceutical Inc. v. Longbin Liu, Supreme Court of British Columbia, Canada, No. S036057, filed November 10, 2003. On November 2003, we filed a complaint against our Director and former Chairman for payment of $3,500,000, plus interest calculated at 6% per annum, due on September 5, 2003, pursuant to the terms of the Acquisition Agreement related to Hepatitis B Vaccine Project entered into by the Company and the defendant on October 6, 2000, as amended on June 5, 2001. The Company is currently in the process of serving the complaint against the defendant.

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

                                              DRAGON PHARMACEUTICAL INC.
                                                    (registrant)


Dated:   November 14, 2003                    /S/ Matthew Kavanagh
                                              ----------------------------------
                                              Matthew Kavanagh
                                              Director of Finance and Corporate
                                              Compliance and Corporate Secretary
                                              (duly authorized Officer and
                                              Principal Financial Officer)