Form 10KSB
period 2003-12-31
DRAGON PHARMACEUTICALS INC
filed 2004-04-23
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2003

                         Commission File Number 0-27937

                           DRAGON PHARMACEUTICAL INC.
                      (Exact name of small business issuer)


                  Florida                                       65-0142474
------------------------------------------------          ----------------------
(State of other jurisdiction of incorporation or             (I.R.S. Employer
                       organization)                      Identification Number)


                        1055 Hastings Street, Suite 1900
                       Vancouver, British Columbia V6E 2E9
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (604) 669-8817
                                 --------------
               (Registrant's telephone number including area code)


Securities  registered  under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     ------      ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of March 15, 2004 was $14,538,360.

The number of shares outstanding of the issuer's common stock as of March 15, 2004, was 20,462,000.

Documents incorporated by reference: None

                                     PART I
ITEM 1.  BUSINESS

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception, all of which factors are set forth in more detail in the sections entitled "Item 1. Business Risks Associated With Dragon Pharmaceutical" and "Item 6. Management's Discussion and Analysis or Plan of Operation" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

     As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

     We are a pharmaceutical and biotechnological company whose business plan is to develop and manufacture pharmaceutical products in China and market pharmaceutical products in China and developing countries. In 1999, we acquired a 75% interest in a drug manufacturing company called Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China and are implementing our proprietary technology, which allows Nanjing Huaxin to produce drugs such as EPO in an efficient and cost-effective manner. Our strategy is to use our biotechnological expertise to produce and market pharmaceutical products primarily in China and developing countries at a competitive cost and enter the market of developed countries with licensees when the patent situation allows it. We acquired the remaining 25% interest in Nanjing Huaxin in January 2002, and now have an 100% interest in Nanjing Huaxin.

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

     For its initial 75% interest, Allwin Newtech agreed to contribute approximately $1,000,000 and its technology to Sanhe Kailong. For its initial 25% interest, Sinoway Biotech was to contribute a contract to purchase a license to manufacture EPO and other drugs in China and a right to acquire a long-term lease of 25 acres of land at a pharmaceutical park located in the Yanjiao Special Economic Zone, China. Upon our acquisition of Allwin Newtech, we assumed Allwin Newtech's interest in Sanhe Kailong Bio-pharmaceutical. To increase Allwin Newtech's position from 75% to 95% in Sanhe Kailong, on March 19, 1999, we agreed to pay $250,000 and to issue 250,000 shares of our common stock to Sinoway Biotech. Sinoway Biotech will continue to hold the remaining 5% interest. Two of our current directors serve as directors of Sanhe Kailong. At this time, we have neither contributed the $1,000,000 for research and development nor our technology to Sanhe Kailong. We have paid $250,000 to Sinoway Biotech to increase our interest in the joint venture but have not yet issued the 250,000 shares of stock. Due to our acquisition of Nanjing Huaxin and its license to manufacture EPO, we determined not to pursue EPO manufacturing through the Sanhe Kailong joint venture. Consequently, the contract to purchase a drug manufacturing license held by Sinoway Biotech was not deemed necessary and was therefore not contributed to Sanhe Kailong. Sanhe Kailong was formed by Allwin Newtech for the purpose of the joint venture. Neither we nor Allwin Newtech had an affiliation with Sinoway Biotech prior to the joint venture's formation. Currently, Sanhe Kailong has no operations and the Company has decided to dissolve Sanhe Kailong.

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

     Originally, we contemplated entering the EPO market by acquiring an EPO license and building a manufacturing facility through our interest in Sanhe Kailong. This strategy would have required a large capital investment by us. In light of the anticipated capital investment in Sanhe Kailong, we acquired an interest in Nanjing Huaxin that has an existing facility and necessary permits and licenses prior to the acquisition, Nanjing Huaxin had been producing an estimated 300,000 vials of EPO per year and marketed its EPO under the name "Ning Hong Xin."

Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. In 2003, 2002 and 2001, Nanjing Huaxin manufactured approximately

2 million, 3.3 million and 3.3 million doses respectively. As part of our business strategy, we have supplied management assistance and capital investment to upgrade Nanjing Huaxin's facilities and implemented our production technology to increase production efficiency and decrease production costs. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military. We had no affiliation with Nanjing Medical Group or Nanjing Huaxin Biotech prior to entering into the share transfer agreement.

     Nanjing Huaxin currently produces EPO in China for kidney dialysis and surgery applications

Recent Events

     Letter of Intent to Acquire Oriental Wave Holding Ltd. On March 24, 2004, we announced that we entered into a letter of intent to acquire Oriental Wave Holding Ltd. in a merger in which we will be the survivor company. If the proposed merger is consummated, the resulting ownership of the combined company will be approximately 31.65% for Dragon shareholders and approximately 68.35% for Oriental Wave shareholders.

     Oriental Wave Holding Ltd, incorporated in the British Virgin Islands, is a holding company of a China-based pharmaceutical company engaged in the production of chemical intermediates and active pharmaceutical ingredients and formulation, marketing and sale of chemical generic drugs. Based on its 2003 audited financial statements, Oriental Wave Group had revenues of $26 million and earnings of $7.5 million.

     Oriental Wave Group currently has two Chinese State Food and Drug administration ("SFD&A") certified GMP production facilities on stream: a pharmaceutical facility with a capacity of producing 1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year as well as a chemical plant producing clavulanic acid by a fermentation process. A third facility is under construction for the production, by fermentation, of 7-ACA, an intermediate for Cephalosporin antibiotics. Oriental Wave Group has a total of approximately 280 drug approvals from the SFD&A of which about 35, mainly anti-infectious drugs, were actively exploited in China in 2003.

     On completion of the proposed merger, the combined company will be reorganized into three major divisions: a Chemical Drug division, a Chemical Intermediate division and a Biotech division

     Completion of the proposed merger is subject to a number of conditions including the completion of a definitive agreement and all required regulatory and shareholder approvals.

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

     While EPO has been tested to be effective in treating anemia and sold worldwide for over US$9 billion in 2003, other drugs and treatments currently exist or are in development that can treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to the Chinese customer than EPO. The inability of EPO to compare favorably to these alternative drugs would have an adverse affect on our business objectives.

     Slow-Release EPO. In June 2001, we entered into an agreement related to a novel, slow-release formulation for EPO with Transworld Pharmaceuticals Corp. of Portugal and Renapharm AB of Sweden. In the meantime, the best formulation within a series of different compositions, all carrying the same slow release agent, has been chosen and put into stability trials in a pre-filled syringe form. This was a highly significant development for us that may ultimately be instrumental in placing us beside the leaders in the EPO marketplace.

     The agreement provides us with sole worldwide manufacturing rights as well as exclusive marketing rights to Asia, including China, Japan, Korea, and Southeast Asia. Transworld Pharmaceuticals, an international distributor of blood related products and biotechnology drugs and our licensee for EPO in a large number of countries, will have exclusive marketing rights to all markets outside Asia.

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

     The potential market for sustained release or long-lasting EPO is estimated by industry analysts at $5 billion per year, with application in the treatment of anemia in patients with kidney failure and cancer patients undergoing chemotherapy.

     Prior to the late 2004 expiry of the EPO gene patent, generic forms of EPO may only be sold in non-patent covered markets outside North America, the European Union, Japan, Australia, and New Zealand. Given that our slow-release formulation incorporates our generic EPO, initial sales will focus on the developing world markets not protected by the EPO gene patent. After 2004, our slow-release formulation would not be restricted by any existing patents and would be eligible for marketing worldwide, excluding North America.

     We plan to proceed with preclinical studies following which we will file our submission with the Chinese SDA seeking permission to begin clinical trials. Three pilot batches have been manufactured using EPO bulk material from Nanjing Huaxin and are now undergoing stability testing. The formulation will be put through a full development process if certain criteria are met. According to our agreement, each partner will participate in the final development of the formulation. Dr. Bo Danielson MD, PhD, Managing Director of Renapharm and developer of this slow-release formulation, will serve as lead clinical and technical advisor to the project. Dr. Danielson is recognized as a world expert on EPO, having participated in over 75 published clinical studies involving EPO.

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

     Dragon acquired co-development rights to a CHO cell system for the production of TPO in May of 2000, with Dragon's portion of remaining product development costs fixed at $60,000. Dragon has decided to no longer pursue TPO because of unfavorable results in the cell-line development.

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

     Our research partner has worked towards completing the cloning of the G-CSF gene and has commenced cell line development. In view of the remaining development time, if completed (estimated at 1.5 to 2 years) and the approximate cost of $1.5 million (in addition to the $0.5 million already spent) Dragon has agreed to abandon this project. Since we consider G-CSF as an important product and complementary to EPO, we have signed a contract with Suzhou Zhonkai Bio-pharmaceuticals Company Limited for an exclusive right to distribute its G-CSF product world-wide, excluding China, where the product has been successfully marketed for years.

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

     Diabetes is the name given to a disorder of glucose level in the blood, which is primarily related to defects in insulin production, regulation, or reception. The most frequent forms of insulin disorders are Type I and Type II diabetes. All Type I or IDDN (insulin-dependent diabetes mellitus) diabetics require insulin therapy, as do approximately 20% of Type II or NIDDM (non-insulin dependent diabetes mellitus) patients.

     1998 worldwide incidence of diabetes was estimated at 135 million people, 10% of whom have Type I disease. This figure is projected to double to 300 million by 2025 due to improved diagnosis, aging of the population, diet, obesity and lifestyle. The cost of insulin varies greatly between countries, from a low of $3 per vial to over $20 per vial. Among the major producers of injectable recombinant insulin are Novo Nordisk and Eli Lilly, each with over 40% of the world market. Hoechst and several other companies account for the remaining 20%. Novo-Nordisk's and Eli Lilly's patent on human insulin expired in 2002.

     From a market perspectives and the need for heavy investment for both the final development and production installations have incited the Board not to pursue this project any further. A comprehensive agreement with our research partner on refunding Dragon for a portion of the development costs paid previously has been signed on April 4, 2004.

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

     On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering Limited, a Hong Kong corporation owned by Dr. Longbin Liu and Mr. Philip Yuen, two directors of the Company (at the time the acquisition agreement was entered into, Dr. Liu was our President and CEO). Under the terms of the acquisition agreement, we paid $4 million to Alphatech Bioengineering for its rights and technology relating to the production of Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells including the culturing of such cells, which act as a host expression system for the production of Hepatitis B vaccine protein, and the purification of Hepatitis B vaccine protein from the culture of such cells.

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

     The $3.5 million owed by Dr. Liu to us is unsecured. We have requested that Dr. Liu provide collateral for the amount due to us; however, Dr. Liu, while reaffirming his intention to abide by the terms of the amended agreement and pay the amount owing plus accrued interest when due, has declined to do so. As a result, during the fourth quarter of 2002, we wrote the full amount due to us less a nominal amount of $100.

     Further, because Dr. Liu did not pay us the full amount due to us on September 5, 2003, we have commenced legal action against him. A comprehensive agreement has been reached with Dr. Liu on the amount owing related to the Hepatitis B Vaccine and other Projects. (See below and also Item 3. Legal Proceedings.)

Research and Development

     During the third quarter, the Company reviewed all facets of its EPO production and decided not to continue with the EPO production using bioreactors. As a result of our review, the Company doubled the capacity of the EPO production using roller bottle technology in order to fulfill demand in China and the developing countries. In addition, the Company has undertaken to obtain more data on the EPO cell line using roller bottle technology in accordance with the legislative requirements in Europe and the United States. This will upgrade our registration documents and positively differentiate Dragon from other low price EPO producers in developing countries where the Company, through its licensees, meets competition. These developing countries requires more documentation regarding the safety of the products.

     The Company has contracted with a European research institute that has developed a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology available today will be used by the Company to enter the European market, once certain competitor's patents expire.

     Further, we are conducting research and development to develop and market other pharmaceutical drugs. In order to save costs, we do not have our own research department. However, as discussed below, we have entered into certain agreements with Dr. Longbin Liu, a Director of the Company (who was our President and CEO at the time of the transactions), or with companies in which Dr. Liu may control or have an interest into develop new project for us. These agreements have lead to conflicts of interests.

     We entered into a Patent Development Agreement dated January 14, 2002 with Dr. Liu, who was our President and CEO at that time, and Novagen Holding Inc. ("Novagen") whereby we have the first right to select and acquire one patent resulting from the discovery of a new gene or protein. This option to acquire a patent has a term of three years from the date of the agreement. Novagen is a research and development company located in Vancouver. Under the agreement Novagen and Dr. Liu shall be responsible for all development costs up to filing of the patent application. We will be required to reimburse Novagen and Dr. Liu for legal costs related to the patent filing and will be responsible for all costs related to the subsequent development and commercialization of the project.

     In consideration of the rights under this agreement, we have paid Dr. Liu and Novagen $500,000 and issued warrants exercisable for 1,000,000 of our shares at an exercise price of $2.50 per share for a term of five years. If we choose not to select a project patent within the three years following the execution of the agreement, Dr. Liu's warrants may be cancelled.

     We have also entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct certain development projects on behalf of us in consideration of our providing funding for the projects. Dr. Liu has agreed to conduct projects for the research and development of G-CSF and recombinant Human Insulin protein and it is the work of him and his scientists that are referred to above as our research partners.

     In view of the slow progress, the availability of alternatives, the desire to avoid conflict of interest issues in the future and, in some cases, the high investment costs associated with bring the drugs into production, the Company has reached a settlement with its research partners to discontinue further development of the drugs and recover some of the development costs paid to date. On April 4, 2004, the Company entered into an agreement with Dr. Longbin Liu and his affiliate to settle the amount owing to the Company from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. It is a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004. See Item 3. Legal Proceedings.

International Market outside of China

     Through our wholly owned subsidiary, Allwin Biotrade Ltd., we have entered into a series of marketing and license agreements. In general, Allwin Biotrade Ltd. has entered into an exclusive or non-exclusive marketing and license agreement with a local pharmaceutical distribution companies to sell, formulate, vial and package our EPO. In most cases the local pharmaceutical distribution company is responsible for obtaining, at its expense, all registration from applicable regulatory authorities in order to permit the sale of our EPO in the covered area. Further, the local pharmaceutical distribution company has the right of first refusal for the sale of additional biotechnological or pharmaceutical drugs for which Allwin Biotrade may from time to time have right to licenses or sublicense. The marketing and license agreements range from five to seven years, and are subject to renewals. Currently, Allwin Biotrade has marketing and license agreements covering 135 countries.

     Due to the initial implementation of the marketing and licensing agreement, and the seeking of regulatory approval to sell EPO in these countries, sales have only started in 2002 (in India, Egypt and Peru) and have significantly increased in the first two countries and started in Brazil in 2003. A significant sale of bulk EPO for research purposes occurred in 2002.

China's EPO Market

     We believe that sales of EPO in the Chinese market can be increased in the future because lower sales prices dictated by the state authorities make the treatment more accessible to patients who could benefit from it.

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

     There are several sources of EPO, both foreign and domestic, in the Chinese marketplace. First, Amgen and Kirin service the market through offshore production facilities. However, the price to the consumer is high because of tariffs and a value added taxes that combined add about 30% to the cost per vial. Second, there are approximately ten existing domestic producers of EPO similar to Nanjing Huaxin. We believe that EPO can be freely produced and sold in China without infringing the patent rights of Kirin-Amgen (the U.S. patent holder) because no administrative protection was filed with the China before EPO was exported to China. Furthermore, EPO is not currently subject to the U.S.-China agreement on intellectual property.

     We believe that a lower price would allow non-governmental workers the ability to afford EPO and would increase the likelihood of EPO being included on the reimbursement list of drugs that are supplied at no charge to government workers with prescriptions. We currently sell EPO at the price imposed by the Chinese Government. Production for the years ended December 31, 2003, 2002, 2001 and 2000 were approximately 2,000,000, 3,300,000, 3,300,000 and 500,000 doses.
We plan to maintain our costs by producing domestically in China, thus avoiding import duties. Comparative sales were 1.2 million vialed doses in 2003, 850,000 vialed doses in 2002, 595,000 doses during 2001 and 389,000 doses in 2000. Dragon also had sold some EPO in bulk during 2002 for research purposes for $3.7 million.

Competition

     The world market for EPO is approximately $9 billion in annual sales and is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

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

     Due to China's growing market for pharmaceutical products, competition among drug producers is expected to increase during 2004. We anticipate that the EPO producers with the strongest marketing networks, best quality and price, and highest market shares will survive to service the EPO market in China. Dragon has set up the necessary organization in China to become a significant player.

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

Intellectual Property, Government Approvals and Regulations

     We have received legal advice that the development, production or marketing of EPO in China is not subject to U.S. patents currently held by Kirin-Amgen because no corresponding patent was filed in China. Also, no administrative protection has been filed on EPO with the Chinese government authorities by
Kirin-Amgen.  In  addition,  we do  not  anticipate  that  any  such  patent  or administrative protections will be imposed by U.S.-China agreements on intellectual property. As a result, we have not sought to obtain any rights or licensing from patent holders for the production or marketing of EPO in China. However, there is no assurance that U. S. patent holders or licensees may not attempt to assert claims of patent infringement in order to curtail or prevent our production and sale of EPO in China.

     The development and manufacture of EPO requires a license and permit from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to make and sell EPO for kidney dialysis applications and for surgery patients. The Good Manufacturing Practices license remains valid until August 18, 2005, and is renewable at that time. There are no restrictions on the license or permits other than the requirement that the EPO drug be manufactured in compliance with Chinese Good Manufacturing Practices, and the drug may be sold for authorized medical purposes (such as anemia).

     Our technology is not protected by any patents or copyrights nor do we intend to seek any such protection. We require all our research employees to sign confidentiality agreements regarding their work. However, without patent or copyright protection, we may not be able to prevent duplication of our vector technology by competitors.

Doing Business in China

     Our business is being conducted in China and will be subject to its political, social and economic environment. China is controlled by the Communist Party of China. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. However, the Chinese central government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy. Accordingly, the Chinese government actions in the future, including any decision not to continue to support current economic reform programs and to return to a more centrally planned economy, or regional or local variations in the implementation of economic reform policies, could have a significant effect on economic conditions in China or particular regions thereof. Economic development may be further limited by the imposition of austerity measures intended to reduce inflation, the inadequate development or maintenance of infrastructure or the unavailability of adequate power and water supplies, transportation, raw materials and parts, or a deterioration of the general political, economic or social environment in China, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Geographical Breakdown.

     We recently entered into new marketing and license agreements for the sale of our EPO outside of China. Sales of $2,258,747 were made within China and sales of $1,389,149 were made outside of China during the year ended December 31, 2003.

Segments

     We operate in one segment only. We focus on the development and sale of pharmaceutical products.

Suppliers

     Nanjing Huaxin produces the materials for EPO. The medium used for culturing cells is commercially available from several sources.

Customers

     Our customers in China are those who were previous customers through Nanjing Huaxin. Our International customers have been added through contracts entered into over the last three years and will be expanded as our product becomes registered in additional countries1

Employees

     As of December 31, 2003, we had 9 employees in North America. Nanjing Huaxin has approximately 150 employees in China. None of our workforce is unionized and there have not been any labor disputes.

Risks Associated with Dragon Pharmaceutical

     There are certain risks associated with an investment in Dragon including the following.

     We have incurred losses since our inception. We have incurred losses since our founding and for the year ended December 31, 2003, reported a net loss of $1,994,734. There is no assurance that we will be able to develop a sufficient sales of our products be profitable.

     We may need additional capital to finance our operations and to develop new products. Because we currently do not have sufficient revenues to support our activities, we intend to fund our operations with our current working capital. If our losses continue, we will be required to raise additional capital to fund our operations and finance our research and development. Traditionally, we have relied primarily on the sale of common stock to meet our operations and capital requirements. Any equity financing could result in dilution to our then-existing stockholders. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing stockholders. If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

     There are technical risks associated in commercializing our technology which could delay or reduce the realization of lower cost production of EPO. A key to our future success is the ability to produce EPO and other drugs at lower costs than our competitors. Although we are currently utilizing a technology to produce EPO at lower costs, our method for producing EPO on a commercial basis has only recently begun. Further, although results from recent independent tests and our early production results have been encouraging, the ability of our technology to commercially produce EPO or other drugs at consistent levels is still being evaluated.

     The exercise of outstanding warrants and options may dilute existing stockholders and could substantially increase the number of shares which may be sold into the market. As of December 31, 2003, there were warrants outstanding to purchase 1,050,000 shares (of which 1 million were to be cancelled as part of the settlement with Dr. Liu) at prices ranging from $1.70 to $2.50 per share. Further, we have granted options to purchase an additional 2,599,000 shares of common stock with a weighted average exercise price of $2.04 per share. Given the limited existing market in our common stock, the sale into the market of significant amounts of additional common stock may have the effect of depressing our stock share price.

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

ITEM 2.  PROPERTIES

     Our corporate administrative offices are located at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9. The Company leases the 6,432 square foot premise for an amount escalating from CDN$200,000 to CDN$230,000 (approximately $155,000 to $178,000) per annum until March 31, 2007.

     Huaxin currently leases a 90,000 square foot production facility in Nanjing, China at 293-2 Zhong Shan Dong Road, Nanjing, China for an amount of RMB$2,700,000 (approximately $326,000) per annum, until June 11, 2009.

     We closed our representative office in Beijing and terminated the lease on Company representative office in Hong Kong on April 30, 2003.

     Management believes all of our existing facilities adequately meet our current needs.

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

     On April 4, 2004, the Company, Dr. Longbin Liu and Novagen, a company controlled by Dr. Liu, entered into a comprehensive settlement to settle the amount owed to the Company by Dr. Liu as a result of his acquisition of the Hepatitis B Project. The settlement agreement provides that the Hepatitis B Project and Patent and Project Development agreements dated January 14, 2002, as amended, have been cancelled. Further, pursuant to the settlement agreement, the G-CSF, Insulin and Hepatities B Projects, including rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due on December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. The warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. It is a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004

     Finally, as part of the settlement agreement each party agreed to mutually release the other party for any prior claims against each other.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Our common stock began quotation on the OTC Bulletin Board under the symbol "DRUG" on October 9, 1998. In addition, our shares of common stock are listed on the Toronto Stock Exchange. The OTC Bulletin Board represents our primary market. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years as quoted with OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             -------------------------------- -------------------------
                                                    Common Stock
             -------------------------------- -------------------------
             Quarter Ended                          High           Low
             -------------------------------- ----------- -------------
             December 31, 2003                     $1.70         $0.82
             September 30, 2003                    $1.18         $0.41
             June 30, 2003                         $0.89         $0.25
             March 31, 2003                        $0.70         $0.48

             December 31, 2002                     $0.95         $0.60
             September 30, 2002                    $1.49         $0.75
             June 30, 2002                         $1.95         $1.07
             March 31, 2002                        $1.90         $1.53

Holders

     As of March 15, 2004, there were approximately 87 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

Dividend Policy

     We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect earnings, if any, will be retained to finance the growth of the Company.

Recent Sales of Unregistered Securities

     None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of our future performance or results, and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors." This section should be read in conjunction with our consolidated financial statements.

Executive Summary

     At December 31, 2003, the Company had total assets of $11,136,000 and current assets of $5,622,000. For the year ended December 31, 2003, the Company had sales of $3,648,000 and a net loss of $1,995,000 compared to sales of $7,362,000 and a net loss of $5,251,000 for the year ended December 31, 2002.

     Until the Company can increase its sales of its primary product, EPO, the Company will continue to incur losses. International sales increased during 2003 as the Company's products have received regulatory approval in more countries allowing our distribution agents to sell our products. The increase in international sales was offset by a decrease in China sales. Sales decreased in China due in part to competitors reducing their price for their products. In addition, the SARS epidemic adversely affected a patient's ability and willingness to seek purchases of our products. Finally, during 2003, the Company reorganized its sales force that adversely affect sales. The Company has since revised its China sales organization, and sales have increased in the first part of 2004.

     Sales during 2002 included a bulk sale of EPO for research purposes in the approximate amount of $3,700,000. During 2002, the Company also wrote-off $3,290,000 due from a related party which is currently subject to litigation. Neither of these events occurred in 2003.

     In an effort to increase its revenues, the Company has entered into a letter of intent to merge with another pharmaceutical company. The merger is subject to a number of conditions, including entering into a definitive agreement. See "Recent Events" under Item 1.

     At December 31, 2003, the Company believes that it has a sufficient amount of working capital for the current year.

     Funds required to finance our operations, marketing efforts and administrative expenses aexpected to come primarily from operating revenues with the remainder from working capital. The Company believes that it has sufficient working capital to meet its needs for the next 12 months.

Results of Operations

For the Fiscal Years Ended December 31, 2003 and 2002

     Revenues. Revenues were derived primarily from the sale of EPO. Revenues for the year ended December 31, 2003 were $3,648,149 compared to revenues of $7,362,248 for the year ended December 31, 2002. Sales in and outside of China were $2,258,747 and $1,389,402 respectively during the year ended December 31, 2003 compared to $3,002,898 and $4,359,350, respectively during the year ended December 31, 2002. The sales during 2002 outside of China included delivery of a $3.7 million in orders to one customer to be used for new drug research and development. No similar sale occurred in 2003. Cost of sales for the year ended December 31, 2003 was $1,184,896 compared to $978,637 for the year ended December 31, 2002. The cost of sales is attributed to the production costs of our pharmaceutical products. During the year ended December 31, 2003, we had interest and other income of $138,802. Interest and other income for the year ended December 31, 2002, was $146,989. Interest income is related primarily to interest earned on cash received from sales and the private placements of common stock during the third quarter of 2001.

     Expenses. Total expenses for the year ended December 31, 2003, were $4,427,789. The major expenses for the year ended December 31, 2003 was selling expenses of $1,527,672 representing 35% of total expenses. The remaining major expense items were EPO development costs of $206,178 and administrative expenses, including office and miscellaneous expenses of $105,792, legal and auditing of $159,094, rent of $377,134, travel of $224,072 and salaries and benefits of $809,266. During 2003, we closed our representative offices in Hong Kong and Beijing.

     Net and Comprehensive Loss. Dragon incurred an operating loss for the year ended December 31, 2003 of $2,089,536 compared to operating income of $118,968 for the year ended December 31, 2002. The Company had a net losses of $1,994,734 and $5,250,946, respectively for the years ended December 31, 2003 and 2002

     Basic and Diluted Net Loss Per Share. Dragon's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the year 2003. The loss per share for the years ended December 31, 2003 and 2002 were $0.10 and $0.26. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

     Dragon is a development stage pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its subsidiary, Nanjing Huaxin. The Company has previously raised funds through equity financings to fund its operations and to provide working capital. As of December 31, 2003 and 2002, the Company's working capital was $4,194,145 and $5,239,073, respectively. The decrease in working capital during 2003 was due to the repayment of the bank loan and the requirement to fund operations.

     As of December 31, 2003, the Company had $3,126,667 in cash available. This cash, the $1,265,676 in accounts receivable, the $3,500,000 owed to the Company in repayment for the Hepatitis B Vaccine Project and anticipated sales will be used to fund the ongoing operations and research and development during the upcoming year.

ITEM 7.  FINANCIAL STATEMENTS

         The following Financial Statements pertaining to Dragon are filed as part of this annual report:

         Report of Independent Accountants..................................F-1
         Year-end Consolidated Balance Sheets..........-....................F-2
         Year-end Consolidated Statements of Stockholders' Equity...........F-3
         Year-end Consolidated Statements of Operations.....................F-5
         Year-end Consolidated Statements of Cash Flows.....................F-6
         Notes to Consolidated Financial Statements.........................F-7

MOORE STEPHENS
ELLIS FOSTER LTD.
CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 737-8117  Facsimile: (604) 714-5916
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

DRAGON PHARMACEUTICAL INC.
& SUBSIDIARIES

We have audited the consolidated balance sheets of Dragon Pharmaceutical Inc. & Subsidiaries ("the Company") as at December 31, 2003 and 2002 and the related consolidated statements of stockholders' equity for the years ended December 31, 2003 and 2002, and the consolidated statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with generally accepted accounting principles in the United States.





Vancouver, Canada                         /s/ "MOORE STEPHENS ELLIS FOSTER LTD."
March 19, 2004, except note 19                     Chartered Accountants
  which is as of April 6, 2004

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------
                                                 2003                     2002
--------------------------------------------------------------------------------
ASSETS
Current
  Cash and short term securities                   $   3,126,667   $  4,935,766
  Accounts receivable                                  1,265,676        949,045
  Inventories                                          1,090,464      1,208,277
  Prepaid and deposits                                   139,595        154,551

--------------------------------------------------------------------------------

Total current assets                                   5,622,402      7,247,639
Property and equipment                                 2,089,352      2,420,613
Due from related party - Hepatitis B vaccine project         100            100
Patent rights - related party                            500,000        500,000
License and permit                                     2,924,198      3,475,740
--------------------------------------------------------------------------------
Total assets                                       $  11,136,052   $ 13,644,092
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
  Bank loans                                       $      -        $    483,162
  Accounts payable and accrued liabilities             1,428,257      1,525,404
--------------------------------------------------------------------------------
Total current liabilities                              1,428,257      2,008,566
--------------------------------------------------------------------------------

Commitments (Note 16)
Stockholders' Equity
Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,462,000 common shares
    (December 31, 2002 - 20,334,000 common shares)       20,462          20,334
Additional paid in capital                           26,708,870      26,644,998
Accumulated other comprehensive (loss)                  (32,007)        (35,011)
Accumulated deficit                                 (16,989,530)    (14,994,795)
--------------------------------------------------------------------------------
Total stockholders' equity                            9,707,795      11,635,526
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $ 11,136,052    $ 13,644,092
================================================================================
The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                 Compre-                      other      Total
                                             Common stock        Additional      hensive                     compre-     Stock-
                                         -------------------        paid-in      income       Deficit       hensive      holders'
                                         Shares       Amount        capital      (loss)   accumulated        income      equity
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001             20,331,000   $ 20,331   $ 26,624,741           -  $(9,743,849)    $ (25,008)  $16,876,215
Exercise of stock options for cash          3,000          3          1,497           -            -            -         1,500
Stock based compensation                        -          -         18,760           -            -            -        18,760
Components of comprehensive income (loss)
  - foreign currency translation                -          -              -     (10,003)            -      (10,003)     (10,003)
 - net (loss) for the year                      -          -              -  (5,250,946)   (5,250,946)           -   (5,250,946)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                         $(5,260,949)
                                                                             ============
Balance, December 31, 2002             20,334,000   $ 20,334   $ 26,644,998              $(14,994,795)   $ (35,011)  $ 1,635,526
=============================================================================            =======================================

The accompanying notes are an integral part of these financial statements.

                                      F-3

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                                 Compre-                    other       Total
                                             Common stock      Additional       hensive                    compre-      Stock-
                                         -------------------      paid-in        income       Deficit      hensive    holders'
                                         Shares      Amount       capital        (loss)   accumulated       income      equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           20,334,000    $ 20,334   $26,644,998            -  $(14,994,795)   $ (35,011) $11,635,526

Exercise of stock options for cash      128,000         128        63,872            -             -             -      64,000

Components of comprehensive income (loss)
 - foreign currency translation               -           -             -         3,004            -        3,004        3,004

- net (loss) for the year                     -           -             -    (1,994,735)  (1,994,735)           -   (1,994,735)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                        $(1,991,731)
                                                                            ============
Balance, December 31, 2003            20,462,000  $ 20,462    $26,708,870               $(16,989,530)  $ (32,007)   $9,707,795
============================================================================            ========================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                                   2003               2002               2001
------------------------------------------------------------------------------------------------------------------------------

Sales                                                                   $     3,648,149   $      7,362,248   $      3,073,885

Cost of sales                                                                 1,184,896            978,637            583,878
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                  2,463,253          6,383,611          2,490,007

Selling, general and administrative expenses                                (3,391,430)        (5,015,029)        (5,328,110)

Depreciation of property and equipment and
  amortization of license and permit                                          (743,080)          (736,361)          (597,042)

Net write off of land-use right and property and equipment                    (165,912)            (6,731)            (1,012)

New market and EPO development expenses                                       (216,560)          (200,109)          (316,290)

Provision for doubtful accounts                                                (29,450)          (216,709)           (57,300)

Loan interest expense                                                           (6,357)           (70,944)          (154,644)

Stock-based compensation                                                              -           (18,760)           (51,975)
------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                     (2,089,536)            118,968        (4,016,366)

Development of insulin, G-CSF and rhTPO                                               -        (2,100,000)                  -

Write-down of amount owing from related party -
   Hepatitis B Vaccine Project                                                        -        (3,289,900)          (210,000)

Interest and other income                                                       138,802            146,986            250,458
------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes and minority interest                              (1,950,734)        (5,123,946)        (3,975,908)

Income taxes                                                                     44,000            127,000                  -
------------------------------------------------------------------------------------------------------------------------------

Loss before minority interest                                               (1,994,734)        (5,250,946)        (3,975,908)

Minority interest                                                                     -                  -            240,603
------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the year                                                 $   (1,994,734)   $    (5,250,946)   $    (3,735,305)
==============================================================================================================================

(Loss) per share - basic and diluted                                    $        (0.10)   $         (0.26)   $         (0.21)
==============================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                                      20,348,195         20,331,750         17,810,411
==============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                    2003                2002              2001
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                                              $    (1,994,734)    $    (5,250,946)  $    (3,735,305)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - stock-based compensation expense                                                -              18,760            51,975
     - depreciation of property and equipment and
          amortization of license and permit                                     952,798             936,463           597,042
     - minority interests                                                              -                   -         (240,603)
     - net write off of land-use right and property and equipment                165,912               6,731             1,012
     - provision for doubtful debts                                               29,450             153,084            57,300
     - write-down of amount owing from Hepatitis B Project                             -           3,289,900           210,000
  Changes in non-cash working capital items:
     - accounts receivable                                                     (346,080)             179,557         (200,110)
     - inventories                                                               117,813           (112,417)         (621,819)
     - prepaid expenses and deposits                                              14,956            (14,211)          (43,406)
     - accounts payable and accrued liabilities                                 (97,147)             206,466         (116,882)
     - management fees payable - related parties                                       -           (234,000)           234,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                             (1,157,032)           (820,613)       (3,806,796)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) investing activities
  Purchase of property and equipment                                           (235,366)           (277,266)         (352,069)
  (Increase) decrease in restricted funds                                        510,000           2,629,955         (892,342)
  Acquisition of Patent rights                                                         -           (500,000)                 -
  Acquisition of balance of Huaxin                                                     -         (1,400,000)                 -
  Repayment from (investment in) Hepatitis B vaccine project                           -             500,000                 -
  Refundable investment deposits                                                       -             400,000                 -
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 274,634           1,352,689       (1,244,411)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
  Loan proceeds (repayment)                                                    (483,162)         (2,404,183)           689,065
  Proceeds from issuance of shares, net of issuance costs                         64,000               1,500         6,575,500
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (419,162)         (2,402,683)         7,264,565
-------------------------------------------------------------------------------------------------------------------------------

(Gain) loss on cash held in foreign currency                                       2,461             (9,756)                69
-------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             (1,299,099)         (1,880,363)         2,213,427

Cash and cash equivalents, beginning of year                                   4,425,766           6,306,129         4,092,702
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $      3,126,667    $      4,425,766  $      6,306,129
===============================================================================================================================

Supplemental disclosure of cash flow information

  Interest expense paid                                                 $          6,357    $         70,944  $        154,644
  Income tax paid                                                       $              -    $              -  $              -
===============================================================================================================================


The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

1.        Nature of Business

          The Company was formed on August 22, 1989 as First Geneva Investments Inc. under the laws of the State of Florida. The Company changed its name to Dragon Pharmaceutical Inc. on August 31, 1998. Pursuant to a share exchange agreement, dated July 29, 1998, the Company acquired 100% of the issued and outstanding shares of Allwin Newtech Ltd. ("Allwin") by issuing 7,000,000 common shares of the Company. This transaction was accounted for as a reverse acquisition.

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

2.        Change in Accounting Policies

          Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement requires that intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized over its useful life or estimated useful life. Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

          The adoption of SFAS No. 142 does not have a material impact on the company's consolidated financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.        Significant Accounting Policies

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

          (c)  Property and equipment

               Property and equipment are recorded at cost. Depreciation is based on the estimated useful lives of the assets and is computed using the straight-line method.

               Depreciation is provided over the following useful lives:

                  Motor vehicle                      5 years
                  Lab equipment                      8 years
                  Office equipment and furniture     5 years
                  Leasehold improvements             Term of lease (5 -10 years)
                  Production equipment               10 years

               Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flow expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets' carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

               Effective  January 1, 2002,  the  company  adopted  Statement  of
               Financial Accounting Standards (SFAS) No. 144. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Ling-Lived Assets to Be Disclosed of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SAFS No. 144 did not have a material impact on the company's consolidated financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.        Significant Accounting Policies   (continued)

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

          (g)  Advertising Expenses

               The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2003 and 2002.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.        Significant Accounting Policies   (continued)

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

               The carrying value of cash and cash equivalents, term deposits, accounts receivable, bank loans, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of December 31, 2003, the Company did not have any deposits above insured limits.

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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------


3.        Significant Accounting Policies   (continued)

          (k)  License and Permit

               License and permit, in relation to the production and sales of pharmaceutical products in China, is amortized on a straight-line basis over ten years.

               License and permit is tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

          (l)  Cash and Cash Equivalents

               Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturities of three months or less. As at December 31, 2003, cash equivalents consist of commercial papers and redeemable term deposits.

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

          (o)  Stock-based Compensation

               The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation", as amended by SFAS No. 148
               "Accounting for Stock-based Compensation - Transition and Disclosure - An amendment of SFAS No. 123". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.        Significant Accounting Policies   (continued)

          (p)  Loss Per Share

               Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share for the because common stock equivalents consisting of options to acquire 2,599,000 common shares and warrants to acquire 1,050,000 common shares that are outstanding at December 31, 2003 are anti-dilutive, however, they may be dilutive in future.

          (q)  Accounting for Derivative Instruments and Hedging Activities

               The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

               Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The adoption of SFAS 133 does not have an impact on the Company's financial statements.

          (r)  New Accounting Pronouncements

               In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation clarifies how to identify variable interest entities and how the Company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which the Company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003. The Company has not determined the impact FIN 46 may have on the consolidated financial statements.

               In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the implementation of SFAS No. 149 to have a material impact on its consolidated financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

3.        Significant Accounting Policies   (continued)

          (r)  New Accounting Pronouncements (continued)

               In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 30, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of SFAS No. 150 to have a material impact on its consolidated financial statements.

               In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) did not impact our consolidated financial position or results of operations.

               In December, 2003, the American Institute of Certified Public Accountants and Securities and Exchange Commission ("SEC") expressed the opinion that rate-lock commitments represent written put options, and therefore be valued as a liability. The SEC expressed that they expect registrants to disclose the effect on the financial statement of recognizing the rate-lock commitments as written put options, for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin (SAB) No. 105. SAB No. 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has not yet determined the impact on the consolidated financial statements of SAB No. 105, which must be implemented for loan commitments entered into on or after April 1, 2004. The Company is currently analyzing the impact of the SEC's position and will, if required, account for its loan origination commitments as prescribed.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

4.       Restricted Funds

--------------------------------------------------------------------------------
                                                            2003            2002
--------------------------------------------------------------------------------

Cash and cash equivalents                            $ 3,126,667      $4,425,766
Term deposits held as collateral against bank loans            -         510,000
--------------------------------------------------------------------------------

Cash and short term securities                       $ 3,126,667     $ 4,935,766
================================================================================

5.       Accounts Receivable

--------------------------------------------------------------------------------
                                                            2003            2002
--------------------------------------------------------------------------------

Trade receivables                                    $ 1,524,465     $ 1,141,896
Allowance for doubtful accounts                         (298,284)      (279,018)
--------------------------------------------------------------------------------
                                                       1,226,181         862,878
Other receivables                                         39,495          86,167
--------------------------------------------------------------------------------
                                                     $ 1,265,676       $ 949,045
================================================================================

6.       Inventories

--------------------------------------------------------------------------------
                                                            2003            2002
--------------------------------------------------------------------------------
Raw materials                                          $ 129,650       $ 135,710
Finished goods                                           107,833          88,857
Work in progress                                         852,981         983,710
--------------------------------------------------------------------------------
                                                    $ 1,090,464      $ 1,208,277
================================================================================

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

7.       Property and equipment

--------------------------------------------------------------------------------
                                                                2003
                                                    ----------------------------
                                                     Accumulated       Net book
                                         Cost       depreciation         value
--------------------------------------------------------------------------------

Motor vehicles                       $140,423           $ 75,996        $ 64,427
Office equipment and furniture        414,759            221,076         193,683
Leasehold improvements              1,089,006            418,888         670,118
Production and lab equipment        1,595,450            708,841         886,609
Idle equipment                        555,339            280,824         274,515
--------------------------------------------------------------------------------
                                  $ 3,794,977        $ 1,705,625     $ 2,089,352
================================================================================


--------------------------------------------------------------------------------
                                                                 2002
                                                    ----------------------------
                                                     Accumulated       Net book
                                         Cost       depreciation         value
--------------------------------------------------------------------------------
Motor vehicles                      $ 140,388           $ 50,103        $ 90,285
Office equipment and furniture        385,462            144,199         241,263
Leasehold improvements              1,065,313            336,503         728,810
Production and lab equipment        2,052,260            692,005       1,360,255
--------------------------------------------------------------------------------
                                  $ 3,643,423        $ 1,222,810      $2,420,613
================================================================================

For the year ended December 31, 2003, depreciation expenses totalled $400,715 (2002-$384,530, 2001 - $344,614). The majority of fixed assets are located in China.

Idle equipment includes certain bioreactor equipment which were replaced during 2003. It was the Company's intention to dispose of these assets in the near future. At December 31, 2003, its net book value was $399,515 and a provision of $125,000 was provided to reflect its estimated fair value of $274,515. The provision has been included in Net write off of land-use right and property and equipment.

8.    Due from Related Party - Hepatitis B Vaccine Project

--------------------------------------------------------------------------------
                                                       2003                2002
--------------------------------------------------------------------------------

Hepatitis B Vaccine Project                      $4,000,000          $4,000,000

Less : Repayment                                   (500,000)           (500,000)
       Valuation allowance                       (3,499,900)         (3,499,900)
--------------------------------------------------------------------------------
                                                     $  100               $  100
================================================================================

(a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction was a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, with two shareholders who are both directors of the Company.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

8.   Due from Related Party - Hepatitis B Vaccine Project (continued)

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

               The amount owing by Dr. Liu to the Company is unsecured. The Company has chosen, given the significant amount involved and the lack of security, to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100. See note 19(b) also.

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

     The issuance and exercisable of warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of patent applications. The US$500,000 will be refunded to the Company if no patent applications have been filed by January 14, 2005. See note 19(b) also.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

10.  License and permit

     ---------------------------------------------------------------------------
                                                       2003                2002
     ---------------------------------------------------------------------------

     Original cost                              $ 5,012,582         $ 5,012,582
     Accumulated amortization                    (2,088,384)         (1,536,842)
     ---------------------------------------------------------------------------

                                                  $ 2,924,198       $ 3,475,740
     ===========================================================================

     Amortization expenses for the license and permit for the year ended December 31, 2003 was $552,083 (2002 - $551,933, 2001 - $450,200)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

     2004                       $552,000
     2005                       $552,000
     2006                       $552,000
     2007                       $552,000
     2008                       $552,000

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of license and permit, and other events.

11.  Bank Loans

     ---------------------------------------------------------------------------
                                                       2003                2002
     ---------------------------------------------------------------------------

     RMB 4,000,000, bearing interest at 3.394%
     per annum and due on February 26, 2003.
     The loan was secured by the term deposit.         $ -            $ 483,162
     ===========================================================================

     The weighted average interest rate was 5.265% and 5.265% for the years ended December 31, 2003 and 2002, respectively. The bank loan was repaid during the year ended December 31, 2003.

12.  Income Taxes

     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws.

     Allwin and Biotrade are not subject to income taxes. As at December 31, 2003, $4.1 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings remitted.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

12.  Income Taxes (continued)
          As at December 31, 2003, the company has estimated losses, for tax purposes, totalling approximately $9,520,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

     ---------------------------------------------------------------------------
                                              2003           2002           2001
     ---------------------------------------------------------------------------

     Tax losses carried forward        $ 3,237,000    $ 2,560,000    $ 1,175,000
     Stock-based compensation                6,400          6,400         17,700
     Provision for amount owing from                                           0
       Hepatitis B Vaccine Project       1,118,000       1,118,00              -
     Less: valuation allowance          (4,361,400)    (3,684,400)   (1,192,700)
     ---------------------------------------------------------------------------
                                      $          -   $          -    $         -
     ===========================================================================


     A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the years ended December 31, 2003, 2002 and 2001 are as follows:

     ---------------------------------------------------------------------------
                                              2003           2002           2001
     ---------------------------------------------------------------------------
     Federal statutory income tax rate     (34.0%)        (34.0%)        (34.0%)

     Operations taxed at lower rate in
     foreign jurisdiction                   (2.6%)         (2.7%)             -
     Tax exempted income                   (13.6%)        (21.4%)         (5.0%)
     Non-deductible expenses                22.4%          32.1%              -
     Non-recognition benefit of loss
     carry forward                          30.2%          28.5%          39.0%
     ---------------------------------------------------------------------------
                                             2.4%           2.5%              -
     ===========================================================================

13.  Stock Options and Warrants

     (a)  Stock Options Plans

          The Company charged $nil, $18,760 and $51,975 for the years ended December 31, 2003, 2002 and 2001, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. During the year ended December 31, 2003, the Company granted options to purchase 500,000 shares at a price of $0.68 per share, expiring April 3, 2008. The market price and fair value at the time of the grant of the options was $0.48.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

13.  Stock Options and Warrants   (continued)
          The following is a summary of the stock option information for the period ended December 31, 2003:
     ----------------------------------------------------- ---------------------
                                                                Weighted Average
                                                   Shares        Exercise Price
     ----------------------------------------------------- ---------------------

     Options outstanding at December 31, 2001   2,969,500          $   1.92
     Granted                                      920,000          $   1.70
     Forfeited                                   (598,500)         $   2.30
     Exercised                                     (3,000)         $   0.50
     -------------------------------------------------- ------------------------

     Options outstanding at December 31, 2002   3,288,000          $   1.82
     Granted                                      500,000          $   0.68
     Forfeited                                 (1,061,000)         $   0.90
     Exercised                                   (128,000)         $   0.50
     -------------------------------------------------- ------------------------

     Options outstanding at December 31, 2003   2,599,000          $   2.04
     ===========================================================================


                Options Outstanding                         Options Exercisable
     -------------------------------------------------- ------------------------
                                    Weighted
                                    Average    Weighted                Weighted
     Range of                      Remaining   Average                  Average
     Exercise         Number      Contractual  Exercise   Number       Exercise
      Prices       Outstanding       Life      Price    Exercisable      Price
     -------------------------------------------------- ------------------------

     $0.01-$1.00      888,500        2.77      $ 0.60      763,500      $   0.59

     $1.01-$2.00      375,500        3.32      $ 1.70      375,500      $   1.70

     $2.01-$3.00       60,000        0.86      $ 2.50       60,000      $   2.50
     $3.01-$4.00    1,275,000        1.87      $ 3.13    1,275,000      $   3.13
     ------------------------    --------   ---------   ----------    ----------
                    2,599,000        2.37      $ 2.04    2,474,000      $   2.11
                   ==========    ========   =========   ==========    ==========

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

13.  Stock Options and Warrants   (continued)

     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90% (2002
     - 90%, 2001 - 89%), and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the year was $0.48 (2002: $1.15; 2001: $1.80). Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

     ---------------------------------------------------------------------------
                                      2003             2002             2001
     ---------------------------------------------------------------------------

     Net (loss) for the year:
     - as reported                $(1,994,734)     $(5,250,946)     $(3,735,305)
     - pro-forma                  $(2,249,734)     $(6,312,839)     $(3,735,889)
     ---------------------------------------------------------------------------

     Basic and diluted (loss) per share:
     - as reported                     $(0.10)          $(0.26)          $(0.21)
     - pro-forma                       $(0.11)          $(0.31)          $(0.21)
     ---------------------------------------------------------------------------


     (b)  Warrants

          Share purchase warrants outstanding as at December 31, 2003:

            Number            Underlying    Exercise Price
          of Warrants           Shares        Per Share          Expiry Date
          -----------         ----------    --------------    -----------------
             50,000              50,000          $1.70        November 15, 2004
          1,000,000*          1,000,000          $2.50        January 14, 2007
          * See Note 9

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

14.  Related Party Transactions

     (a)  The Company  incurred the  following  expenses to two directors of the
          Company:

     ---------------------------------------------------------------------------
                                      2003             2002              2001
     ---------------------------------------------------------------------------

     Management fees              $ 40,000        $ 192,500         $ 336,000
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

14.  Related Party Transactions (continued)

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

          As at December 31, 2003, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes.

     (c)  see Notes 8, 9 and 19(b) also.

15.  Commitments

     (a) The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB
          2,700,000  (US$326,217)  per  annum  until  June  11,  2009,  and  the
          Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007. Minimum payments required under the agreements are as follows:

                 2004                              $ 499,831
                 2005                                501,162
                 2006                                505,156
                 2007                                371,285
                 2008                                326,217
                 2009                                144,744
            -----------------------------------------------------
                 Total                           $ 2,348,395
            =====================================================

     (b) The Company has contracted with a European Institute of Biotechnology, which may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $629,850 (EUROS 500,000) of which $503,880 (EUROS 400,000) remains unpaid at December 31, 2003.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

16.  Segmented Information

          The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                                    2003                    2002
     ---------------------------------------------------------------------------
          ASSETS
          North America                      $ 3,156,953              $4,144,668
          China                                7,079,241               9,020,882
          Others                                 899,858                 478,542
     ---------------------------------------------------------------------------
          Total                              $11,136,052             $13,644,092
     ===========================================================================


     ---------------------------------------------------------------------------
                              Year ended        Year ended            Year ended
                            December 31,      December 31,          December 31,
                                    2003              2002                  2001
     ---------------------------------------------------------------------------
         REVENUE
         North America        $        -        $        -           $         -
         China                 2,258,747         3,002,898             2,630,182
         Others                1,389,402         4,359,350               443,703
     ---------------------------------------------------------------------------
         Total                $3,648,149        $7,362,248            $3,073,885
     ===========================================================================

17.  Economic Dependence

     $3,700,000 in sales for the year ended December 31, 2002 were made to one customer, representing 50.26% of total sales for that year.

18.  Comparative Figures

     Certain 2001 and 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.

19.  Subsequent Events

     (a) The Company has entered into an letter of intent with Oriental Wave Holding Ltd. ("Oriental") whereby the Company would issued common shares in exchange for all the issued and outstanding shares of Oriental. The transaction is subject to the parties agreeing on a definitive agreement and approval by shareholders and the regulatory authorities.

          The transaction will result in the former shareholders of Oriental owning 68.35% of the issued and outstanding shares of the combined Company resulting in accounting principles applicable to reverse acquisition being applied to record the transaction. Under this basis of accounting, Oriental would be the acquirer and, accordingly, the consolidated entity would be considered to be a continuation of Oriental with the net assets of the Company deemed to have been acquired and recorded at fair market value.

DRAGON PHARMACEUTICALS INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

     (b) The Company has entered into an agreement with Dr. Longbin Liu to settle the amount owing to the Company from his acquisition of the Hepatitis B Project (note 8) as well as cancel the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

          In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. The warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. It is a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in timely alerting them to material information required to be included in this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth our directors and executive directors.

Name                    Position                                            Age
----                    --------                                            ---
Alexander Wick          President, Chief Executive Officer and Director     65
Longbin Liu             Director                                            40
Ken Z. Cai              Director                                            38
Philip Yuen Pak Yiu     Director                                            67
Dr. Yiu Kwong Sun       Director                                            60
James Harris            VP Marketing                                        50
Robert Walsh            Director, Corporate Development                     43
Matthew Kavanagh        Director, Finance and Compliance                    48

Background of Directors

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

     Longbin Liu, M.D. is a Director of Dragon. From September 1998 to September 2002, Mr. Liu was the President of Dragon. He has 17 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre where he had served since 1995, before joining Dragon in September 1998. Dr. Liu earned his medical degree from Hunan Medical University in 1983. Dr. Liu was the President and Chief Executive Officer of Dragon from September 1998 until his resignation in September 2002.

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

     Yiu Kwong Sun, M.D. is a Director of Dragon. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years. He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau. Dr. Sun has been a member of the Dr. Cheng Yu Tung Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

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

Director's Compensation

     Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant.

Code of Ethics

     Subject to board approval, management has adopted a code of ethics covering the Company's principal officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics has been filed as an exhibit to this Annual Report. Management intends to present the code of ethics for adoption at the next board meeting.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934 except for Dr. Wick who inadvertently filed a Form 4 reporting the grant of an option late.

ITEM 10.  EXECUTIVE COMPENSATION.

Compensation Summary

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer. No officer received compensation in excess of $100,000 during year 2003.


                           Summary Compensation Table

                              Annual Compensation                        Long Term Compensation
                       ----------------------------------   ----------------------------------------------
                                                                    Awards          Payout
                                                            ----------------------  ------
                                                            Restricted  Securities   LTIP     All Other
                                           Other Annual       Stock     Underlying  Payout   Compensation
                 Year  Salary  Bonus ($)  Compensation ($)   Award(s)   Options (#)   ($)         ($)
                 ----  ------  ---------  ----------------  ----------  ----------- ------   ------------
Alexander Wick   2003  $0 (1)    -0-            -0-             -0-       200,000     -0-         -0-
President        2002  $0 (1)    -0-            -0-             -0-           -0-     -0-         -0-



(1) Dr. Wick was appointed President in September 2002. He is not paid for his services, but is reimbursed for expenses he incurs in the course of performing his duties for the Company. In addition, he received an option to purchase 200,000 shares of common stock at $0.68 per share in 2003.

Option Grants in 2003

     The following table sets forth options granted to the named executive officer during the past fiscal year.

                                      Percent of Total
                Number of Securities  Options Granted
                Underlying Options    to Employees in  Exercise Base  Expiration
Name                Granted           Fiscal Year (1)   Price ($/sh)      Date
-------         -------------------   ---------------  -------------  ----------

Alexander Wick        200,000               40%            $0.68        4/3/08

Footnotes to Table

(1) Based on total options granted to employees in 2003 of 500,000.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no repricing of options for the fiscal year ended December 31, 2003.

Fiscal Year End Option Values

     The  following  table sets  forth for our  executive  officer  named in the
Summary   Compensation   Table  the   number  and  value  of   exercisable   and
un-exercisable options as at December 31, 2003.


                                           Number of Securities
                                           Underlying Unsecured         Value of Unexercised
                  Shares                         Options                In-The-Money Options
                 Acquired                  at December 31, 2003        at December 31, 2003(1)
                    on        Value      ---------------------------  -------------------------
     Name        Exercise  Realized ($)  Exercisable   Unexercisable  Exercisable Unexercisable
---------------  --------  ------------  -----------   -------------  ----------- -------------
Alexander Wick       -          -          275,000                      $50,000         $-


(1) Based upon the closing price of the Company common shares of $0.93 per share as of December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

     The following table shows the amount of our common stock beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by each of our executive officers and directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2004 and the number of shares of common stock outstanding as of that date is 20,462,000. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                          Shares Beneficially
                                                                Owned(1)
                                                       ------------------------
Name & Address of Beneficial Owner                     Number           Percent
----------------------------------                    ----------        -------
Zhibin Cai and Yu Fong Mei(2)
18 Main Street
Votian, Hubei, China                                   1,899,000          9.3%

Arbora Portfolio Management(3)
Gartenstrasse 38
Zurich, Switzerland                                    1,062,500          5.2%

                                                          Shares Beneficially
                                                                Owned(1)
                                                       ------------------------
Name & Address of Beneficial Owner                     Number           Percent
----------------------------------                    ----------        -------

Chow Tai Fook Nominee Limited (4)
DS Family Trust (4)
Li & Fang Enterprises Ltd. (4)
Chang Kuo Lung (4)
Yukon Health Enterprises Limited (4)
Kenny En Kai Ho (4)
Yuang Chen Chu Kuo (4)
Faith Equity Limited (4)
Global Equities Overseas Limited (4)
Goldpac Investments Partners Ltd. (4)
Philip Pak Yiu Yuen (4)
c/o Chow Tai Fook Nominee Limited
    31F New World Tower
    16-18 Queens Road Central, Hong Kong                7,050,000         34.5%

Hiu Min Liu(5)
5 Lin Hui City
Guan Zhen Lao Zheng Street
Hunan, China                                            2,247,000         11.0%

Alexander Wick,
President and Director                                  575,000(6)         2.8%

Longbin Liu,
Director                                                400,000(7)         2.0%

Ken Cai,
Director                                                300,000(7)         1.5%

Philip Pak Yin Yuen,
Director                                                831,500(4)(8)      4.1%

Yiu Kwong Sun,
Director                                                775,000(4)(9)      3.8%

All directors and executive officers as
  a group (8 persons)                                 2,816,500(10)       13.8%

----------------------------------

*    Represents less than one percent.

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners or publicly available, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Zhibin Cai and Yu Fong Mei are the parents of Dr. Ken Cai, one of our directors. They do not reside with Mr. Ken Cai.
(3) We have been unable to obtain information regarding the identity of the principals and affiliates of Arbora Portfolio Management.
(4) Based on Chow Tai Fook Nominee Limited's Schedule 13D filed with the SEC on October 29, 2003, which was filed as a group. Represents 2,000,000 shares beneficially owned by Chow Tai Fook Nominee Limited; 400,000 shares beneficially owned by the DS Family Trust; 125,000 shares beneficially owned by Li & Fang Enterprises Ltd; 497,500 shares beneficially owned by Chang Kuo Lung; 600,000 shares beneficially owned by Yukon Health Enterprises Limited; 560,000 shares beneficially owned by Kenny En Kai Ho; 160,000 shares beneficially owned by Yuang Chen Chu Kuo; 408,000 shares beneficially owned by Faith Equity Limited; 600,000 shares beneficially owned by Global Equities Overseas Limited; 1,543,000 shares beneficially owned by Goldpac Investments Partners Ltd.; and 156,500 shares beneficially owned by Philip Pak Yiu Yuen (each of the members of the group are collectively referred to as "Members").
          The Members have agreed to form a committee to represent the interests of the Members pursuant to a Shareholders Agreement datedI October 17,
     2003. The committee is comprised of representatives of six shareholder groups with each group consisting of certain Members. The initial committee members consists of David Chang (4868 Belmont Ave., Vancouver, B.C. V6T
     IA9), Yiu Kwong Sun (Room 2901 - 2 Wing On House, 71 Des Voeux Road, Central Hong Kong), Gary Ho, Philip Yuen (Wing Lung Bank Building, 11/F, 45 Des Voeux Road, Central Hong Kong), Joe Tai (Suite 620 - 1090 West Pender Street, Vancouver, B.C. V6E 2N7) and Yiu Kwong Sun (Room 2901 - 2 Wing On House, 71 Des Voeux Road, Central Hong Kong) with each committee member having a specified number of votes based on their respective group's ownership in Dragon. The total number of committee votes is 10,000 in the aggregate. All resolutions (except for resolution dealing with fundamental matters discussed below) of the committee shall be considered passed if such resolutions have been approved by committee members holding in the aggregate of more than 5,100 votes. Certain fundamental matters require the approval by committee representing in the aggregate 6,200 votes. Such fundamental matters include (i) Dragon acquiring or purchasing any securities or interest in any person or participate in any joint venture or strategic alliance which require Member approval as Dragon shareholders;
     (ii) decision relating to approval of Dragon selling, transferring or otherwise disposing all of its assets; (iii) decision relating to approval of Dragon selling, transferring or otherwise disposing of its intellectual property outside the ordinary course of business; (iv) decision relating to approval of Dragon engaging in any merger or amalgamation; (v) decision relating to approval of Dragon materially changing its business; (vi) decision relating to approval of Dragon issuing its securities that require shareholder approval; (vii) decision relating to approval of Dragon amending or changing its articles or bylaws or jurisdiction of existence; and (viii) decision relating to approval of Dragon instituting any proceeding for its liquidation. The Shareholders Agreement is for a period of two years unless terminated earlier. In addition, the Members have entered into Ownership Agreement dated of the same date that restricts the transfer of the Members' shares in Dragon.
(5) Hiu Min Liu is the sister of Dr. Longbin Liu, one of our directors. She does not reside with Dr. Liu.
(6)  Includes options to purchase 275,000 shares exercisable within sixty days.
(7)  Represents options exercisable within sixty days.
(8) Includes 56,500 shares of common stock owned and 175,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Global Equities Overseas Ltd. for which Mr. Yuen serves as director and officer.
(9) Includes 175,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as sole director.

(10) Includes options and warrants to acquire 1,560,000 shares of common stock. Also includes shares owned by Mr. Yuen and Yukon Health Enterprises Ltd. and Global Equities Overseas Ltd. Does not include shares held by other Members of the group disclosed in Note (4).

Equity Compensation Plan Information

     The shareholders of the Company approved the share option plan at the Annual General Meeting held on December 18, 2001. There are currently 4,500,000 shares reserved under the plan. As of March 15, 2004, there were options to acquire 2,599,000 shares of common stock outstanding.

     There were options to acquire 200,000 common shares at a price of $0.68 per share granted to Executive Officers during the past fiscal year.

     Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2003 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance. See also Note 13 to the Company's Financial Statements.



                                            A                              B                             C
                                ---------------------------     -------------------------    --------------------------

                                                                                                Number of securities
                                                                                              remaining available for
                                                                                               future issuance under
                                 Number of securities to           Weighted-average             equity compensation
                                 be issued upon exercise           exercise price of             plans (excluding
                                 of outstanding options,          outstanding options,        securities reflected in
       Plan Category                   and warrants                   and warrants                   column A)
----------------------------    ---------------------------     -------------------------    --------------------------

 Equity compensation plans              2,599,000                        $2.04                        712,000
   approved by security
          holders

 Equity compensation plans
      not approved by                   1,050,000                        $2.46                           0
     security holders

                                ---------------------------     -------------------------    ---------------------------
     Total                              3,649,000                        $2.16                        712,000


     The equity compensation plan not approved by security holders represents a warrant to purchase 1,000,000 shares of common stock at $2.50 per share granted to Dr. Liu and Novagen in connection with a Patent Development Agreement. These warrants expire on January 14, 2007 and may expire prior to that time under certain conditions. See Item 12. Certain Relationships and Related Transactions. Also included are warrants to purchase 50,000 shares at $1.70 per share, issued for consulting services. These warrants expire on November 14, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two fiscal years, we have been a party to transactions involving certain of our directors or executive officers. See also Items 8, 9, 14 and 19(b) to our Financial Statements.

     The Company has entered into a verbal agreement with a company controlled by Dr. Ken Cai, one of our directors. During 2002 we paid $80,000 and during 2003, we paid $40,000 to Dr. Cai's company. The agreement was terminated in June 2003. Dr. Cai's company provided oversight and management services to Company for its operations in China.

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

     In the event that the Company did not find an option regarding the Hepatitis B Vaccine project suitable to the Company within nine months from the date of the Amended Agreement, Dr. Longbin Liu, one of the principals of Alphatech, would repurchase the Hepatitis B Vaccine project for US $4.0 million, which was the purchase price that Dragon originally paid to Alphatech, and assume operational development. Dr. Liu was the President and CEO of Dragon at the time of both transactions. The Company decided not to pursue the project and Dr. Liu demanded to repurchase the project on the agreed terms. Dr. Liu has paid the Company US $500,000 with the balance of US$3.5 million, plus interest accruing at 6% per annum from September 2002, due September 5, 2003. Dr. Liu did not pay the remaining balance of US$3.5 million on the due date of September 5, 2003. As a result of the non-payment, the Company has begun legal action to collect the money. See Item 3. Legal Proceedings.

     During fiscal year 2000, the Company paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu. Subsequent to the year-end, due to financial market and economic conditions, the Company decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen refunded the $400,000 to the Company during fiscal 2002.

     We have entered into a Patent Development Agreement dated January 14, 2002 with Dr. Longbin Liu and Novagen whereby we have the first right to select and acquire one patent resulting from the discover of a new gene or protein. In consideration of the right under the Patent Development Agreement, we paid Dr. Liu and Novagen $500,000 in the aggregate and warrant to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. The US$500,000 will be refunded and warrant will be cancelled if no patent applications have been filed by January 14, 2005.

     We have entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct the research and development of G-CSF and Insulin for Dragon. Dragon will make payment for the development of G-CSF as follows: (i)US$500,000 to be provided at the commencement of the research in the G-CSF Project; (ii) US$500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; (iii) US$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State

Food and Drug Administration of China ("SDA"); (iv) US$200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA and
(v)US$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2005.

     Dragon will make payment for the development of Insulin as follows: (i) US$750,000 to be provided by at the commencement of the research in the Insulin Project; (ii) US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project; (iii) US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; (iv) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA and (v) US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

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

     During 2002, the Company paid a total of US$1,500,000 and US$500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional US$100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes. No payments were made by the Company in 2003 under the Project Development Agreement.

     On April 4, 2004, the Company entered into an agreement with Dr. Longbin Liu and his affiliate to settle the amount owing to the Company from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. It is a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

   Exhibit Number  Name
   --------------  -----

     2.1(a)        Share Exchange Agreement with First Geneva Investments

     3.1(a)        Certificate of Incorporation and Amendments

                   a.  Certificate of Incorporation
                   b.  Certificate of Amendment, dated June 19, 1997

   Exhibit Number  Name
   --------------  -----

                   c.  Certificate of Amendment of Articles of
                       Incorporation, dated September 21, 1998

     3.2(a)        Bylaws of First Geneva Investments, Inc., as amended

     10.1(a)       Sino-Foreign Co-operative Company Contract

     10.2(a) Sino-Foreign Joint Venture Contract Between The Nanjing Medical Group Company Limited and Allwin Newtech Ltd.

     10.3(b) Consulting Agreement with E. Pernet Portfolio Management dated June 15, 1999

     10.4(b)       Amendment to Sino-Foreign Co-operative Company Contract

     10.5(c)       Contract to lease 25 acres of land in Yanjiao, China

     10.6(c)       Sample Employment Agreement for technicians/employees

     10.7(d) Marketing and License Agreement Between Allwin Biotrade and Fargin S.A.

     10.8(d) Marketing and License Agreement Between Allwin Biotrade and Duopharma (Malaysia) SDN.BHD

     10.9(d) Marketing and License Agreement Between Allwin Biotrade and Yoo & Yoo Biotech Co. Ltd.

    10.10(d) Acquisition Agreement Among Dragon Pharmaceuticals Inc., Alphatech Bioengineering Limited, Longbin Liu and Philip Yuen

    10.11(e)       a. Sino  Foreign  Joint  Venture  Contract  Between The
                      Nanjing Medical Group Company Limited and Allwin Newtech Ltd.;
                   b. Amendment dated November 24, 2000;
                   c. Amendment dated December 16, 2000; and
                   d. Confirmation letter of control from The Nanjing Medical
                      Group Company Limited to Allwin Newtech dated December 16, 2000

   10.12(f) Joint research project with the Company and Shenzhen Kelong Chuang Jian Enterprise Co.

   10.13(f)        Patent Development Agreement with Dr. Longbin Liu and Novagen

   10.14(f)        Project Development Agreement with Dr. Liu

   10.15(g)        2001 Stock Option Plan

     21            Subsidiaries of the Registrant are:
                   Allwin Newtech Ltd., a British Virgin Island corporation; Sanhe Kailong Bio-pharmaceutical Co. Ltd., a Chinese Limited Liability Corporation;
                   Allwin Biotrade, Inc., British Virgin Island corporation; Dragon Pharmaceuticals (Canada) Ltd, a British Columbia corporation; and Nanjing Huaxin
                   Bio-Pharmaceutical Co., Ltd., a Chinese corporation

     23.1          Consent of Moore Stephens Ellis Foster Ltd., Chartered
                   Accountants.

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     99.1          Code of Ethics
----------------

     (a) Previously filed with Dragon's initial registration statement on Form 10-SB, filed with the SEC on November 4, 1999.
     (b) Previously filed with Dragon's initial registration statement on Form SB-2, filed with the SEC on May 15, 2000.
     (c) Previously filed with Dragon's amendment no. 1 to registration statement on Form SB-2 filed with the SEC on August 3, 2000.

     (d) Previously filed with Dragon's amendment no. 3 to registration statement on Form SB-2 filed with the SEC on October 20, 2000.

     (e) Previously filed with Dragon's amendment no. 5 to registration statement on Form SB-2 filed with the SEC on December 26, 2000.

     (f) Previously filed with Dragon's Form 10-K filed with the SEC on April 1, 2002.

     (g) Incorporated by reference to Dragon's proxy statement for the Annual Meeting held on December 17, 2001.

(b) Reports on Form 8-K:

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Moore Stephens Ellis Foster Ltd., Charted Accountants served as Dragon's independent accountants for the fiscal year ended December 31, 2003, and during the course of that fiscal year they were not engaged by Dragon to provide certain non-audit services. During the year ended December 31, 2003 and 2002, the following fees were paid for services provided by Moore Stephens.

         Audit Fees. The aggregate fees paid for the annual audit of Dragon's financial statements included in Dragon's Form 10-KSB or Form 10-K for the years ended December 31, 2003 and 2002 and the review of Dragon's quarterly reports for such years, amounted to approximately $70,000 and $60,000, respectively.

         Audit Related Fees. For the years ended December 31, 2003 and 2002, Dragon paid no fees to Moore Stephens related to other audit related fees.

         Tax Fees. For the years ended December 31, 2003 and 2002, Dragon paid no fees to Moore Stephens related to tax fees.

         All Other Fees. For the years ended December 31, 2003 and 2002, Dragon did not pay Moore Stephens for any non-audit services.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2004                  Dragon Pharmaceutical Inc.,
                                      a Florida Corporation


                                        /s/ Alexander Wick
                                      ---------------------------------
                                      Alexander Wick, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                        Date



  /s/ Ken Cai                                                 April 20, 2004
---------------------------------
Ken Z. Cai, Director



  /s/ Longbin Liu                                             April 20, 2004
---------------------------------
Longbin Liu, Director



   /s/ Yiu Kwong Sun                                          April 21, 2004
---------------------------------
Dr. Yiu Kwong Sun, Director




  /s/ Alexander Wick                                           April 7, 2004
---------------------------------
Alexander Wick, President, Chief Executive Officer and Director




                                                              April __, 2004
---------------------------------
Philip Pak Yiu Yuen, Director



  /s/ Matthew Kavanagh                                         April 7, 2004
---------------------------------
Matthew Kavanagh, Director of Finance and Compliance
(Principal Financial and Accounting Officer)