Form 10QSB
period 2004-03-31
DRAGON PHARMACEUTICALS INC
filed 2004-05-13
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the transition period from _____ to _____

                           Commission file number 0-27937

                           DRAGON PHARMACEUTICAL INC.
        (Exact name of small business issuer as specified in its charter)



          Florida                                          65-0142474
          -------                                          ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      1055 West Hastings Street, Suite 1900
                           Vancouver, British Columbia
                                 Canada V6E 2E9
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (604) 669-8817
                           --------------------------
                          (Issuer's telephone number)

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


Number of shares of common stock outstanding as of March 31, 2004:  20,462,000

                                     PART I.

Item 1.  Financial Documents

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
                                        March 31, 2004       December 31, 2003
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities            $   3,015,951        $    3,126,667
  Accounts receivable                           1,262,137             1,265,676
  Inventories                                   1,126,767             1,090,464
  Prepaid and deposits                            103,326               139,595
--------------------------------------------------------------------------------
Total current assets                            5,508,181             5,622,402

Fixed assets                                    2,005,689             2,089,352

Due from related party -
   Hepatitis B vaccine project                        100                   100

Patent rights - related party                     500,000               500,000

Licence and permit                              2,786,163             2,924,198
--------------------------------------------------------------------------------
Total assets                                $  10,800,133        $   11,136,052
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities      1,342,567             1,428,257
--------------------------------------------------------------------------------
Commitments (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding: 20,462,000
    common shares                                20,462                 20,462

Additional paid in capital                   26,708,870             26,708,870

Accumulated other comprehensive (loss)          (32,813)               (32,007)

Accumulated deficit                         (17,238,953)           (16,989,530)
--------------------------------------------------------------------------------
Total stockholders' equity                     9,457,566              9,707,795
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity  $ 10,800,133        $    11,136,052
================================================================================
The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                    Compre-                    other          Total
                                               Common stock           Additional    hensive                   compre-        Stock-
                                           ---------------------        paid-in     income        Deficit     hensive      holders's
                                             Shares        Amount       capital     (loss)    accumulated      income        equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                 20,334,000    $ 20,334    $26,644,998         -  $(14,994,795)    $(35,011)  $11,635,526

Exercise of stock options for cash            128,000         128         63,872         -            -             -        64,000

Components of comprehensive income (loss)
 - foreign currency translation                     -          -               -      3,004            -        3,004         3,004

- net (loss) for the year                           -          -               - (1,994,735)  (1,994,735)          -    (1,994,735)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            $(1,991,731)
                                                                                =============
Balance, December 31, 2003                   20,462,000    $ 20,462  $26,708,870             $(16,989,530)   $(32,007)   $9,707,795
================================================================================             ======================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                    Compre-                    other          Total
                                               Common stock           Additional    hensive                   compre-        Stock-
                                           ---------------------        paid-in     income        Deficit     hensive      holders's
                                             Shares        Amount       capital     (loss)    accumulated      income        equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                 20,462,000    $20,462     $26,708,870        -   $ 16,989,530)   $ (32,007)   $9,707,795

Components of comprehensive income (loss)
- foreign currency translation                      -          -              -      (806)             -        (806)         (806)

- net (loss) for the period                         -          -              -   (249,423)    (249,423)             -    (249,423)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                             $(250,229)
                                                                                ===========
Balance, March 31, 2004                    20,462,000    $20,462     $26,708,870             $(17,238,953)   $(32,813)   $9,457,566
================================================================================             ======================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
                                          Three Months             Three Months
                                        Ended March 31,          Ended March 31,
                                             2004                     2003
--------------------------------------------------------------------------------

Sales                                  $    878,270            $     664,322

Cost of sales                               246,741                  201,282
--------------------------------------------------------------------------------

Gross profit                                631,529                  463,040

Selling, general and
  administrative expenses                  (678,887)                (968,559)

Depreciation of property and equipment and
  amortization of licence and permit       (179,442)                (185,299)

Research and development expenses              (535)                       -

New market development                             -                 (15,479)

Provision for doubtful debts                (27,073)                 (30,710)

Interest expense                               (769)                  (3,460)

Stock-based compensation                          -                        -
--------------------------------------------------------------------------------

Operating loss                             (255,177)                (740,467)

Interest and other income                     5,754                    6,440
--------------------------------------------------------------------------------

Net (loss) for the period               $  (249,423)              $ (734,027)
================================================================================

(Loss) per share
      Basic and diluted                 $     (0.01)              $    (0.04)
================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                   20,462,000               20,334,000
================================================================================
The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                                         Three Months           Three Months
                                                                                         Ended March 31,      Ended March 31,
                                                                                               2004                   2003
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                                            $   (249,423)     $        (734,027)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of property and equipment and amortization
          of licence and permit                                                               231,568                239,008
     - provision for doubtful debts                                                            27,073                 30,710
  Changes in non-cash working capital items:
     - accounts receivable                                                                   (23,533)                161,310
     - inventories                                                                           (36,303)               (31,886)
     - prepaid expenses and deposits                                                           36,268                (1,076)
     - accounts payable and accrued liabilities                                              (85,690)                 12,292
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            (100,040)              (323,669)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activities
  Purchase of property and equipment                                                         (10,448)               (16,912)
  (Increase) decrease in restricted funds                                                           -                510,000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (10,448)                493,088
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Loan proceeds                                                                                       -              (483,162)
-----------------------------------------------------------------------------------------------------------------------------
Foreign exchange (gain) loss on cash
  held in foreign currency                                                                      (228)                    730
-----------------------------------------------------------------------------------------------------------------------------
 Decrease in cash and cash equivalents                                                      (110,716)              (313,013)

Cash and cash equivalents, beginning of period                                              3,126,667              4,425,766
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $        3,015,951     $        4,112,753
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2004, and the results of operations and cash flows for the interim periods ended March 31, 2004 and 2003.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the annual report previously filed on Form10-KSB.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Proposed Business Combination

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


3.   Accounts Receivable


     ---------------------------------------------------------------------------
                                                March 31,          December 31,
                                                  2004                  2003
     ---------------------------------------------------------------------------
     Trade receivables                         $ 1,542,580         $ 1,524,465

     Allowance for doubtful accounts              (333,245)           (298,284)
     ---------------------------------------------------------------------------
                                                 1,209,335           1,226,181

     Other receivables                              52,802              39,495
     ---------------------------------------------------------------------------
                                               $ 1,262,137         $ 1,265,676
     ===========================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Inventories

     ---------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2004                2003
     ---------------------------------------------------------------------------

     Raw materials                               $ 144,021           $ 129,650

     Finished goods                                 88,453             107,833

     Work in progress                              894,293             852,981
     ---------------------------------------------------------------------------
                                                 1,126,767         $ 1,090,464
     ===========================================================================

5.   Property and equipment

     ---------------------------------------------------------------------------
                                                     March 31, 2004
                                         ---------------------------------------
                                                      Accumulated       Net book
                                         Cost         depreciation        value
     ---------------------------------------------------------------------------

     Motor vehicles                     $ 126,444       $ 72,041       $ 54,403
     Office equipment and furniture       414,512        239,413        175,099
     Leasehold improvements              1088,803        449,290        639,513
     Production and lab equipment       1,619,647        745,058        874,589
     Idle equipment                       555,339        293,254        262,085
    ---------------------------------------------------------------------------
                                       $3,804,745     $1,799,055     $2,005,689
    ===========================================================================


    ---------------------------------------------------------------------------
                                                     December 31, 2003
                                         ---------------------------------------
                                                      Accumulated       Net book
                                         Cost         depreciation        value
    ----------------------------------------------------------------------------
    Motor vehicles                     $140,423        $ 75,996        $ 64,427
    Office equipment and furniture      414,759         221,076         193,683
    Leasehold improvements            1,089,006         418,888         670,118
    Production and lab equipment      1,595,450         708,841         886,609
    Idle equipment                      555,339         280,824         274,515
    ----------------------------------------------------------------------------
                                    $ 3,794,977      $1,705,625      $ 2,089,352
    ============================================================================

     For the three-months ended March 31, 2004, depreciation expenses totalled $94,112 (2003 - $100,987). The majority of fixed assets are located in China.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

6.   Due from Related Party - Hepatitis B Vaccine Project

     ---------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2004                2003
     ---------------------------------------------------------------------------
     Hepatitis B Vaccine Project               $4,000,000           $4,000,000

     Less : Repayment                           (500,000)            (500,000)
            Valuation allowance               (3,499,900)          (3,499,900)
    ----------------------------------------------------------------------------
                                                  $  100               $  100
    ============================================================================

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

     The amount owing by Dr. Liu to the Company is unsecured. The Company has chosen, given the significant amount involved and the lack of security, to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100. The amount owing was not repaid on the due date and the Company is pursuing collection. See note 15 also.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

     The issuance and exercise of the warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of the patent applications. The US$500,000 will be refunded to the Company if no patent applications have been filed by January 14, 2005. See note 15 also.

8.   Licence and permit

     ---------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2004                2003
     ---------------------------------------------------------------------------
     Original cost                                $5,012,582         $5,012,582
     Accumulated amortization                     (2,226,419)        (2,088,384)
     ---------------------------------------------------------------------------
                                                  $2,786,163        $ 2,924,198
     ===========================================================================

     Amortization expense for the licence and permit for the three months ended March 31, 2004 was $137,456 (2003 - $138,021)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2004     (balance of the year)                       $414,000
         2005                                                 $552,000
         2006                                                 $552,000
         2007                                                 $552,000
         2008                                                 $552,000

     The above amortization expense forecast is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of licence and permit, and other events.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

9.   Income Taxes

     (a) Kailong and Huaxin are subject to income taxes in China on its taxable income as reported in its statutory accounts at a tax rate in accordance with the relevant income tax laws.

          Allwin and Biotrade are not subject to income taxes. As at March 31, 2004, $3.8 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at March 31, 2004, the company has estimated losses, for tax purposes, totalling approximately $8,500,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

          (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

     ---------------------------------------------------------------------------
                                                  March 31,        December 31,
                                                    2004                2003
     ---------------------------------------------------------------------------

     Tax losses carried forward                 $ 3,345,000         $ 3,237,000
     Stock-based compensation                         6,400               6,400
     Provision for amount owing from Hepatitis
       B Vaccine Project                          1,118,000           1,118,000
     Less: valuation allowance                   (4,469,000)         (4,361,400)
     ---------------------------------------------------------------------------
                                                $        -          $         -
     ===========================================================================

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended March 31, 2004 and 2003 are as follows:

    ---------------------------------------------------------------------------
                                                       2004            2003
    ---------------------------------------------------------------------------

    Federal statutory income tax rate                  34%              34%
    Benefit of loss carry forward                     (34%)            (34%)
    ---------------------------------------------------------------------------
    Effective income tax rate                         -                  -
    ===========================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Stock Options and Warrants

     (a)  Stock Options Plans


          There were no options granted during the three months ended March 31, 2004.

          The following is a summary of the employee stock option information for the period ended March 31, 2004:

    ---------------------------------------------------------------------------
                                                               Weighted Average
                                                   Shares       Exercise Price
    ---------------------------------------------------------------------------

    Options outstanding at December 31, 2002      3,288,000         $  1.82
    Granted                                         500,000         $  0.68
    Forfeited                                    (1,061,000)        $  0.90
    Exercised                                      (128,000)        $  0.50
    ---------------------------------------------------------------------------
    Options outstanding at December 31, 2003
    and March 31, 2004                            2,599,000         $ 2.04
    ===========================================================================

               Options Outstanding                          Options Exercisable
    -------------------------------------------   ----------------------------------------
                                    Weighted
                                    Average       Weighted                      Weighted
       Range of                     Remaining     Average                       Average
       Exercise          Number     Contractual   Exercise         Number       Exercise
        Prices        Outstanding     Life        Price         Exercisable       Price
    -------------------------------------------   ----------------------------------------

     $0.01 - $1.00       888,500      2.52        $   0.60         763,500       $   0.59

     $1.01 - $2.00       375,500      3.07        $   1.70         375,500       $   1.70

     $2.01 - $3.00        60,000      0.61        $   2.50          60,000       $   2.50

     $3.01 - $4.00     1,275,000      1.62        $   3.13       1,275,000       $   3.13
                       -----------  -----------   ------------   ----------      --------

                       2,599,000      2.12        $   2.04       2,474,000        $   2.11
                       ===========  ===========   ============   ==========       ========

     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Stock Options and Warrants (continued)

     compensation expense, the following would have been its effect on the Company's net loss:

     ---------------------------------------------------------------------------
                                                 March 31,           March 31,
                                                   2004                2003
     ---------------------------------------------------------------------------

     Net (loss) for the period:
     - as reported                              $(249,423)           $(734,027)
     - pro-forma                                $(249,423)           $(734,027)

     ---------------------------------------------------------------------------
     Basic and diluted (loss) per share:
     - as reported                                 $(0.01)              $(0.04)
     - pro-forma                                   $(0.01)              $(0.04)
     ---------------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at March 31, 2004:

            Number           Underlying     Exercise Price
          of Warrants         Shares          Per Share           Expiry Date
          -----------       -----------     --------------    ------------------
             50,000            50,000           $1.70          November 15, 2004
          1,000,000*        1,000,000           $2.50          January 14, 2007

          * See Notes 7 and 15

11.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

     ---------------------------------------------------------------------------
                                                 March 31,           March 31,
                                                   2004                2003
     ---------------------------------------------------------------------------
     Management fees                                $-                $20,000
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

          (iii)US$500,000 to be provided at the commencement of the research in the G-CSF Project (paid);

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Related Party Transactions (continued)

     (iv) US$500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; and

     (v) US$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA"); and

     (vi) US$200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA.

     (vii)US$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2005.

     The Company will make payment for the development of Insulin as follows:

     (viii) US$750,000 to be provided by at the commencement of the research in the Insulin Project (paid);

     (ix) US$750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project (paid);

     (x) US$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA;

     (xi) US$200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA; and

     (xii)US$500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

     For both the G-CSF and Insulin Projects:

     (xiii) If the Company elects to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project;

     (xiv)if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project or four years with respect to the Insulin Project or if the SDA rejects the Projects for technical or scientific reasons or If development of the Project is terminated by Dr. Liu, then Dr. Liu will refund to the Company all amounts paid, without interest or deduction, with respect to the Project within six months.

     As at March 31, 2004, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Related Party Transactions (continued)

     (c)  see Notes 6, 7 and 15 also.

12.  Commitments

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

              2004                                       $ 373,105
              2005                                         502,727
              2006                                         370,664
              2007                                         326,205
              2008                                         326,205
              2009                                         144,738
             -----------------------------------------------------
              Total                                    $ 2,043,644
             =====================================================

     (b) The Company has contracted with a European Institute of Biotechnology, which may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $615,000 (EUROS 500,000) of which $492,000 (EUROS 400,000) remains unpaid at March 31, 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Statements of Cash Flows
March 31, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

13.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                           March 31, 2004       December 31,2003
    ----------------------------------------------------------------------------
    ASSETS
    North America                            $ 3,286,891              $3,156,953
    China                                      7,087,715               7,079,241
    Others                                       425,527                 899,858
    ----------------------------------------------------------------------------
    Total                                   $ 10,800,133             $11,136,052
    ============================================================================


    ----------------------------------------------------------------------------
                                     Three months ended       Three months ended
                                        March 31, 2004           March 31, 2003
    ----------------------------------------------------------------------------
    REVENUE
    North America                        $      -                  $     -
    China                                  701,870                  454,347
    Others                                 176,400                  209,975
    ----------------------------------------------------------------------------
    Total                                $ 878,270                $ 664,322
    ============================================================================

14.  Comparative Figures

     Certain 2003 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2004.

15.  Subsequent Event

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

Item 2. Management's Discussion and Analysis and Plan of Operations

The following discusses the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003.

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

On completion of the proposed merger, the combined company will be reorganized into three major divisions: a Chemical Drug division, a Chemical Intermediate division and a Biotech division

Completion of the proposed merger is subject to a number of conditions including entering into a definitive agreement and all required regulatory and shareholder approvals.

Settlement agreement with Dr. Liu. In view of the slow progress in developing new drugs, the availability of alternative drugs, the desire to avoid conflict of interest issues in the future and, in some cases, the high investment costs associated with bringing the drugs into production, the Company has reached a settlement with its research partners to discontinue further development of the drugs under development and recover some of the development costs paid to date. On April 4, 2004, the Company entered into an agreement with Dr. Longbin Liu and his affiliate to settle the amount owing to the Company from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest bearing 1% owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. It is a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004.

Results of Operations

Revenues. Revenue is generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Revenue for the three-month period ending March 31, 2004 was $878,270 compared to $664,322 for the three-month period ending March 31, 2003. Sales in and outside of China were $701,870 and $176,400, respectively during the three-month period ending March 31, 2004. Sales during the three-month period ending March 31, 2003 were $454,347 in China and $209,975 outside of China. Cost of sales for the three-months ended March 31, 2004 of $246,741 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended March 31, 2003 was $201,282. The gross profit margin was 72% for the three-month period ending March 31, 2004 and 70% for the three-month period ended March 31, 2003.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001 and cash from operations received since. Interest and other income for the three-month period ended March 31, 2004 was $5,754 compared to $6,439 for the three-month period ended March 31, 2003.

Interest income has decreased as interest rates have declined and as the cash balance has decreased through the funding of operations.

Expenses. Total operating expenses for the three-months ended March 31, 2004 were $886,706. The major expenses incurred in the first quarter of 2003 was selling expenses of $263,453 representing 30% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended March 31, 2004 included rent of $84,027, legal fees of $25,175, salaries and benefits of $181,905, $30,685 in travel costs, insurance of $14,315 and a bad debts provision of $27,073. There were no management fees of $20,000 were paid to directors for services during the first quarter of 2004.

Other significant expenses for the first quarter include the depreciation of fixed assets and amortization of license and permit of $179,442.

Comparatively, total operating expenses for the three-months ended March 31, 2003 were $1,203,507. The major expenses incurred in the first quarter of 2003 were selling expenses of $505,672 representing 42% of total expenses. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended March 31, 2003 included rent of $88,199, salaries and benefits of $191,393, $66,338 in travel costs, insurance of $30,166 and a bad debts provision of $30,710. Management fees of $20,000 were paid to a director for services during the first quarter of 2003.

Other   significant   expenses  for  the  first  quarter  of  2003  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $185,299.

Overall, expenditures have decreased in 2004 from 2003 levels as the Company has streamlined operations, closed its Beijing and Hong Kong representative offices and diligently pursued cutting costs in all areas, where practical.

Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $249,423 for the three-month period ending March 31, 2004.

The Company's net and comprehensive loss for the three-month period ended March 31, 2003 was $734,027.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the three-month period ended March 31,

2004. The loss per share for the three-month period ended March 31, 2004 was $0.01. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of March 31, 2004, the Company had $3,015,951 in cash available. This cash, the $1,262,137 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,165,614 at March 31, 2004.

During the three-months ended March 31, 2004, the Company incurred losses of $249,423 and the Company will continue to incur losses until sales for its products increase. The Company will continue to fund its operations through working capital.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Dragon Pharmaceutical Inc. v. Longbin Liu, Supreme Court of British Columbia, Canada, No. S036057, filed November 10, 2003. On November 2003, we filed a complaint against our Director and former Chairman for payment of $3,500,000, plus interest calculated at 6% per annum, due on September 5, 2003, pursuant to the terms of the Acquisition Agreement related to Hepatitis B Vaccine Project entered into by the Company and the defendant on October 6, 2000, as amended on June 5, 2001. The Company has served the complaint against the defendant but has suspended the action, pursuant to the terms of Settlement Agreement. See Part I. Item 2. Recent Events - Settlement Agreement with Dr. Liu for more details.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          Exhibit No.

          31.1 Certification  by the  Principal  Executive  Officer  Pursuant to
               Section 302 of the Sarbanes-Oxley Act

          31.2 Certification  by the Principal  Accounting  Officer  Pursuant to
               Section 302 of the Sarbanes-Oxley Act

          32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  Reports on Form 8-K.

          Form 8-K for March 24, 2004 reporting entering into a Letter of Intent with Oriental Wave Holdings Ltd.

          Form 8-K for April 22, 2004 reporting announcing 2003 year end results.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DRAGON PHARMACEUTICAL INC.
                                        (registrant)


Dated:   May 6, 2004                    /s/ Matthew Kavanagh
                                        ---------------------------------------
                                        Matthew Kavanagh
                                        Director of Finance and Corporate
                                        Compliance and Corporate Secretary
                                        (Duly authorized Officer and
                                        Principal Financial Officer)