Form 10QSB
period 2004-06-30
DRAGON PHARMACEUTICALS INC
filed 2004-08-11
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Number of shares of common stock outstanding as of June 30, 2004: 20,582,000

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements


                           DRAGON PHARMACEUTICAL INC.
                           & SUBSIDIARIES

                           Consolidated Financial Statements
                           (Unaudited - Prepared by Management)
                           (Expressed in U.S. Dollars)

                           June 30, 2004


                           Index
                           -----

                           Consolidated Balance Sheets

                           Consolidated Statements of Stockholders' Equity

                           Consolidated Statements of Operations

                           Consolidated Statements of Cash Flows

                           Notes to Consolidated Financial Statements

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                         2004               2003
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities                $  2,608,594        $  3,126,667
  Accounts receivable                              1,407,671           1,265,676
  Inventories                                      1,130,847           1,090,464
  Due from director                                  500,100                   -
  Prepaid and deposits                                92,670             139,595
--------------------------------------------------------------------------------
Total current assets                               5,739,882           5,622,402

Fixed assets                                       1,912,249           2,089,352

Due from related party - Hepatitis B vaccine project       -                 100

Patent rights - related party                              -             500,000

Licence and permit and other assets                1,240,678           2,924,198
--------------------------------------------------------------------------------
Total assets                                    $  8,892,809        $ 11,136,052
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities         1,325,780           1,428,257
--------------------------------------------------------------------------------
Commitments (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,582,000 common shares   20,58               20,462

Additional paid in capital                       25,206,250           26,708,870

Accumulated other comprehensive (loss)             (32,845)             (32,007)

Accumulated deficit                            (17,626,958)         (16,989,530)
--------------------------------------------------------------------------------
Total stockholders' equity                        7,567,029            9,707,795
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $  8,892,809        $  11,136,052
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                    Compre-                       other        Total
                                               Common stock          Additional     hensive                      compre-      Stock-
                                         ----------------------         paid-in      income         Deficit      hensive    holders'
                                             Shares      Amount         capital      (loss)     accumulated       income     equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002               20,334,000   $ 20,334    $ 26,644,998           -    $(14,994,795)  $ (35,011)  $11,635,526

Exercise of stock options for cash          128,000        128          63,872           -               -            -       64,000

Components of comprehensive income (loss)
 - foreign currency translation                  -           -               -       3,004               -        3,004        3,004

 - net (loss) for the year                       -           -               -  (1,994,735)     (1,994,735)           -  (1,994,735)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                           $(1,991,731)
                                                                               ============

Balance, December 31, 2003                20,462,000   $ 20,462    $ 26,708,870                $(16,989,530)   $(32,007)  $9,707,795
===============================================================================                =====================================

The accompanying notes are an integral part of these financial statements.

                                       4

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                    Compre-                       other        Total
                                               Common stock          Additional     hensive                      compre-      Stock-
                                         ----------------------         paid-in      income         Deficit      hensive    holders'
                                             Shares      Amount         capital      (loss)     accumulated       income     equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                20,462,000    $20,462     $ 6,708,870          -    $(16,989,530)   $(32,007)   $9,707,795

Exercise of stock options for cash           120,000        120          59,880                                               60,000

Cancellation of 250,000 common shares
  allotted for  in 2000                            -          -     (1,562,500)                                          (1,562,500)

Components of comprehensive income (loss)
 - foreign currency translation                    -          -              -        (838)               -       (838)        (838)

- net (loss) for the period                        -          -              -    (637,428)       (637,428)          -     (637,428)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            $ (638,266)
                                                                                ===========
Balance, June 30, 2004                    20,582,000    $20,582     $25,206,250               $(17,626,958)   $(32,845)   $7,567,029
===============================================================================               =====================================
The accompanying notes are an integral part of these financial statements.

                                       5

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

----------------------------------------------------------------------------------------------------------------------------------

                                                             Three Months      Three Months         Six Months         Six Months
                                                                    Ended             Ended              Ended              Ended
                                                                  June 30,          June 30,           June 30,           June 30,
                                                                     2004              2003               2004               2003
----------------------------------------------------------------------------------------------------------------------------------

Sales                                                             $908,145        $1,007,686        $1,786,415         $1,672,009

Cost of sales                                                      194,755           326,988           441,497            528,269
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                       713,390           680,698         1,344,918          1,143,740

Selling, general and
  administrative expenses                                        (784,051)         (723,743)       (1,462,937)        (1,692,302)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                                      (179,412)         (183,896)         (358,854)          (369,195)

Net write off of land-use right and fixed assets                        -                 -                 -                  -

Research and development expenses                                (151,472)                 -         (152,007)                  -

New market development                                            (12,404)           (8,234)          (12,404)           (23,713)

Provision for doubtful debts                                         6,257          (10,701)          (20,816)           (41,412)

Interest expense                                                     (747)             (929)           (1,516)            (4,389)

Stock-based compensation                                                 -                 -                 -                  -
----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                   (408,439)         (246,805)         (663,616)          (987,271)

Interest income                                                     20,435            10,381            26,189             16,819
----------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                       $(388,004)        $(236,424)        $(637,427)         $(970,452)
==================================================================================================================================

(Loss) per share
      Basic and diluted                                         $   (0.02)        $   (0.01)        $   (0.03)         $   (0.05)
==================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                         20,560,022        20,334,000        20,511,011         20,334,000
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 2004                   2003
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the period                                                       $        (637,428)     $        (970,452)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of property and equipment and amortization
          of licence and permit                                                               473,564                477,415
     - provision for doubtful debts                                                            20,816                 41,412
  Changes in non-cash working capital items:
     - accounts receivable                                                                  (162,811)               (29,098)
     - inventories                                                                           (40,383)                 21,337
     - prepaid expenses and deposits                                                           46,925                (3,405)
     - accounts payable and accrued liabilities                                             (102,477)               (84,860)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            (401,794)              (547,651)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of property and equipment                                                         (20,486)               (38,559)
  (Increase) in other assets                                                                (155,000)                      -
  (Increase) decrease in restricted funds                                                           -                510,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                            (175,486)                471,441
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Issuance of common shares                                                                    60,000                      -
  Loan proceeds                                                                                     -              (483,162)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                               60,000              (483,162)
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                      (793)                  3,879
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                      (518,073)              (555,493)

Cash and cash equivalents, beginning of period                                              3,126,667              4,425,766
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $        2,608,594     $        3,870,273
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
1.   Basis of Presentation

     The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2004, and the results of operations and cash flows for the interim periods ended June 30, 2004 and 2003.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2003 included in the annual report previously filed on Form 10-KSB.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

2.   Proposed Business Combination

     The Company has entered into a definitive Share Purchase Agreement with Oriental Wave Holding Ltd. ("Oriental") whereby the Company would issue its common shares in exchange for all the issued and outstanding shares of Oriental. The transaction is subject to approval by the Company's shareholders and the regulatory authorities.

     If the acquisition is consummated, the former shareholders of Oriental will own 68.35% of the issued and outstanding shares of the combined Company resulting in accounting principles applicable to reverse acquisition being applied to record the transaction. Under this basis of accounting, Oriental would be the acquirer and, accordingly, the consolidated entity would be considered to be a continuation of Oriental with the net assets of the Company deemed to have been acquired and recorded at fair market value.


3.   Accounts Receivable

     ---------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                          2004             2003
     ---------------------------------------------------------------------------

     Trade receivables                             $ 1,683,549       $ 1,524,465
                                                     (326,967)         (298,284)
     Allowance for doubtful accounts
     ---------------------------------------------------------------------------
                                                     1,356,582         1,226,181
     Other receivables                                  51,088            39,495
     ---------------------------------------------------------------------------
                                                   $ 1,407,670       $ 1,265,676
     ===========================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Inventories

     ---------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                         2004               2003
     ---------------------------------------------------------------------------

     Raw materials                                  $ 112,109          $ 129,650

     Finished goods                                   106,160            107,833

     Work in progress                                 912,578            852,981
     ---------------------------------------------------------------------------
                                                   $1,130,847        $ 1,090,464
     ===========================================================================

5.   Due from director

     The Company entered into an agreement with Dr. Longbin Liu, a director of the Company, to settle the amount owing to the Company from his acquisition of the Hepatitis B Project (note 7) as well as to cancel the Patent (note
     8) and Project Development (note 12) agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing, of which 2,200,000 common shares have been placed in escrow as of June 30, 2004. The warrants granted to Dr. Liu under the Patent Development agreement have been cancelled.

     The carrying value of the amount due from Dr. Liu is equivalent to the previous carrying value of the Patent Rights and the Hepatitis B Project amount owing.

6.   Property and equipment

         -----------------------------------------------------------------------------------------------------------
                                                                                 June 30, 2004
                                                      --------------------------------------------------------------
                                                                                   Accumulated            Net book
                                                                 Cost             depreciation             value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                        $ 126,444               $ 77,731            $ 48,713
         Office equipment and furniture                          412,688                256,629             156,059
         Leasehold improvements                                1,088,528                479,646             608,882
         Production and lab equipment                          1,630,604                794,094             836,510
         Idle equipment                                          555,339                293,254             262,085
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                              $3,813,603             $1,901,354          $1,912,249
         ============================================ =================== ====================== ===================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

6.   Property and equipment (continued)

         -------------------------------------------- --------------------------------------------------------------
                                                                            December 31, 2003
                                                      --------------------------------------------------------------
                                                                                    Accumulated            Net book
                                                                  Cost             depreciation              value
         -------------------------------------------- ------------------- ---------------------- -------------------

         Motor vehicles                                         $140,423               $ 75,996            $ 64,427
         Office equipment and furniture                          414,759                221,076             193,683
         Leasehold improvements                                1,089,006                418,888             670,118
         Production and lab equipment                          1,595,450                708,841             886,609
         Idle equipment                                          555,339                280,824             274,515
         -------------------------------------------- ------------------- ---------------------- -------------------

                                                             $ 3,794,977            $ 1,705,625         $ 2,089,352
         ============================================ =================== ====================== ===================


     For the six-months ended June 30, 2004, depreciation expenses totalled $197,589 (2003 - $201,374). The majority of fixed assets are located in China.


7.   Due from Related Party - Hepatitis B Vaccine Project

         ------------------------------- ------------------- -------------------
                                               June 30,          December 31,
                                                 2004                 2003
         ------------------------------- ------------------- -------------------

         Hepatitis B Vaccine Project             $ -              $4,000,000

         Less : Repayment                          -               (500,000)
                Valuation allowance                -             (3,499,900)
         ------------------------------- ------------------- -------------------
                                                 $ -                  $  100
         =============================== =================== ===================

     (a) Pursuant to an agreement dated October 6, 2000, the Company paid $4,000,000 for the acquisition of certain assets and technology relating to the production of Hepatitis B vaccine. The vendor of the transaction was a company named Alphatech Bioengineering Limited, incorporated in Hong Kong, with two shareholders who are both directors of the Company.

     (b) Pursuant to an amended agreement dated June 5, 2001, in the event that the Company failed to find a joint venture partner, establish a production facility for the vaccine project or sell the project to a third party within nine months from the date of the amended agreement, Dr. Longbin Liu, a director of the Company (and President and CEO of the Company at the time of the transaction) and one of the shareholders of Alphatech, demanded to repurchase the project from the Company. The repurchase price of $4.0 million is payable as follows:

          (i)  $500,000 at the date of repurchase; and

          (ii) the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

7.   Due from Related Party - Hepatitis B Vaccine Project (continued)

     The Company decided not to pursue the project and Dr. Liu has repurchased the project on the agreed terms.

     The amount owing by Dr. Liu to the Company was unsecured. The Company has chosen, given the significant amount involved and the lack of security, to conservatively value the amount owing and has set up a provision for the full amount, less a nominal amount of $100. The Company has reached settlement with Dr. Liu on this amount owing and other projects (note 5).

8.   Patent Rights - Related Party

     Pursuant to an agreement dated January 14, 2002, the Company entered into a Patent Development Agreement with the Dr. Longbin Liu, a director of the Company (and President and CEO of the Company at the time of the transaction) and a company controlled by the Dr. Liu entitling the Company to acquire one patent filed in the United States related to the discovery of a new gene or protein. Consideration for the right to acquire the patent was payment of $500,000 (paid) and the issuance of warrants to acquire 1,000,000 common shares of the Company at a price of $2.50 per share for a period of five years. The patent may be acquired prior to January 14, 2005 at no additional cost other than the reasonable legal costs of obtaining the patent.

     The issuance and exercise of the warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of the patent applications. The $500,000 will be refunded to the Company if no patent applications have been filed by January 14, 2005. The Company has reached settlement with Dr. Liu on this and other projects (note 5) and the warrants have been cancelled.

9.   Licence and permit and other assets

     ----------------------------------- -------------------- ------------------
                                                  June 30,        December 31,
                                                      2004               2003
     ----------------------------------- -------------------- ------------------

     Original cost                              $5,012,582         $5,012,582
     Cancellation of allotted shares           (1,562,500)                  -
     Accumulated amortization                  (2,364,404)        (2,088,384)
     ----------------------------------- -------------------- ------------------
     Licence and permit                          1,085,678          2,924,198
     Other assets                                  155,000                  -
     ------------------------------------ ------------------- ------------------
                                                $1,240,678        $ 2,924,198
     =================================== ==================== ==================

     Amortization expense for the licence and permit for the six-months ended June 30, 2004 was $275,975 (2003 - $275,956)

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)


9.   Licence and permit and other assets (continued)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2004     (balance of the year)                       $175,000
         2005                                                 $350,000
         2006                                                 $350,000
         2007                                                 $211,000

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

          Allwin and Biotrade are not subject to income taxes. As at June 30, 2004, $3.9 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at June 30, 2004, the Company has estimated losses, for tax purposes, totalling approximately $10,100,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
10.  Income Taxes (continued)

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ------------------------------------------ ------------ --------------
                                                         June 30,   December 31,
                                                             2004           2003
          ------------------------------------------ ------------ --------------
                                                      $ 3,451,000    $ 3,237,000
          Tax losses carried forward
          Stock-based compensation                          6,400          6,400
          Provision for amount owing from Hepatitis B
          Vaccine Project                               1,118,000      1,118,000
          Less: valuation allowance                   (4,575,400)    (4,361,400)
          ------------------------------------------ ------------- -------------
                                                      $         -    $         -
          ========================================== ============= =============

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended June 30, 2004 and 2003 are as follows:

          ------------------------------------ ---------------- ----------------
                                                           2004             2003
          ------------------------------------ ---------------- ----------------

          Federal statutory income tax rate                 34%              34%
          Benefit of loss carry forward                   (34%)            (34%)
          ------------------------------------ ---------------- ----------------
          Effective income tax rate                           -                -
          ==================================== ================ ================

11.  Stock Options and Warrants

     (a)  Stock Options Plans

          There were no options granted during the six months ended June 30, 2004.

          The following is a summary of the employee stock option information for the period ended June 30, 2004:

          ------------------------------------------------------ ------------------ ------------------------
                                                                                           Weighted Average
                                                                            Shares           Exercise Price
          ------------------------------------------------------ ------------------ ------------------------
          Options outstanding at December 31, 2002                       3,288,000             $  1.82
          Granted                                                          500,000             $  0.68
          Forfeited                                                     (1,061,000)            $  0.90
          Exercised                                                       (128,000)            $  0.50
          ------------------------------------------------------ ------------------ ------------------------
          Options outstanding at December 31, 2003                       2,599,000             $  2.04
          Forfeited                                                       (482,500)            $  1.96
          Exercised                                                       (120,000)            $  0.50
          ------------------------------------------------------ ------------------ ------------------------
          Options outstanding at June 30, 2004                           1,996,500             $  2.16
          ====================================================== ================== ========================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Stock Options and Warrants (continued)



                              Options Outstanding                                Options Exercisable
     --------------------------------------------------------------- --------------------------------------
                                       Weighted
                                        Average          Weighted                           Weighted
        Range of                       Remaining         Average                            Average
        Exercise         Number       Contractual        Exercise           Number          Exercise
         Prices       Outstanding         Life            Price          Exercisable         Price
     --------------------------------------------------------------- --------------------------------------
     $0.01 - $1.00       588,500         2.39           $   0.61          563,500          $   0.60
     $1.01 - $2.00       308,000         2.82           $   1.70          308,000          $   1.70
     $2.01 - $3.00        25,000         0.361          $   2.50           25,000          $   2.50
     $3.01 - $4.00     1,075,000         1.372          $   3.13        1,075,000          $   3.13
                     ---------------  ---------         ----------      ---------          --------
                       1,996,500         1.88           $   2.16        1,971,500          $   2.17
                     ===============  =========         =========       =========          ========

     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

     ------------------------------------- ----------------- -------------------
                                                   June 30,             June 30,
                                                       2004                2003
     ------------------------------------- ----------------- -------------------
     Net (loss) for the period:
     - as reported                                $(663,616)         $ (970,452)
     - pro-forma                                  $(663,616)         $ (970,452)
     ------------------------------------- ----------------- -------------------
     Basic and diluted (loss) per share:
     - as reported                                $(0.03)            $(0.05)
     - pro-forma                                  $(0.03)            $(0.05)
     ------------------------------------- ----------------- -------------------

     (b)  Warrants

     Share purchase warrants outstanding as at June 30, 2004:

        Number          Underlying         Exercise Price
     of Warrants          Shares              Per Share          Expiry Date
     -----------        ----------         --------------        -----------
        50,000            50,000                 $1.70        November 15, 2004

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

          -------------------------------------------- ------------ ------------
                                                        June 30,        June 30,
                                                            2004           2003
          -------------------------------------------- ------------ ------------
          Management fees                                    $-          $40,000

     (b) Pursuant to an agreement dated January 14, 2002, the Company entered into a Project Development Agreement with Dr. Longbin Liu ("Dr. Liu"), a director of the Company (and President and CEO of the Company at the time of the transaction) to continue the research and development of G-CSF and Insulin for the Company. The Company will make payment for the development of G-CSF as follows:

          (i) 500,000 to be provided at the commencement of the research in the G-CSF Project (paid);

          (ii) $500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project;

          (iii)$300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Drug Administration of China ("SDA");

          (iv) $200,000 to be provided when a new drug license for G-CSF is issued to Dragon by the SDA; and

          (v) $500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to Dragon before January 14, 2005.

          The Company will make payment for the development of Insulin as follows:


          (i) $750,000 to be provided by at the commencement of the research in the Insulin Project (paid);

          (ii) $750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project (paid);

          (iii)$300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA;

          (iv) $200,000 to be provided when a new drug license for Insulin is issued to Dragon by the SDA; and

          (v) $500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to Dragon before January 14, 2005.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

               As at June 30, 2004, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes. The Company has reached settlement with Dr. Liu on this and other projects (note 5).

     (c) see Notes 5, 6, and 7 also.

13. Commitments

     (a)The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of $326,200 (RMB 2,700,000) per annum until June 11, 2009, and the Company's administrative offices in Vancouver for an amount escalating from $136,000 to $157,000 (CDN$200,000 to CDN$230,000) per annum until March 31, 2007. Minimum payments required under the agreements are as follows:

               2004                                       $ 246,782
               2005                                         494,835
               2006                                         498,684
               2007                                         369,646
               2008                                         326,205
               2009                                         144,738
               -----------------------------------------------------
               Total                                    $ 2,080,889
               =====================================================

     (b) The Company has contracted with a European Institute of Biotechnology, which may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $609,000 (EUROS 500,000) of which $365,000 (EUROS 300,000) remains unpaid at June 30, 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

14.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                           June 30, 2004        December 31,2003
     ---------------------------------------------------------------------------
     ASSETS
     North America                           $ 2,932,489              $3,156,953
     China                                     5,434,407               7,079,241
     Other                                       525,913                 899,858
     ---------------------------------------------------------------------------
     Total                                   $ 8,892,809             $11,136,052
     ===========================================================================

     ---------------------------------------------------------------------------
                                       Six months ended         Six months ended
                                          June 30, 2004            June 30, 2003
     ---------------------------------------------------------------------------
     REVENUE
     North America                           $        -               $        -
     China                                    1,359,515                1,031,242
     Other                                      429,490                  640,767
     ---------------------------------------------------------------------------
         Total                               $1,786,415              $ 1,672,009
     ===========================================================================

15.  Comparative Figures

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

The Company has contracted with a European Institute of Biotechnology that may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology available today will be used by the Company to enter the European market, once certain competitor's patents expire.

Recent Events

Agreement to Acquire Oriental Wave Holding Ltd. On March 24, 2004, we announced that we entered into a letter of intent to acquire Oriental Wave Holding Ltd. in a transaction in which we will be the survivor company. On June 14, 2004 we announced that the parties had signed a definitive Share Purchase Agreement setting forth the terms of the merger. If the proposed acquisition is consummated, the resulting ownership of the combined company will be approximately 31.65% for Dragon shareholders and approximately 68.35% for Oriental Wave shareholders.

Oriental Wave Holding Ltd, incorporated in the British Virgin Islands, is a holding company of a China-based pharmaceutical company engaged in the production of chemical intermediates and active pharmaceutical ingredients and formulation, marketing and sale of generic drugs. Based on its 2003 audited financial statements, Oriental Wave Group had revenues of $26 million and earnings of $7.5 million.

Oriental Wave Group currently has two Chinese State Food and Drug administration ("SFD&A") certified GMP production facilities on stream: a pharmaceutical facility with a capacity of producing 1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year as well as a chemical plant producing clavulanic acid by a fermentation process. A third facility for the production, by fermentation, of 7-ACA, an intermediate for Cephalosporin antibiotics started pilot production on July 1, 2004. Oriental Wave Group has a total of approximately 280 drug approvals from the SFD&A of which about 35, mainly anti-infectious drugs, were actively exploited in China in 2003.

On consumation of the acquisition, the combined company will be reorganized into three major divisions: a Pharmaceutical division for prescription and over-the-counter generic drugs; a Chemical division for bulk pharmaceutical chemicals such as Clavulanic Acid, 7-ACA and sterilized bulk drugs and a Biotech division for EPO and in-licensed G-CSF.

Completion of the proposed acquisition is subject to a number of conditions including required regulatory and shareholder approvals.

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

In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due on December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement have been cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing of which 2,200,000 common shares of the Company have been placed in escrow as of June 30, 2004.

Results of Operations

Revenues. Revenues are generated from the sale of EPO in China by Huaxin and throughout the developing world by Biotrade. Sales for the three-month period ending June 30, 2004 were $908,145 compared to $1,007,686 for the three-month period ending June 30, 2003. Sales in and outside of China were $657,645 and $250,500, respectively during the three-month period ending June 30, 2004. Sales during the three-month period ending June 30, 2003 were $576,894 in China and $430,792 outside of China. Cost of sales for the three-months ended June 30, 2004 of $194,755 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended June 30, 2003 was $326,988. The gross profit margin was 79% for the three-month period ending June 30, 2004 and 68% for the three-month period ended June 30, 2003. The profit margin was lower during the three months ended June 30, 2003 because the Company decided to sell and sold some product with short-term expiry dates at a reduced price.

Sales for the six-month period ending June 30, 2004 were $1,786,415 compared to $1,672,009 for the six-month period ending June 30, 2003. Sales in and outside of China were $1,359,515 and $426,900, respectively during the six-month period ending June 30, 2004. Sales during the six-month period ending June 30, 2003 were $1,031,242 in China and $640,767 outside of China.

Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001. Interest income for the three-months period ended June 30, 2004 was $20,435 compared to $10,381 for the three-month period ended June 30, 2003. Interest income for the six-months period ended June 30, 2004 was $26,189 compared to $16,819 for the six-month period ended June 30, 2003.

Expenses. Total operating expenses for the three-months ended June 30, 2004 were $1,121,830. The major expenses incurred in the second quarter of 2004 were selling expenses of $364,877 and research and development expenses of $151,472 representing 33% and 14% of total expenses, respectively. The remaining major expense items are represented by administrative expenses.

Significant operating expenses for the three-months ended June 30, 2004 included rent of $84,074, salaries and benefits of $208,566, $53,197 in travel costs and legal expenses of $13,543. During 2004, the Company ceased paying management fees to certain directors for consulting services.

Other significant expenses for the second quarter include the depreciation of fixed assets and amortization of license and permit of $179,412.

Comparatively, total operating expenses for the three-months ended June 30, 2003 was $927,504. The major expense incurred in the second quarter of 2003 was selling expenses of $287,667 representing 31% of total expenses. Administrative expenses represent the remaining major expense items.

Significant operating expenses for the three-months ended June 30, 2003 included rent of $123,912, salaries and benefits of $198,586, $34,055 in travel costs and a bad debts provision of $10,701. Management fees of $20,000 were paid to a director for consulting services during the second quarter of 2003.

Other  significant   expenses  for  the  second  quarter  of  2003  include  the depreciation of fixed assets and amortization of license and permit and land-use rights of $183,896.

Total operating expenses for the six-months ended June 30, 2004 were $2,008,535. The major expense incurred in the first half of 2004 was selling expense of $628,330 representing 31% of total expenses. The remaining expense items are primarily administrative expenses.

Significant operating expenses for the six-months ended June 30, 2004 included rent of $168,101, salaries and benefits of $390,471, $83,883 in travel costs, legal expenses of $38,718 and research and development expenses of $152,007. There were no management fees paid to directors during the first half of 2004.

Other significant expenses for the first half of the year include the depreciation of fixed assets and amortization of license and permit of $358,854.

Comparatively, total operating expenses for the six-months ended June 30, 2003, were $2,131,011. The major expense incurred in the first half of 2003 was selling expenses of $793,339 representing 37% of total expenses. Administrative expenses represent the remaining expense items.

Significant operating expenses for the six-months ended June 30, 2003 included bad debt write offs of $41,412, rent of $212,111, salaries and benefits of $389,978 and $100,393 in travel costs. Management fees of $40,000 were paid to a director for services during the six-months ended June 30, 2003.

Other significant expenses for the second half of 2003 include the depreciation of fixed assets of and amortization of license and permit and land-use rights of $369,195.

Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $388,004 for the three-month period ending June 30, 2004 compared to $236,424 for the same period last year. The primary reason for the increase was that the Company paid in excess of $150,000 in development expense in the three months ended June 30, 2004.

The Company's net and comprehensive loss of $637,427 for the six-month period ending June 30, 2004 compared to $970,452 for the same period last year.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the three and six month periods ended June 30, 2004. The loss per share for the three-month period ended June 30, 2004 was $0.02 and $0.03 for the six-month period ended June 30, 2004. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

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

As of June 30, 2004, the Company had $2,608,594 in cash available. This cash, the $1,407,671 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,414,102 at June 30, 2004. The Company does not anticipate significant capital requirements in the near future.

During the six-months June 30, 2004, the Company incurred losses of $637,427 and the Company will continue to incur losses until sales for its products increase or the contemplated merger with Oriental Wave is completed. The Company will continue to fund its operations through working capital.

Item 3.  Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our second fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Dragon Pharmaceutical Inc. v. Longbin Liu, Supreme Court of British Columbia, Canada, No. S036057, filed November 10, 2003. On November 2003, we filed a complaint against our Director and former Chairman for payment of $3,500,000, plus interest calculated at 6% per annum, due on September 5, 2003, pursuant to the terms of the Acquisition Agreement related to Hepatitis B Vaccine Project entered into by the Company and the defendant on October 6, 2000, as amended on June 5, 2001. The Company has served the complaint against the defendant but has suspended the action pursuant to the terms of a Settlement Agreement entered into on April 4, 2004. See Item 2, Management's Discussion and Analysis and Plan of Operations, Recent Events - Settlement Agreement with Dr. Liu.

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

               Exhibit No.

               31.1 Certification by the Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act

               31.2 Certification by the Principal  Accounting  Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act

               32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)  Reports on Form 8-K.

               Form 8-K for April 22, 2004 reporting announcing 2003 year end results.

               Form 8-K for May 13, 2004 announcing first quarter results.

               Form 8-K for June 11, 2004 reporting entering into a Share Purchase Agreement with Oriental Wave Holdings Ltd.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DRAGON PHARMACEUTICAL INC.
                                           (registrant)

Dated:   August 5, 2004                    /s/ Matthew Kavanagh
                                           ---------------------------------
                                           Matthew Kavanagh
                                           Director of Finance and Corporate
                                           Compliance and Corporate Secretary
                                           (Duly authorized Officer and
                                           Principal Financial Officer)

                                                                EXHIBIT 31.1

            Section 302 Certification of Principal Executive Officer

I, Alexander Wick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dragon Pharmaceutical Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Omitted

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 5, 2004                    /s/ Alexander Wick
                                        --------------------------------------
                                        Alexander Wick, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                                                EXHIBIT 31.2

            Section 302 Certification of Principal Financial Officer

I, Matthew Kavanagh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dragon Pharmaceutical Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Omitted

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
(or  persons   performing  the  equivalent   functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: August 5, 2004               /s/ Matthew Kavanagh
                                   ------------------------------------------
                                   Matthew Kavanagh,
                                   Principal Financial Officer

                                                                EXHIBIT 32

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission (the "Form 10-QSB") that, to the best of their knowledge:

     (1) the Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 5, 2004                      /s/ Alexander Wick
                                           -------------------------------------
                                           Alexander Wick
                                           President and Chief Executive Officer


Dated: August 5, 2004                       /s/ Matthew Kavanagh
                                           -------------------------------------
                                           Matthew Kavanagh
                                           Principal Financial Officer