Form 10QSB
period 2004-09-30
DRAGON PHARMACEUTICALS INC
filed 2004-11-15
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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


Number  of  shares  of  common  stock  outstanding  as of  September  30,  2004:
20,582,000

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statement


                      Consolidated Financial Statements
                     (Unaudited - Prepared by Management)
                     (Expressed in U.S. Dollars)
                      September 30, 2004

                      Index

                      Consolidated Balance Sheets

                      Consolidated Statements of Stockholders' Equity

                      Consolidated Statements of Operations

                      Consolidated Statements of Cash Flows

                      Notes to Consolidated Financial Statements

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------
                                          September 30,             December 31,
                                                  2004                      2003
--------------------------------------------------------------------------------

ASSETS

Current
  Cash and short term securities                 $    2,383,072    $   3,126,667
  Accounts receivable                                 1,571,659        1,265,676
  Inventories                                         1,127,597        1,090,464
  Due from director                                     500,100                -
  Prepaid and deposits                                  106,855          139,595
--------------------------------------------------------------------------------

Total current assets                                  5,689,283        5,622,402

Fixed assets                                          1,829,946        2,089,352

Due from related party - Hepatitis B vaccine project          -              100

Patent rights - related party                                 -          500,000

Licence and permit and other assets                   2,740,193        2,924,198
--------------------------------------------------------------------------------

Total assets                                     $   10,259,422   $   11,136,052
================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities            1,341,471        1,428,257
--------------------------------------------------------------------------------

Commitments (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,582,000 common shares      20,582           20,462

Additional paid in capital                           26,768,750       26,708,870

Accumulated other comprehensive (loss)                  (32,275)        (32,007)

Accumulated deficit                                 (17,839,106)    (16,989,530)
--------------------------------------------------------------------------------

Total stockholders' equity                             8,917,951       9,707,795
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity       $    10,259,422   $  11,136,052
================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                    Compre-                      other         Total
                                              Common stock           Additional     hensive                    compre-        Stock-
                                         ---------------------          paid-in      income       Deficit      hensive      holders'
                                             Shares     Amount          capital      (loss)   accumulated       income        equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002               20,334,000   $ 20,334     $ 26,644,998           -  $(14,994,795)   $(35,011)   $11,635,526

Exercise of stock options for cash          128,000        128           63,872           -             -           -         64,000

Components of comprehensive income (loss)
 - foreign currency translation                   -          -                -       3,004             -       3,004          3,004

- net (loss) for the year                         -          -                -  (1,994,735)   (1,994,735)          -    (1,994,735)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            $(1,991,731)
                                                                                ============
Balance, December 31, 2003               20,462,000    $ 20,462    $ 26,708,870               $(16,989,530)   $(32,007)   $9,707,795
================================================================================            ========================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                    Compre-                      other         Total
                                              Common stock           Additional     hensive                    compre-        Stock-
                                         ---------------------          paid-in      income       Deficit      hensive      holders'
                                             Shares     Amount          capital      (loss)   accumulated       income        equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                20,462,000   $20,462     $ 26,708,870          -   $(16,989,530)    $(32,007)   $9,707,795

Exercise of stock options for cash           120,000       120           59,880                                               60,000

Components of comprehensive income (loss)
 - foreign currency translation                    -         -                -        (268)            -         (268)        (268)

- net (loss) for the period                        -         -                -    (849,576)     (849,576)           -     (849,576)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                            $  (849,844)
                                                                                ============
Balance, September 30, 2004                20,582,000   $20,582    $ 26,768,750               $(17,839,106)   $(32,275)   $8,917,951
================================================================================            ========================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months         Three Months       Nine Months        Nine Months
                                                                 Ended                Ended             Ended              Ended
                                                          September 30,        September 30,     September 30,    September 30,
                                                                  2004                 2003              2004              2003
-----------------------------------------------------------------------------------------------------------------------------------

Sales                                                       $ 1,057,254        $ 1,151,646        $ 2,843,669       $ 2,823,654

Cost of sales                                                   281,536            353,998            723,033           882,267
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                    775,718            797,648          2,120,636         1,941,387

Selling, general and
  administrative expenses                                     (810,870)           (861,160)        (2,273,807)       (2,553,462)

Depreciation of fixed assets and
  amortization of licence and
  permit                                                      (179,612)           (186,674)          (538,466)         (555,869)

Research and development expenses                                   (4)            (25,884)          (152,011)          (25,884)

New market development                                          (1,588)             (6,577)           (13,993)          (30,291)

Provision for doubtful debts                                         -              (3,257)           (20,816)          (44,668)

Loan interest expense                                             (638)               (862)            (2,154)           (5,251)

Stock-based compensation                                             -                   -                  -                 -
-----------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                       (216,994)           (286,766)          (880,611)       (1,274,038)

Interest income                                                  4,846               4,185             31,035            21,004
-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                              (212,148)         $ (282,581)          (849,576)     $ (1,253,034)
===================================================================================================================================

(Loss) per share
      Basic and diluted                                      $   (0.01)          $   (0.01)         $   (0.04)        $   (0.06)
===================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                     20,582,000          20,344,652         20,534,847        20,337,590
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                2004                    2003
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) operating activities
   Net (loss) for the year                                                         $       (849,576)        $    (1,253,034)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     - depreciation of fixed assets and amortization of
          licence and permit                                                                 708,024                 719,100
     - net write off of land-use right and fixed assets                                                                    -
     - provision for doubtful debts                                                           20,816                  44,668
  Changes in non-cash working capital items:
     - accounts receivable                                                                 (326,799)               (383,032)
     - inventories                                                                          (37,133)                 114,224
     - prepaid expenses and deposits                                                          32,739                (35,716)
     - accounts payable and accrued liabilities                                             (86,786)               (157,987)
     - management fees payable - related parties                                                   -                       -
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           (538,715)               (951,777)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows used in investing activities
  Purchase of property and equipment                                                        (34,655)               (123,732)
  (Increase) in other assets                                                               (230,000)                       -
  (Increase) decrease in restricted funds                                                          -                 510,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           (264,655)                 386,268
-----------------------------------------------------------------------------------------------------------------------------


Cash flows from financing activities
Loan proceeds                                                                                                      (483,162)
Proceeds from issuance of shares                                                              60,000                  12,500
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              60,000               (470,662)
-----------------------------------------------------------------------------------------------------------------------------

Foreign exchange (gain) loss on cash
  held in foreign currency                                                                     (225)                  17,986
-----------------------------------------------------------------------------------------------------------------------------

 Decrease in cash and cash equivalents                                                     (743,595)             (1,018,185)

Cash and cash equivalents, beginning of period                                             3,126,667               4,425,766
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $       2,383,072        $      3,407,581
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited interim consolidated balance sheets, statements of operations and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2004, and the results of operations and cash flows for the interim periods ended September 30, 2004 and 2003.

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

3.   Accounts Receivable

     ---------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                             2004           2003
     ---------------------------------------------------------------------------

     Trade receivables                                $ 1,849,101    $ 1,524,465
                                                        (326,968)      (298,284)
     Allowance for doubtful accounts
     ---------------------------------------------------------------------------
                                                        1,522,133      1,226,181
     Other receivables                                     49,526         39,495
     ---------------------------------------------------------------------------
                                                      $ 1,571,659    $ 1,265,676
     ===========================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Inventories

     ---------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                            2004           2003
     ---------------------------------------------------------------------------

         Raw materials                                  $ 86,679       $ 129,650
                                                         110,955         107,833
         Finished goods
                                                         929,962         852,981
         Work in progress
     ---------------------------------------------------------------------------
                                                     $ 1,127,597     $ 1,090,464
     ===========================================================================

5.   Due from director

     The Company entered into an agreement with Dr. Longbin Liu, a director of the Company, to settle the amount owing to the Company from his acquisition of the Hepatitis B Project (note 7) as well as cancel the Patent (note 8) and Project Development (note 12) agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing, of which 2,200,000 common shares have been placed in escrow as of June 30, 2004. The warrants granted to Dr. Liu under the Patent Development agreement havel been cancelled.

     The carrying value of the amount due from Dr. Liu is equivalent to the previous carrying value of the Patent Rights and the Hepatitis B Project amount owing.

6.   Property and equipment

     ---------------------------------------------------------------------------
                                                  September 30, 2004
                                         ---------------------------------------
                                                     Accumulated        Net book
                                          Cost      depreciation           value
     ---------------------------------------------------------------------------

     Motor vehicles                   $   126,444    $    82,818    $     43,626
     Office equipment and furniture       420,973        276,644         144,329
     Leasehold improvements             1,089,231        510,393         578,838
     Production and lab equipment       1,639,822        838,754         801,068
     Idle equipment                       555,339        293,254         262,085
     ---------------------------------------------------------------------------
                                      $ 3,831,809    $ 2,001,863     $ 1,829,946
     ===========================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

6.   Property and equipment (continued)

     ---------------------------------------------------------------------------
                                                     December 31, 2003
                                         ---------------------------------------
                                                     Accumulated        Net book
                                          Cost      depreciation           value
     ---------------------------------------------------------------------------

     Motor vehicles                        $140,423     $ 75,996        $ 64,427
     Office equipment and furniture         414,759      221,076         193,683
     Leasehold improvements               1,089,006      418,888         670,118
     Production and lab equipment         1,595,450      708,841         886,609
     Idle equipment                         555,339      280,824         274,515
     ---------------------------------------------------------------------------
                                        $ 3,794,977    $ 1,705,625   $ 2,089,352
     ===========================================================================

     For the nine-months ended September 30, 2004, depreciation expenses totalled $294,061 (2003 - $305,038). The majority of fixed assets are located in China.

7.   Due from Related Party - Hepatitis B Vaccine Project

     ---------------------------------------------------------------------------
                                                   September 30,    December 31,
                                                            2004            2003
     ---------------------------------------------------------------------------

     Hepatitis B Vaccine Project                            $ -       $4,000,000

     Less : Repayment                                         -        (500,000)
            Valuation allowance                               -      (3,499,900)
     ---------------------------------------------------------------------------
                                                            $ -           $  100
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

7.   Due from Related Party - Hepatitis B Vaccine Project (continued)

     In April 2002, the Company decided not to pursue the project and Dr. Liu has repurchased the project on the agreed terms.

     The amount owing by Dr. Liu to the Company was unsecured. The Company chose, given the significant amount involved and the lack of security, to conservatively value the amount owing and set up a provision in fiscal 2002 for the full amount, less a nominal amount of $100. Dr. Liu defaulted on repayment in September 2003 but subsequently renegotiated repayment terms with the Company (see note 5).

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

     The issuance and exercise of the warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of the patent applications. The $500,000 will be refunded to the Company if no patent applications have been filed by January 14, 2005. The Company has reached settlement with Dr. Liu on this and other projects (note 5) and the warrants have been cancelled

9.   Licence and permit and other assets

     ---------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                          2004              2003
     ---------------------------------------------------------------------------
     Original cost                                  $5,012,582        $5,012,582
     Accumulated amortization                      (2,502,389)       (2,088,384)
     ---------------------------------------------------------------------------

     Licence and permit                              2,510,193         2,924,198
     Other assets                                      230,000                 -
     ---------------------------------------------------------------------------
                                                   $ 2,740,19        $ 2,924,198
     ===========================================================================

     Amortization expense for the licence and permit for the nine-months ended September 30, 2004 was $413,963 (2003 - $414,062).

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

9.   Licence and permit and other assets (continued)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2004     (balance of the year)                       $138,000
         2005                                                 $552,000
         2006                                                 $552,000
         2007                                                 $552,000
         2008                                                 $552,000

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

          Allwin and Biotrade are not subject to income taxes. As at September 30, 2004, $3.9 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings to be remitted.

          As at September 30, 2004, the Company has estimated losses, for tax purposes, totalling approximately $10,518,000, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Income Taxes (continued)

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ----------------------------------------------------------------------
                                                    September 30,   December 31,
                                                            2004            2003
          ----------------------------------------------------------------------

          Tax losses carried forward                 $ 3,576,000     $ 3,237,000
          Stock-based compensation                         6,400           6,400
          Provision for amount owing from
             Hepatitis B Vaccine Project               1,118,000       1,118,000
          Less: valuation allowance                  (4,700,400)     (4,361,400)
          ----------------------------------------------------------------------
                                                     $         -     $         -
          ======================================================================

          A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the three months ended September 30, 2004 and 2003 are as follows:

          ----------------------------------------------------------------------
                                                           2004             2003
          ----------------------------------------------------------------------

          Federal statutory income tax rate                 34%             34%
          Benefit of loss carry forward                    (34%)           (34%)
          ----------------------------------------------------------------------
          Effective income tax rate                           -               -
          ======================================================================

11.  Stock Options and Warrants

     (a)  Stock Options Plans

          There were no options granted during the nine months ended September 30, 2004.

          The following is a summary of the employee stock option information for the period ended September 30, 2004:

          ----------------------------------------------------------------------
                                                                Weighted Average
                                                        Shares    Exercise Price
          ----------------------------------------------------------------------

          Options outstanding at December 31, 2002    3,288,000         $   1.82
          Granted                                       500,000         $   0.68
          Forfeited                                 (1,061,000)         $   0.90
          Exercised                                   (128,000)         $   0.50
          ----------------------------------------------------------------------

          Options outstanding at December 31, 2003    2,599,000         $   2.04
          Forfeited                                    (482,500)        $   1.96
          Exercised                                    (120,000)        $   0.50
          ----------------------------------------------------------------------

          Options outstanding at September 30, 2004   1,996,500         $   2.16
          ======================================================================

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

11.  Stock Options and Warrants (continued)


                             Options Outstanding                         Options Exercisable
     -----------------------------------------------------------  -------------------------------
                                    Weighted
                                     Average        Weighted                           Weighted
     Range of                       Remaining        Average                            Average
     Exercise         Number       Contractual      Exercise           Number          Exercise
     Prices       Outstanding         Life            Price          Exercisable         Price
     --------------------------------------------------------------------------------------------

     $0.01 - $1.00       588,500      2.13          $   0.61            563,500        $   0.60

     $1.01 - $2.00       308,000      2.57          $   1.70            308,000        $   1.70

     $2.01 - $3.00        25,000      0.11          $   2.50             25,000        $   2.50

     $3.01 - $4.00     1,075,000      1.12          $   3.13          1,075,000        $   3.13
                     ------------ --------        ----------          ---------       ----------

                       1,996,500      1.63          $   2.16          1,971,500        $   2.17
                     ============ =========        =========          =========       ==========

          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

          ----------------------------------------------------------------------
                                      September 30, 2004    September  30,  2003
          ----------------------------------------------------------------------

          Net (loss) for the period:
          - as reported                      $ (849,576)            $(1,253,034)
          - pro-forma                        $ (849,576)            $(1,253,034)
          ----------------------------------------------------------------------

          Basic and diluted (loss) per share:
          - as reported                          $(0.04)                 $(0.06)
          - pro-forma                            $(0.04)                 $(0.06)
          ----------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at September 30, 2004:

              Number      Underlying       Exercise Price
           of Warrants      Shares           Per Share         Expiry Date

              50,000        50,000             $1.70           November 15, 2004

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

          ----------------------------------------------------------------------
                                              September 30,        September 30,
                                                       2004                 2003
          ----------------------------------------------------------------------

          Management fees                                $-              $40,000
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

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

               As at September 30, 2004, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes. The Company has reached settlement with Dr. Liu on this and other projects (note 5).

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

        2004 (balance of the year)                         $ 125,9011
        2005                                                  504,954
        2006                                                  509,035
        2007                                                  372,253
        2008                                                  326,205
        2009                                                  144,738
        -------------------------------------------------------------

        Total                                             $ 1,983,086
        =============================================================

     (b) The Company has contracted with a European Institute of Biotechnology, which may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $609,000 (EUROS 500,000) of which $365,000 (EUROS 300,000) remains unpaid at September 30, 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

14.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                      September 30, 2004        December 31,2003
     ---------------------------------------------------------------------------
     ASSETS
     North America                            $2,754,530              $3,156,953
     China                                     6,963,686               7,079,241
     Other                                       541,206                 899,858
     ---------------------------------------------------------------------------
     Total                                  $ 10,259,422             $11,136,052
     ===========================================================================


     ---------------------------------------------------------------------------
                                      Nine months ended        Nine months ended
                                     September 30, 2004       September 30, 2003
     ---------------------------------------------------------------------------
     REVENUE
     North America                              $     -                  $     -
     China                                    2,051,164                1,773,709
     Other                                      792,485                1,049,945
     ---------------------------------------------------------------------------
     Total                                  $ 2,843,669              $ 2,823,654
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

Recent Events

Agreement to Acquire Oriental Wave Holding Ltd. On March 24, 2004, we announced that we entered into a letter of intent to acquire Oriental Wave Holding Ltd. in a transaction in which we will be the survivor company. On June 14, 2004 we announced that the parties had signed a definitive Share Purchase Agreement setting forth the terms of the acquisition. If the proposed acquisition is consummated, the resulting ownership of the combined company will be approximately 31.65% for Dragon shareholders and approximately 68.35% for Oriental Wave shareholders.

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

Oriental Wave Group currently has two Chinese State Food and Drug administration ("SFD&A") certified GMP production facilities in operations: a pharmaceutical facility with a capacity of producing

1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year and a chemical plant producing clavulanic acid by a fermentation process. A third facility for the production, by fermentation, of 7-ACA, an intermediate for Cephalosporin antibiotics started pilot production on July 1, 2004. Oriental Wave Group has a total of approximately 290 drug approvals from the SFD&A of which about 35, mainly anti-infectious drugs, were actively marketed in China in 2003.

Upon the consummation of the acquisition, the combined company will be reorganized into three major divisions: a Pharmaceutical division for prescription and over-the-counter generic drugs; a Chemical division for bulk pharmaceutical chemicals such as Clavulanic Acid, 7-ACA and sterilized bulk drugs and a Biotech division for EPO and in-licensed G-CSF.

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

In exchange, Dr Liu will pay to the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due on December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement have been cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing of which 2,231,000 common shares of the Company have been placed in escrow as of September 30, 2004.

Results of Operations

     Sales. Sales are generated from the sale of EPO in China by our subsidiary, Nanjing Huaxin, and throughout the developing world by our subsidiary, Allwin Biotrade. Revenues for the three-month period ending September 30, 2004 were $1,057,254 compared to $1,151,646 for the three-month period ending September 30, 2003. Sales in and outside of China were $691,669 and $365,585, respectively during the three-month period ending September 30, 2004. Sales during the three-month period ending September 30, 2003 were $742,467 in China and $409,179 outside of China. Sales for the nine-month period ended September 30, 2004 were $2,843,669 compared to $2,823,654 for the nine-month period ended September 30, 2003. Sales in and outside of China were $2,051,184 and $792,485, respectively, during the nine-month period ended September 30, 2004. Sales during the nine-month period ended September 30, 2003 were $1,773,708 in China and $1,049,946 outside of China. Sales in China increased during the nine-month period ended September 30, 2004 due to our implementing a more commission-based sales compensation plan during the latter part of the year ended December 31, 2003. During the first part of the nine months ended September 30, 2003, our compensation structure was more salary-based which did not provide sufficient incentives to our sales force. During the nine months ended September 30, 2004, sales outside of China decreased compared to the same period of the prior year.

During the nine months ended September 30, 2003, because the shelf-life of certain of our EPO product inventory was about to expire, we decreased the price of this product in order to encourage sales. Although sales increased during the nine months ended September 30, 2003, the price reduction reduced our profit margin.

     Cost of sales for the three-months ended September 30, 2004 of $281,536 is attributed to the production costs of the pharmaceutical products. The cost of sales for the three-months ended September 30, 2003 was $353,998. The gross profit margin was 73% for the three-month period ending September 30, 2004 and 68% for the three-month period ended September 30, 2003. Cost of sales for the nine-months ended September 30, 2004 and September 30, 2003 were $723,033 and $882,267. The gross profit margin was 75% for the nine-month period ended September 30, 2004 and 69% for the nine-month period ended September 30, 2003. The lower profit margin during the nine month period ended September 30, 2003 reflects price reductions in sales price for certain of our products that we were required to sell due to the anticipated expiration dates of such products reducing the gross margin to 69% from the normal overall gross margin of 75%-80%.

     Interest income is related primarily to interest earned on cash received from the private placement of common stock received during the third quarter of 2001 and subsequent sales. Interest income for the three-month period ended September 30, 2004 was $4,846 compared to $4,185 for the three-month period ended September 30, 2003. Interest income for the nine-month period ended September 30, 2004 was $31,035 compared to $21,004 for the nine-month period ended September 30, 2003. Interest income increased during the nine months ended September 30, 2004 as compared to the same period for the prior year primarily due to a marginally increase in interest rates.

     Expenses. Total operating expenses for the three-month period ended September 30, 2004 were $992,712 consisting of selling, general and administrative expenses of $810,870, depreciation and amortization of $179,612, research expenses of $4, new market development of $1,588, and interest expense of $638. Total operating expenses for the nine-month period ended September 30, 2004 were $3,001,246, consisting of selling, general and administrative expenses of $2,273,807, depreciation and amortization of $538,466, research expenses of $152,011, new market development of $13,993, provision for bad debt of $20,816 and interest expense of $2,154.

     Comparatively, total operating expenses for the three-month period ended September 30, 2003 were $1,084,414 consisting of selling, general and administrative expenses of $861,160, depreciation and amortization of $186,674, research expenses of $25,884, new market development of $6,577, provision for bad debt of $3,257 and interest expense of $862. Total operating expenses for the nine-month period ended September 30, 2003 were $3,215,425 consisting of selling, general and administrative expenses of $2,553,462, depreciation and amortization of $555,869, research expenses of $25,884, new market development of $30,291, provision for bad debt of $44,668 and interest expense of $5,251.

     Selling, general and administrative expenses for the three months ended September 30, 2004 primarily consisted of $369,093 in selling expenses, rent of $85,775, salaries and benefits of $209,541, travel costs of $50,051, insurance of $10,927 and legal fees of $17,808. Selling, general and administrative expenses for the nine months ended September 30, 2004 primarily consisted of $997,423 in selling expenses, rent of $253,876, salaries and benefits of $600,012, travel costs of $133,934, insurance of $34,832 and legal fees of $56,526.

     Comparatively, selling, general and administrative expenses for the three months ended September 30, 2003 primarily consisted of $368,380 in selling expenses, rent of $68,680, salaries and benefits of $204,960, travel costs of $42,964, insurance of $12,293 and legal fees of $47,620. Selling, general and administrative expenses for the nine months ended September 30, 2003 primarily consisted of $1,161,719 in selling expenses, rent of $280,796, salaries and benefits of $594,938, travel costs of $143,377, insurance of
$50,001 and legal fees of $59,268. Included in selling, general and administrative expenses were management fees of $40,000 paid to a director for services. No similar payment was made during the nine months ended September 30, 2004.

     Overall, selling, general and administrative expenses decreased by $164,296 during the nine months ended September 30, 2004 as compared for the nine months ended September 30, 2003. Selling expenses decreased as a result of sales staff reductions and implementation of a commission-based compensation structure. Other reductions occurred in administrative salaries as our personnel levels have decreased as we streamlined operations, rent through the closure of our Beijing and Hong Kong representative offices and diligently pursued cutting costs in all areas where practical. In addition, during the nine months ended September 30, 2003 we incurred fees for management services to related parties. No management fees were paid to directors for services during the first nine months of 2004.

     Depreciation and fixed assets and amortization of license and permit of $538,466 for the nine months ended September 30, 2004 compared to $555,869 for the nine months ended September 30, 2003 remained relatively the same as we did not acquired significant assets or licenses during the nine months ended September 30, 2004. Further during the nine months ended September 30, 2004, we incurred research expenses of $152,011 related to our proposed EPO product to be offered in Europe. The majority of the research expense was incurred during the first part of 2004. In general, it is our policy to expense research expenses. No significant research expense was incurred during the same period for the prior year.

     New market development expense decrease by $16,298 from $30,291 for the nine months ended September 30, 2003 compared to $13,993 for the nine months ended September 30, 2004. The decrease was due to fewer new EPO dosages or indications being introduced in 2004. In addition, the provision for doubtful debts decreased by $23,852 from $44,668 for the nine months ended September 30, 2003 compared to $20,816 for the nine months ended September 30, 2004 due to our tightening of our credit policy in China. Finally, interest expense decreased by $3,097 from $5,251 for the nine months ended September 30, 2003 compared to $2,154 for the nine months ended September 30, 2004 due to the payoff of certain loans in early 2003.

Expenses, Net and Comprehensive Loss. Dragon had a net loss and a comprehensive loss of $212,148 for the three-month period ending September 30, 2004 compared to $282,581 for the same period last year.

The Company's net and comprehensive loss of $849,576 for the nine-month period ending September 30, 2004 compared to $1,253,034 for the same period last year.

Basic and Diluted Net Loss Per Share

The Company's net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the three and nine month periods ended September 30, 2004. The loss per share for the three-month period ended September 30, 2004 was $0.01 and $0.04 for the nine-month period ended September 30, 2004. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

Dragon is a pharmaceutical and biotechnological company that has commenced the manufacture and marketing of pharmaceutical products in China through its indirect ownership in Nanjing Huaxin Bio-pharmaceuticals Ltd. Previously, the Company has raised funds through equity financings to fund its operations and to provide working capital.

As of September 30, 2004, the Company had $2,283,072 in cash available. This cash, the $1,571,659 in accounts receivable and anticipated sales will be used to fund the ongoing operations and research and development. Working capital was $4,347,812 at September 30, 2004. The Company does not anticipate significant capital requirements in the near future.

During the nine-months September 30, 2004, the Company incurred losses of $849,576 and the Company will continue to incur losses until sales for its products increase or the contemplated merger with Oriental Wave is completed. The Company will continue to fund its operations in the near future through working capital.

Item 3.   Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our third fiscal quarter pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with our evaluation as of the end of the first fiscal quarter that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not currently involved in any legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits.

          (a)  Exhibits.

               Exhibit No.

               31.1 Certification by the Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

               31.2 Certification by the Principal  Accounting  Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act.

               32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.


                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DRAGON PHARMACEUTICAL INC.
                                               (registrant)


Dated:   November 10, 2004                    /s/ Matthew Kavanagh
                                              ---------------------------------
                                              Matthew Kavanagh
                                              Director of Finance and Corporate
                                              Compliance and Corporate Secretary
                                              (Duly authorized Officer and
                                              Principal Financial Officer)

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


Date: November 10, 2004                    /s/ Alexander Wick
                                        ------------------------------------
                                        Alexander Wick, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

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


Date: November 10, 2004                         /s/ Matthew Kavanagh
                                                -------------------------------
                                                Matthew Kavanagh
                                                Principal Financial Officer

                                                                  EXHIBIT 32


                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
             (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
                          TITLE 18, UNITED STATES CODE)


Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission (the "Form 10-QSB") that, to the best of their knowledge:

     (1) the Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 10, 2004                /s/ Alexander Wick
                                        ---------------------------------
                                        Alexander Wick
                                        President and Chief Executive Officer


Dated: November 10, 2004                /s/ Matthew Kavanagh
                                        ---------------------------------
                                        Matthew Kavanagh
                                        Principal Financial Officer