Form 10QSB/A
period 2004-06-30
DRAGON PHARMACEUTICALS INC
filed 2004-11-23
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

                          PART I. FINANCIAL INFORMATION

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

----------------------------------------------------------------------------------------------------------------------------------
                                                                                           As Restated
                                                                                        (see notes 1, 17)
                                                                                          June 30, 2004         December 31, 2003
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current
  Cash and short term securities                                                    $          2,608,594      $         3,126,667
  Accounts receivable                                                                          1,407,671                1,265,676
  Inventories                                                                                  1,130,847                1,090,464
  Due from director                                                                              500,100                        -
  Prepaid and deposits                                                                            92,670                  139,595
----------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                           5,739,882                5,622,402

Fixed assets                                                                                   1,912,249                2,089,352

Due from related party - Hepatitis B vaccine project                                                   -                      100

Patent rights - related party                                                                          -                  500,000

Licence and permit and other assets                                                            2,803,178                2,924,198
----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                        $         10,455,309      $        11,136,052
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current
  Accounts payable and accrued liabilities                                                     1,325,780                1,428,257
----------------------------------------------------------------------------------------------------------------------------------

Commitments (Note 12)

Stockholders' Equity

Share capital
  Authorized:  50,000,000 common shares at
    par value of $0.001 each
  Issued and outstanding:  20,582,000 common shares                                               20,582                   20,462

Additional paid in capital                                                                    26,768,750               26,708,870

Accumulated other comprehensive (loss)                                                          (32,845)                 (32,007)

Accumulated deficit                                                                         (17,626,958)             (16,989,530)
----------------------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                     9,129,529                9,707,795
----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                          $         10,455,309      $        11,136,052
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                   Compre-                     other           Total
                                              Common stock         Additional      hensive                    compre-         Stock-
                                         --------------------         paid-in       income        Deficit     hensive       holders'
                                             Shares    Amount         capital       (loss)    accumulated      income         equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002               20,334,000    $20,334    $26,644,998            -   $(14,994,795)   $(35,011)   $11,635,526

Exercise of stock options for cash          128,000        128         63,872            -              -            -        64,000

Components of comprehensive income (loss)
 - foreign currency translation                   -          -              -        3,004              -       3,004          3,004

- net (loss) for the year                         -          -              -   (1,994,735)    (1,994,735)          -    (1,994,735)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                             $(1,991,731)
                                                                                 ============
Balance, December 31, 2003               20,462,000     $20,462    $26,708,870                $(16,989,530)   $(32,007)   $9,707,795
================================================================================              ======================================
The accompanying notes are an integral part of these financial statements.

                                       4

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                                   Compre-                     other           Total
                                              Common stock         Additional      hensive                    compre-         Stock-
                                         --------------------         paid-in       income        Deficit     hensive       holders'
                                             Shares    Amount         capital       (loss)    accumulated      income         equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003               20,462,000   $20,462     $26,708,870            -   $(16,989,530)  $(32,007)     $9,707,795

Exercise of stock options for cash          120,000       120          59,880                                                 60,000

Components of comprehensive income (loss)
 - foreign currency translation                   -         -               -         (838)             -      (838)           (838)

- net (loss) for the period                       -         -               -     (637,428)      (637,428)        -        (637,428)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)                                                             $(638,266)
                                                                                 ===========
Balance, June 30, 2004                    20,582,000  $20,582     $26,768,750                 $(17,626,958)  $(32,845)    $9,129,529
==============================================================================                ======================================
The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months      Three Months       Six Months         Six Months
                                                                 Ended             Ended             Ended             Ended
                                                               June 30,          June 30,          June 30,           June 30,
                                                                 2004              2003              2004               2003
------------------------------------------------------------------------------------------------------------------------------------

Sales                                                               $908,145        $1,007,686        $1,786,415         $1,672,009

Cost of sales                                                        194,755           326,988           441,497            528,269
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                         713,390           680,698         1,344,918          1,143,740

Selling, general and
  administrative expenses                                          (784,051)         (723,743)       (1,462,937)        (1,692,302)

Depreciation of fixed assets and
  amortization of licence and
  permit and land-use right                                        (179,412)         (183,896)         (358,854)          (369,195)

Net write off of land-use right and fixed assets                           -                 -                 -                  -

Research and development expenses                                  (151,472)                 -         (152,007)                  -

New market development                                              (12,404)           (8,234)          (12,404)           (23,713)

Provision for doubtful debts                                           6,257          (10,701)          (20,816)           (41,412)

Interest expense                                                       (747)             (929)           (1,516)            (4,389)

Stock-based compensation                                                   -                 -                 -                  -
------------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                     (408,439)         (246,805)         (663,616)          (987,271)

Interest income                                                       20,435            10,381            26,189             16,819
------------------------------------------------------------------------------------------------------------------------------------

Net (loss) for the period                                         $(388,004)        $(236,424)        $(637,427)         $(970,452)
====================================================================================================================================

(Loss) per share
      Basic and diluted                                           $   (0.02)        $   (0.01)        $   (0.03)         $   (0.05)
====================================================================================================================================

Weighted average number of
  common shares outstanding
      Basic and diluted                                           20,560,022        20,334,000        20,511,011         20,334,000
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

1.   Significant Accounting Development

     As disclosed in Note 17, the Company is restating its Consolidated Balance Sheet as at June 30, 2004 to reinstate an allotment of 250,000 common shares. The shares were allotted fulfil the Company's obligation to its Sanhe Kailong Bio-pharmaceutical Limited Joint Venture partner as a result of the Company decision to pursue the development of manufacturing and selling EPO through Nanjing Huaxin Bio-phamacuetical Co. Ltd. instead of Sanhe Kailong Bio-pharmaceutical.

     For purposes of the Form 10-QSB/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company has amended and restated in its entirety each item of the Form 10-QSB that was affected by the restatement. In order to preserve the nature and character of the disclosures provide in the Form 10-QSB as they were originally, filed, no attempt was made to modify or update any disclosures except those required to reflect the effects of the restatement.

2.   Basis of Presentation

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

3.   Proposed Business Combination

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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

4.   Accounts Receivable

     ---------------------------------------------------------------------------
                                             June 30,         December 31,
                                                2004                 2003
     ---------------------------------------------------------------------------

     Trade receivables                   $ 1,683,549          $ 1,524,465
     Allowance for doubtful accounts        (326,967)            (298,284)
     ----------------------------------------------------------------- ---------
                                           1,356,582            1,226,181
     Other receivables                        51,088               39,495
     ----------------------------------------------------------------- ---------
                                         $ 1,407,670          $ 1,265,676
     ===========================================================================

5.   Inventories

     ---------------------------------------------------------------------------
                                             June 30,         December 31,
                                                2004                 2003
     ---------------------------------------------------------------------------

     Raw materials                         $ 112,109           $ 129,650
     Finished goods                          106,160             107,833

     Work in progress                        912,578             852,981

     ---------------------------------------------------------------------------
                                         $ 1,130,847         $ 1,090,464
     ===========================================================================

6.   Due from director

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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

7.   Property and equipment

     ------------------------------------------- --------------------------------------------------------------
                                                                              June 30, 2004
                                                      ---------------------------------------------------------
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

8.   Due from Related Party - Hepatitis B Vaccine Project

     ---------------------------------------------------------------------------
                                                   June 30,         December 31,
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

8.   Due from Related Party - Hepatitis B Vaccine Project (Continued)

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

10.  Licence and permit and other assets

     ---------------------------------------------------------------------------
                                                   June 30,         December 31,
                                                       2004                 2003
     ---------------------------------------------------------------------------

     Original cost                               $5,012,582           $5,012,582
     Accumulated amortization                    (2,364,404)         (2,088,384)
     ---------------------------------------------------------------------------

     Licence and permit                           2,648,178            2,924,198
     Other assets                                   155,000                    -
     ---------------------------------------------------------------------------

                                                 $2,803,178          $ 2,924,198
     ===========================================================================

     Amortization expense for the licence and permit for the six-months ended June 30, 2004 was $275,975 (2003 - $275,956)

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

10.  Licence and permit and other assets (Continued)

     The estimated amortization expense for each of the five succeeding fiscal years is as follows:

         2004     (balance of the year)                       $276,000
         2005                                                 $552,000
         2006                                                 $552,000
         2007                                                 $552,000
         2008                                                 $552,000

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

     (b) The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          ----------------------------------------------------------------------
                                                   June 30,         December 31,
                                                       2004                 2003
          ----------------------------------------------------------------------

          Tax losses carried forward              $ 3,451,000        $ 3,237,000
          Stock-based compensation                      6,400              6,400
          Provision for amount owing from
             Hepatitis B Vaccine Project            1,118,000          1,118,000
          Less: valuation allowance                (4,575,400)       (4,361,400)
          ----------------------------------------------------------------------
                                                  $         -       $          -
          ======================================================================

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

12.  Stock Options and Warrants

     (c)  Stock Options Plans

          There were no options granted during the six months ended June 30, 2004.

          The following is a summary of the employee stock option information for the period ended June 30, 2004:

          ------------------------------------------------------ ------------------ ------------------------
                                                                                           Weighted Average
                                                                            Shares           Exercise Price
          ------------------------------------------------------ ------------------ ------------------------
          Options outstanding at December 31, 2002                       3,288,000            $   1.82
          Granted                                                          500,000            $   0.68
          Forfeited                                                     (1,061,000)           $   0.90
          Exercised                                                       (128,000)           $   0.50
          ------------------------------------------------------ ------------------ ------------------------

          Options outstanding at December 31, 2003                       2,599,000            $   2.04
          Forfeited                                                       (482,500)           $   1.96
          Exercised                                                       (120,000)           $   0.50
          ------------------------------------------------------ ------------------ ------------------------
          Options outstanding at June 30, 2004                           1,996,500            $   2.16
          ====================================================== ================== ========================

                                 Options Outstanding                                Options Exercisable
          ---------------------------------------------------------  ----------------------------------------------
                                                       Weighted
                                                       Average          Weighted                          Weighted
                       Range of                       Remaining         Average                           Average
                       Exercise         Number       Contractual        Exercise           Number         Exercise
                        Prices       Outstanding         Life            Price          Exercisable         Price
          ---------------------------------------------------------  ----------------------------------------------
                    $0.01 - $1.00       588,500             2.39        $   0.61         563,500        $   0.60

                    $1.01 - $2.00       308,000             2.82        $   1.70         308,000        $   1.70

                    $2.01 - $3.00        25,000            0.361        $   2.50          25,000        $   2.50

                    $3.01 - $4.00     1,075,000            1.372        $   3.13       1,075,000        $   3.13
          -------------------------   -----------------------------  -------------    ------------     -----------
                                      1,996,500             1.88        $   2.16       1,971,500        $   2.17
                                      =========         =========    =============    ============     ===========

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

12.  Stock Options and Warrants (Continued)

          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

          ----------------------------------------------------------------------
                                                   June 30,             June 30,
                                                       2004                 2003
          ----------------------------------------------------------------------

          Net (loss) for the period:
          - as reported                           $(663,616)         $ (970,452)
          - pro-forma                             $(663,616)         $ (970,452)
          ------------------------------------------------------------ ---------

          Basic and diluted (loss) per share:
          - as reported                              $(0.03)             $(0.05)
          - pro-forma                                $(0.03)             $(0.05)
          ----------------------------------------------------------------------

     (b)  Warrants

          Share purchase warrants outstanding as at June 30, 2004:

             Number         Underlying       Exercise Price
          of Warrants         Shares           Per Share       Expiry Date
          -----------       ----------       --------------    -----------
            50,000            50,000             $1.70         November 15, 2004

13.  Related Party Transactions

     (a)  The  Company  incurred  the  following  expenses  to a director of the
          Company:

          ----------------------------------------------------------------------
                                              June 30, 2004        June 30, 2003
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

     (b)  see Notes 5, 6, and 7 also.

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

15.  Segmented Information

     The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

                                     June 30, 2004        December 31,2003
     ---------------------------------------------------------------------------
     ASSETS
     North America                    $ 2,932,489              $3,156,953
     China                            6,696,907                 7,079,241
     Other                            525,913                     899,858
     ---------------------------------------------------------------------------
     Total                            $ 10,455,309            $11,136,052
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

16.  Comparative Figures

     Certain 2003 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

17.  Restatement

     These financial statements have been restated to reinstate the 250,000 common shares that were previously allotted to the Company's Sanhe Kailong Bio-pharmaceutical Limited.("Kailong") Joint Venture partner.

     Kailong was a Joint Venture through which the Company would manufacture and sell its EPO in China. Kailong was created to grant the Company's Joint Venture partner a 25% interest in the Company's EPO business in China. The Company then determined that it would take too long to bring Kailong into production and instead, acquired Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin") which had an existing production facility and the required manufacturing licenses and sales permits.

     In March 2000, the Company entered into an agreement with its Kailong Joint Venture partner to fulfil the Company's obligation to allow the Kailong Joint Venture partner to participate in the Company's EPO business and to eliminate the Joint Venture partner's claim to a 25% interest in Huaxin. Under the agreement, the Company agreed to pay $250,000 and issue 250,000 common shares of the Company. The Company accounted for the transaction at the time by recording the shares allotted at the share price in effect at the time. The cash was paid in the year 2000, but the shares have not yet been issued.

     In the second quarter of 2004, the Company was finalizing the share exchange agreement with Oriental Wave Holding Limited ("Oriental Wave") in which the Company would be required to issue shares to Oriental Wave based on the current shares outstanding and on obligations to issue shares in the future. At that time, the Company reversed the original allotment of the 250,000 shares on the basis that Kailong was going to be dissolved and the shares were not going to be issued.

     It has subsequently been determined that the Company is still required to issue the 250,000 shares to its Kailong Joint Venture partner and the financial statements have been amended to reinstate the 250,000 common shares that were previously allotted.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

17.  Restatement (Continued)

     As a result of the foregoing the Consolidated Balance Sheet of the Company has been restated as follows:

                                                                    As of June 30, 2004
                                                       ---------------------------------------------
                                                                                     Previously
                                                            Restated                   Reported
                                                       --------------------    ---------------------

        Total current assets                               $ 5,739,882              $ 5,739,882
        Fixed assets                                         1,912,249                1,912,249
        Licence and permit and other assets                  2,803,178                1,240,678
                                                       --------------------    ---------------------
        Total assets                                      $ 10,455,309              $ 8,892,809
                                                       ====================    =====================

        LIABILITIES AND STOCKHOLDERS' EQUITY
          Accounts payable and accrued liabilities         $ 1,325,780              $ 1,325,780
                                                       --------------------    ---------------------

        Share capital                                           20,582                   20,582
        Additional paid in capital                          26,768,750               25,206,250
        Accumulated other comprehensive (loss)                 (32,845)                 (32,845)
        Accumulated deficit                                (17,626,958)             (17,626,958)
                                                       --------------------    ---------------------
        Total stockholders' equity                           9,129,529                7,567,029
                                                       --------------------    ---------------------
        Total liabilities and stockholders' equity        $ 10,455,309              $ 8,892,809
                                                       ====================    =====================

     The correction of the above did not have any effect on the Consolidated Balance Sheet as of December 31, 2003 or the Consolidated Statements of Operations or Cash Flows for either the six months ended June 30, 2004 or 2003.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits.

          (a)  Exhibits.

               Exhibit No.
               -----------

               31.1 Certification by the Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

               31.2 Certification by the Principal  Accounting  Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act.

               32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.


                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to Form 10-QSB for the quarterly period ended June 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DRAGON PHARMACEUTICAL INC.
                                          (registrant)


Dated:   November 22, 2004                /s/ Matthew Kavanagh
                                          --------------------------------------
                                          Matthew Kavanagh
                                          Director of Finance and Corporate
                                          Compliance and Corporate Secretary
                                          (Duly authorized Officer and
                                          Principal Financial Officer)

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


Date: November 22, 2004                    /s/ Alexander Wick
                                           ------------------------------------
                                           Alexander Wick, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

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


Date:  November 22, 2004                /s/ Matthew Kavanagh
                                        -------------------------------
                                        Matthew Kavanagh,
                                        Principal Financial Officer

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


Dated: November 22, 2004                  /s/ Alexander Wick
                                          -------------------------------------
                                          Alexander Wick
                                          President and Chief Executive Officer




Dated: November 22, 2004                  /s/ Matthew Kavanagh
                                          -------------------------------------
                                          Matthew Kavanagh
                                          Principal Financial Officer