Form 10KSB
period 2004-12-31
DRAGON PHARMACEUTICAL INC
filed 2005-03-31
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

Commission File Number 0-27937

DRAGON PHARMACEUTICAL INC.

(Exact name of small business issuer)

Florida (State of other jurisdiction of incorporation or organization)	65-0142474 (I.R.S. Employer Identification Number)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of March 15, 2005 was $18,626,650.

The number of shares outstanding of the issuer's common stock as of March 15, 2005, was 65,109,004.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ____ No. X

ITEM 10.	EXECUTIVE COMPENSATION	48
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	49

PART I

ITEM 1. DESCRIPTION OF BUSINESS

With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception, will need additional financing, and has recently completed its acquisition of Oriental Wave Holding, Ltd., all of which factors are set forth in more detail in the sections entitled "Item 1. Business Risks Associated With Dragon Pharmaceutical" and "Item 6. Management's Discussion and Analysis or Plan of Operation" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

We are a pharmaceutical and biotechnological company whose business is to develop and manufacture pharmaceutical products in China and market pharmaceutical products in China and developing countries. Through our wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China, we manufacture and sell Erythropoietin or EPO. Our EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. In addition, we are in final preparation to enter the European market upon obtaining product approval of our EPO. Through Nanjing Huaxin, we produce EPO for sale in primarily China, and eight developing countries outside of China in an efficient and cost-effective manner. Our strategy is to use our biotechnological expertise to produce and market pharmaceutical products primarily in China and developing countries at a competitive cost and enter the market of developed countries with licensees when the patent situation allows it.

As discussed below, we completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") on January 12, 2005 which transformed us into a diversified pharmaceutical company with three key business units consisting of a Biotech Division for biotech products, a Chemical division for bulk pharmaceutical chemical and a Pharma division for formulated drugs.

Recent Events

On January 12, 2005, we completed the acquisition of Oriental Wave. Oriental Wave is principally engaged in the production and sale of pharmaceutical products. See "Description of Business - Oriental Wave Holding Ltd." below. In connection with the acquisition of Oriental Wave, we issued 44,502,004 of our shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively own 68.35% of our outstanding shares. The acquisition of Oriental Wave will allow us to expand our range of products, leverage both companies' marketing networks in China and in the international markets, and improve our ability to execute our combined business strategy. There are, however, certain risks in implementing our business plans. See "Business Risks Associated with Dragon Pharmaceutical".

Oriental Wave currently has three production facilities including two Chinese State Food and Drug Administration ("SFDA") certified GMP production facilities : a pharmaceutical facility with a capacity of producing 1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year as well as one chemical facility producing clavulanic acid. The third facility produces 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and doesn't require GMP for the production facility. Oriental Wave has a total of approximately 291 drug approvals from the Chinese State Food and Drug Administration of which about 35, mainly anti-infectious drugs, were commercialized in China in 2004.

Oriental Wave, incorporated in the British Virgin Islands, is a holding company of a China based pharmaceutical company engaged in the production of chemical intermediates and active pharmaceutical ingredients and formulation, marketing and sale of chemical generic drugs.

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

Our Joint Ventures and Acquisitions

Sanhe Kailong Bio-Pharmaceutical Limited

On April 18, 1998, we, through our wholly-owned subsidiary Allwin Newtech, and Sinoway Biotech ("Sinoway"), a non-affiliate, formed a Sino-Foreign joint venture called Sanhe Kailong Bio- Pharmaceutical Co. Ltd. ("Kailong"). Kailong was formed for the purpose of developing, manufacturing and marketing EPO in China and other markets. Under the terms of the Kailong joint venture agreement, we owned a 75% joint venture interest and Sinoway owned a 25% joint venture interest. Kailong's business plan required developing the EPO business literally from the ground up including securing the land, constructing the facilities, and purchasing and installing equipment, among other items. Because of the anticipated large capital investment required for Kailong, however, and the time and effort required to develop the intended EPO business to generate revenues, we began looking for an existing EPO business we could acquire.

In 1999, we discovered an acquisition opportunity in Nanjing Huaxin Bio-Pharmaceutical Co. Ltd. which had an existing EPO business. On June 11, 1999, Kailong and Nanjing Medical Holdings Co. Ltd. ("NMH") entered into a Transfer of Share Interest Agreement whereby NMH would transfer a 75% interest in Nanjing Huaxin to Kailong. As a result of this agreement, our effective ownership in Nanjing Huaxin's EPO business would be 56.25% and Sinoway's effective ownership in Nanjing Huaxan's EPO business would be 18.75%.

Because it was very important from a business, control and capital raising perspective for us to maximize our interest in Nanjing Huaxin, we sought to increase our ownership in Nanjing Huaxin. Therefore, on July 22, 1999, Kailong, Allwin Newtech, and NMH entered into a new agreement to transfer NMH's 75% ownership in Nanjing Huaxin to Allwin Newtech and to terminate the rights and obligations under the June 11, 1999 Transfer of Share Interest Agreement originally entered into between NMH and Kailong. Further, to set forth and clarify their respective rights and obligations as a result of NMH's transfer of its 75% Nanjing Huaxin interest to Allwin Newtech, on July 27, 1999, Allwin Newtech and NMH entered into a Transfer of Share Interest Contract. As a result of these two agreements, our ownership in Huaxin increased to a direct 75% interest.

Finally, as part of its acquisition cost in Nanjing Huaxin, we entered into a Beneficial Interest Changing Agreement on March 19, 2000 pursuant to which we agreed to pay Sinoway $250,000 and issue 250,000 shares of our common stock in exchange for Sinoway's 20% interest in Kailong. Sinoway Biotech will continue to hold the remaining 5% interest. We have paid $250,000 to Sinoway Biotech to increase our interest in the joint venture but have not yet issued the 250,000 shares of stock. Due to our acquisition of Nanjing Huaxin and its license to manufacture EPO, we determined not to pursue EPO manufacturing through the Kailong joint venture. Consequently, the contract to purchase a drug manufacturing license held by Sinoway Biotech was not deemed necessary and was therefore not contributed to Kailong. Kailong was formed by Allwin Newtech for the purpose of the joint venture. Neither we nor Allwin Newtech had an affiliation with Sinoway Biotech prior to the joint venture's formation. Currently, Kailong has no operations and we intend to dissolve Kailong.

Nanjing Huaxin Bio-pharmaceutical Co, Ltd.

On July 27, 1999, Allwin Newtech completed a Transfer of Share Interest Contract with the NMH whereby, effective June 11, 1999, Allwin Newtech purchased from the NMH 75% of its equity interest in Nanjing Huaxin. The total purchase price for the 75% equity interest was $4.2 million. In January 2002 we acquired the balance of the 25% interest from Nanjing Medical Group for $1,400,000.

Nanjing Huaxin is located in Nanjing City, China and owns a license and production permit for the manufacture of EPO in China. In 2004, 2003, and 2002, Nanjing Huaxin manufactured approximately 1.6 million, 2 million, and 3.3 million doses respectively. As part of our business strategy, we have supplied management assistance and capital investment to upgrade Nanjing Huaxin's facilities and implemented our production technology to increase production efficiency and decrease production costs. Nanjing Huaxin was previously part of Nanjing Research Institute of Military Medical Science, a corporation operated by the Chinese military. We had no affiliation with NMH or Nanjing Huaxin Biotech prior to entering into the share transfer agreement. Nanjing Huaxin had been producing an estimated 300,000 vials of EPO per year and marketed its EPO under the name "Ning Hong Xin Nanjing Huaxin currently produces EPO in China for kidney dialysis and surgery applications.

We have decided to build a brand new EPO manufacturing facility in Datong city, Shanxi Province of China and relocate the EPO production from the current facility in Nanjing city to this new site. Datong city, where three other manufacturing facilities of Oriental Wave are located, is about 300 km west of Beijing, the capital of China. The relocation of the production site allows us to increase the EPO output by two to three times that of the current facility in Nanjing and to capitalize on the location advantages and the efficiency of unified operational management.

Pharmaceutical Products

Erythropoietin or EPO. Our primary product is EPO, a glycoprotein that stimulates and regulates the rate of formation of red blood cells. In adult humans, EPO is produced by the kidneys and acts on precursor cells to stimulate cell proliferation and differentiation into mature red blood cells. Kidney disease and chemotherapy or radiation therapy for treating cancer may impair the body's ability to produce EPO and, in turn, reduce the level of red blood cells to less than one-half that of healthy humans. The shortage of red blood cells leads to insufficient delivery of oxygen throughout the body. The result is anemia, which symptoms include fatigue and weakness.

One of the treatments for anemia is to provide EPO protein. This treatment is administered through dialysis tubing or by injection approximately three times per week. EPO is most commonly administered to people with chronic renal failure, HIV patients being treated with anti-viral drugs, and cancer patients on chemo or radiation therapy. The treatment is less dangerous and generates fewer adverse side effects than alternative treatments that include blood transfusions and androgen therapy. However, side effects of EPO may include hypertension, headaches, shortness of breath, diarrhea, rapid heart rate and nausea.

While EPO has been tested to be effective in treating anemia and had world-wide sales of over $9 billion in 2003, there are other drugs and treatments currently that exist or are in development that can treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to customers than EPO. The inability of EPO to compare favorably to these alternative drugs could have an adverse affect on our business. In addition, the usages of EPO for treatment do not require large dosage. Therefore, quantities of EPO may be manufactured easily which may affect our prices.

Products under Development

Slow-Release EPO. In April 2001, we entered into an agreement related to the development of a slow-release formulation for EPO with Transworld Pharmaceuticals Corporation, Inc., or Transworld Pharmaceuticals, and Toray Trading Corp, or Toray, an affiliate of Renapharm Corporation, or Renapharm.

The agreement provides us with sole world-wide manufacturing rights as well as exclusive marketing rights to Asia, including China, Japan, Korea, and Southeast Asia. Transworld Pharmaceuticals, an international distributor of blood related products and biotechnology drugs and our licensee for EPO in a large number of countries, has exclusive marketing rights to all markets outside Asia. We will also be responsible, at our expense, for obtaining all regulatory approvals needed in order to permit the manufacture and sale of a product in the agreed market area.

The agreement has a term of 10 years and provides Transworld pharmaceuticals and Toray with royalties equal to 5% of our net sales in China and 7% of net sales elsewhere, subject to adjustment each December 31 as agreed by the parties.

Our partners conducted a pilot clinical trial with 101 patients at the University Hospital, Uppsala University in Sweden, and assessed the monthly administration of EPO in this slow release formulation compared to the four times per week administration of conventional EPO. The total dose of each form of EPO was identical. The results of the study showed that monthly administration of the slow release formulation had the same therapeutic effect as four times per week conventional EPO with the added advantage of requiring less frequent injections. Although clinical trial results to date indicated that EPO in slow release formulation initially shows the same therapeutic effect as conventional EPO, such results may not be indicative of definitive results upon completion of all clinical trials. We have contributed EPO bulk material produced by our subsidiary, Nanjing Huaxin for use in the trials.

The potential market for sustained release or long-lasting EPO is in the treatment of anemia in patients with cancer patients undergoing chemotherapy.

Given that our slow-release formulation incorporates our generic EPO, initial sales will focus on markets in the developing world that do not extend patent protection to the EPO gene patent holder.

We plan to proceed with preclinical studies following which we will file a submission seeking permission to begin clinical trials in China. Three pilot batches have been manufactured using EPO bulk material from Nanjing Huaxin and are now undergoing stability testing. The formulation will be put through a full development process if certain criteria are met. According to our agreement, each partner will participate in the final development of the formulation. Dr. Bo Danielson MD, PhD, Managing Director of Renapharm and developer of this slow-release formulation, will serve as lead clinical and technical advisor to the project. Dr. Danielson is recognized as a world expert on EPO, having participated in over 75 published clinical studies involving EPO.

Granulocyte-Colony Stimulating Factor or G-CSF. G-CSF stimulates the bone marrow to produce neotrophils, or leukocytes, a type of white blood cell that helps the body fight infection and disease. G-CSF is a complementary product to EPO. Through our wholly-owned subsidiary, Allwin Biotrade, Inc., we have entered into an agreement with Jiangsu Wuzhong Industry Co. Ltd. ("Wuzhong") and Suzhou Zhongkai Bio-pharmaceuticals ("Suzhou Zongkai"), that grants us the exclusive right to distribute their G-CSF product world-wide, excluding China.

The agreement was entered into in March 2004 and has an initial term of 10 years with automatic two year terms thereafter, unless terminated earlier by any of the parties before the end of the then current term. This agreement provides for joint development of a marketing plan and set pricing for the product with discounts based on the amounts sold. We also have the right to enter into sublicensing agreements so that other parties may assist in the regulatory approval process and for marketing and selling the product.

Terminated Programs.

As a result of certain agreements entered into during 2002 with Dr. Liu, one of our directors, and a company owned by Dr. Liu, we had been working on the development of granulocyte-colony stimulating factor (G-CSF) and human insulin. We also entered into an agreement with a company whose shareholders were Dr. Liu and Mr. Yuen, also one of our directors, for development of a vaccine for Hepatitis B. After reviewing estimates of the time and capital required to complete, a determination was made to terminate these programs. Further, Dr. Liu and Mr. Yuen were not reelected as director at the Annual General Meeting of shareholders on January 11, 2005.

Human insulin is a peptide hormone that is secreted by cells of the Islets of Langerhans in the pancreas, and plays a critical role in glucose homeostasis (i.e. balancing the level of glucose in the blood). The research agreement with Dr. Liu to develop human insulin has been terminated and a comprehensive agreement entered into with Dr. Liu to refund us for a portion of the development costs previously paid (see "Legal Proceedings").

We acquired the technology for Hepatitis B vaccine from a corporation owned by Dr. Liu and Mr. Yuen. Hepatitis B is a viral disease that causes both acute and chronic hepatitis (inflammation of the liver). As discussed above, we terminated this program and Dr. Liu exercised certain rights to repurchase the Hepatitis B vaccine project for the original purchase price of $4 million of which $500,000 was paid and the balance of $3.5 million, plus interest accruing at 6% per annum, was to be repaid on September 5, 2003. The $3.5 million owed by Dr. Liu to us was unsecured. Due to the uncertainty of Dr. Liu's ability to repay the $3.5 million note, during the fourth quarter of 2002, we wrote down the full amount due to us less a nominal amount of $100.

Due to Dr. Liu's non payment of amounts due to us as a result of his repurchasing the Hepatitis B vaccine project, we commenced legal action against him. On April 4, 2004, we entered into an agreement with Dr. Longbin Liu and his affiliate to settle the amount owing to us from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu. In exchange, Dr Liu would pay to us the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse us $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts were due on December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement would be cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. It was a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004.

Dr. Liu did not repay the amounts owing on December 31, 2004 and he has forfeited to us the 2,231,000 common shares of the Company that were held in escrow for as security for the amount owing. These shares, which we have cancelled, were valued at $2,606,486 and resulted in us realizing a recovery of $2,106,486 of the amount that had been written-down in prior years. In addition, we have cancelled Dr. Liu's warrants that were previously under the Patent and Project Development agreements.

Dr. Liu is still indebted to us in the amount of approximately $2.48 million with this debt accruing interest at the rate of 6% per annum. This debt is carried on our books at $100. We are currently considering alternatives with regards to the remaining amount owing.

Product Approval Process for EPO outside of China

We currently seek registrations and government approval in countries where EPO is not protected by a patent; for the most part these are jurisdictions outside of North America, Japan, Australia, and New Zealand.

A critical pre-requisite for seeking registration for rHu erythropoietin in countries outside of China is the product approval obtained in China by Dragon in 1996. Subsequently, the State Food and Drug Administration of China, or SFDA, has issued further regulatory certificates to Dragon: a Free Sales Certificate, or FSC, and a certification of Good Manufacturing Practices, or CGMP. Dragon presents these documents to ministries of health in other countries as proof that Dragon's facilities, processes, materials and the approved product comply with generally accepted international standards.

Our regulatory affairs staff work with their counterparts at licensee companies to assemble all necessary documentation, together with the FSC and CGMP, for regulatory submission to the licensee's local ministry of health. Additional documentation submitted consists of a World Health Organization, standard drug master file, or DMF, and a site master file, or SMF. In most cases, samples of the finished product are also submitted for laboratory analysis by the local ministry of health.

The DMF includes documentation on the drug's development process, materials used, safety and efficacy data, and information on the manufacturing processes and their associated quality control / quality assurance steps. The SMF describes our manufacturing premises, personnel, and control and validation systems. It may also provide records of site audits by the SFDA as well as foreign government inspectors.

After submission, the registration effort is supported by our regulatory affairs staff through timely response to queries and requests for clarification or additional documentation from the licensee's local ministries of health. This is generally a continuing process, and it is expedited chiefly by issuing responses that are accurate, complete, and timely. In some cases, the local ministries of health may request permission to conduct their own audit and inspection of our facilities, as an additional measure of due diligence. In each case, we grant these requests.

Depending on the speed at which the licensee's local ministries of health are able to conduct a review of the documentation and issue a recommendation for approval, the registration process may take as little as two months or as long as two years. Subsequent to formal issuance of government approval, our licensee may then seek to begin import, sales and distribution of the product.

Product Registration Process for Pharmaceutical Products in China

Regulations on the registration of pharmaceutical products ("Registration Regulations") in China promulgated by the SFDA in October 2002 and with effect from 1 December 2002 provide the legal framework for the administration of the registration of pharmaceutical products. Pursuant to the Registration Regulations, all the pharmaceutical products proposed to be launched in China market are required to be registered and obtain an approved pharmaceutical number granted by the SFDA. At this time, we have our EPO product approved by the SFDA in China and there is no other pending application for any other pipeline products.

Registration procedures

The procedures for application for registration of pharmaceutical products can be generally divided into the following stages:

1.       after completion of the pre-clinical research of the pharmaceutical products, application for registration of the pharmaceutical products shall be submitted to the drug regulatory authorities at the provincial level for review. In addition, the applicant of the registration of pharmaceutical products should provide the sample products of the pharmaceutical products to the China Examination Bureau of Pharmaceutical and Biological Products (the "China Examination Bureau"). China Examination Bureau will arrange for the conduct of examination of the sample products supplied by the relevant medicine examination institutes which will then issue the examination result report. The drug regulatory authorities at the provincial level after completion of its review may submit its opinion and report to the SFDA for review;

2.       if all the requirements are complied with, the SFDA will issue a notice of acceptance and proceed with its assessment on whether to grant the approval for conducting the clinical research on the pharmaceutical products;

3.       after obtaining the approval for conducting the clinical research by the SFDA, the applicant may proceed with the relevant clinical research (which is generally divided into three phases for pharmaceutical productss under the Registration Regulations) at institutions with appropriate qualification;

4.       after completion of the relevant clinical research, the applicant shall submit its clinical research report together with the relevant supporting documents to the drug regulatory authorities at the provincial level;

5.       the drug regulatory authorities at the provincial level shall then review the relevant documents, conduct site inspection, sample examination and thereafter submit its opinion, inspection reports and other application materials to the SFDA for review; and

6.       if all the regulations are complied with, a certificate of pharmaceutical products and a pharmaceutical approval number will be granted by the SFDA.

Research and Development

We are a generic pharmaceutical company and therefore do not invest heavily on research and development activities. However, we are in the process to develop a new EPO product in Europe to enter the European market. We have contracted with a research institute in Europe that has developed a high yield proprietary cell line and production process technology. Product from this advanced technology will be used by us to enter the European market, once certain competitor's patents expire and upon the approval of this EPO product by the regulatory authority in Europe.

International Market outside of China

Through our wholly owned subsidiary, Allwin Biotrade Ltd., we have entered into a series of marketing and license agreements. In general, Allwin Biotrade Ltd. has entered into an exclusive or non-exclusive marketing and license agreement with local pharmaceutical distribution companies to sell, formulate, vial and package our EPO. In most cases the local pharmaceutical distribution company is responsible for obtaining, at its expense, all registration from applicable regulatory authorities in order to permit the sale of our EPO in the covered area. Further, the local pharmaceutical distribution company has the right of first refusal for the sale of additional biotechnological or pharmaceutical drugs for which Allwin Biotrade may from time to time have right to licenses or sublicense. The marketing and license agreements range from five to seven years, and are subject to renewals. Currently, Allwin Biotrade has marketing and license agreements covering 134 countries.

International sales only started in 2001 with export of our products to Egypt and Peru. As of December 31, 2004, our products has been approved and marketed in eight international markets outside of China. These markets include India, Egypt, Brazil, Ecuador, Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. In addition, the Company has sold some bulk EPO to drug development companies for further research on new indication of novel drug derived from EPO.

China's EPO Market

We believe that sales of EPO in the Chinese market can be increased in the future because lower sales prices dictated by the state authorities make the treatment more accessible to patients who could benefit from it.

China is in the process of finalizing its health care system and health insurance plan, and if established, the ability to purchase prescription drugs, including EPO, is expected to increase. For example, the health insurance plan is expected to have mandatory coverage for dialysis. A dialysis patient needs at least 80-100 doses of EPO per year. The coverage for EPO application for cancer related and other types of anemia is also expected which could expand the EPO market. Due to the size and complexity of instituting a healthcare system and health insurance plan in China, we are unable to predict when such health system will be implemented, when health insurance may become generally available and whether we will benefit from it.

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

               The development and manufacture of EPO requires a license and permit from the Ministry of Health, China. Our subsidiary Nanjing Huaxin currently is licensed to make and sell EPO for kidney dialysis applications and for surgery patients. The Good Manufacturing Practices license remains valid until August 18, 2005. There are no restrictions on the license or permits other than the requirement that the EPO drug be manufactured in compliance with Chinese Good Manufacturing Practices, and the drug may be sold for authorized medical purposes (such as anemia).

Our technology is not protected by any patents or copyrights nor do we intend to seek any such protection. We require all our research employees to sign confidentiality agreements regarding their work. However, without patent or copyright protection, we may not be able to prevent duplication of our vector technology by competitors.

Geographical Breakdown.

We have entered into marketing and license agreements for the sale of our EPO outside of China as well as selling EPO domestically in China. Sales of $2,656,601 were made within China and sales of $1,048,660 were made outside of China during the year ended December 31, 2004.

Segments

We operate in one segment only. We focus on the development and sale of pharmaceutical products.

Suppliers

Nanjing Huaxin produces the EPO for the Chinese and eight international markets outside of China that are currently approved. The medium used for culturing cells is commercially available from several sources.

Customers

Our customers in China are those who were previous customers through Nanjing Huaxin. Our International customers have been added through contracts entered into over the last three years and will be expanded as our product becomes registered in additional countries.

Employees

As of December 31, 2004, we had 10 employees in North America. Nanjing Huaxin has approximately 150 employees in China. None of our workforce is a member of a union and there were no labor disputes.

Oriental Wave Holding Ltd.

On June 11, 2004, we, Oriental Wave and Mr. Yanlin Han, Mr. Zhanguao Weng, and Ms. Xuemei Liu entered into a Share Purchase Agreement. Under the terms of the Share Purchase Agreement, Mr. Han, Mr. Weng and Ms. Liu would receive in the aggregate shares of common stock equal to 68.35% of our outstanding common stock after consummation of the acquisition of Oriental Wave in exchange for all of their shares of Oriental Wave. In addition, Mr. Han, Mr. Weng and Ms. Liu would also receive additional shares of common stock ("Additional Dragon Closing Shares") such that they will continue to own 68.35% of our common stock if all of our outstanding options and warrants to purchase common stock as of the date of the closing are exercised.

The closing of the acquisition of Oriental Wave pursuant to the Share Purchase Agreement occurred on January 12, 2005. Under terms of the Share Purchase Agreement, Mr. Han, Mr. Weng and Ms. Liu received in the aggregate 44,502,004 shares of common stock of which 26,533,405 shares are subject to escrow. The shares of common stock held in escrow will be released on the first and second anniversary dates of the close provided that we have made no claims against Oriental Wave and its shareholders for misrepresentations made in the Share Purchase Agreement. Mr. Han, Mr. Weng and Ms. Liu will retain voting rights of those shares held in escrow. In addition, pursuant to the Share Purchase Agreement, Mr. Han, Mr. Weng and Ms. Liu collectively received 4,282,402 Additional Dragon Closing Shares. The Additional Dragon Closing Shares are being held in escrow and may be released or cancelled depending on whether or not certain of the Company's options or warrants outstanding as of the close have been subsequently exercised or expired. Mr. Han, Mr. Weng and Ms. Liu will have no voting rights or dispositive powers over the Additional Dragon Closing Shares while they are held in escrow, and they will not be deemed to be outstanding unless they are released from escrow.

Oriental Wave's primary asset is it operating subsidiary Shanxi Weiqida. Shanxi Weiqida was primarily formed and organized through the acquisition of assets from three Chinese companies. Two of these acquisitions were completed out of bankruptcy procedures of state-owned pharmaceutical companies.

Shanxi Weiqida was formed in January 2002 as a Chinese domestic company. At the time it was established, Shanxi Weiqida acquired, for no cost, from Shanxi Tongling Pharmaceutical Co., Ltd., or Shanxi Tongling, all drug production permits, GMP certificates and product licenses of Datong No. 2 Pharmaceutical Factory, or Datong No. 2 Pharmaceutical. The assets of Datong No. 2 Pharmaceutical were acquired by Shanxi Tongling in June 2001 out of bankruptcy for RMB 42.3 million, or approximately $5.1 million. Shanxi Tongling was founded in 1994 by Mr. Han.

In April 2002 Shanxi Weiqida acquired from Shanxi Tongzhen Pharmaceutical Co. Ltd., or Shanxi Tongzhen, all of its product licenses and production permits in consideration for assuming approximately RMB 6.7 million, or approximately $0.8 million, of bank debt upon the liquidation of Shanxi Tongzhen.

In June 2002, Shanxi Weiqida purchased the assets relating to a capsules and injectables production line, including certain equipment, inventory, receivables and product licenses and related production permits, from Aurobindo Tongling (Datong) Pharmaceutical Co., Ltd., or Aurobindo Tongling (Datong), for consideration of approximately RMB 33.75 million, or approximately $4.1 million. At the time of the transaction, Mr. Han was also the Chairman of Aurobindo Tongling (Datong).

In August 2002, the control of Shanxi Weiqida was transferred to Canadian First Pharmaceutical Co., Ltd., or Canadian First Pharmaceutical, and Shanxi Weiqida was re-established as a Wholly Foreign Owned Enterprise under Chinese Law. Canadian First Pharmaceutical was controlled by Mr. Han. As a result, Canadian First Pharmaceutical became the holding company of Shanxi Weiqida and had no other operations or business other than Shanxi Weiqida. In March 2003, Canadian First Pharmaceutical transferred its entire ownership in Shanxi Weiqida to Oriental Wave. Oriental Wave has no other operations or business other than Shanxi Weiqida.

In September 2002, Shanxi Weiqida acquired out of bankruptcy all assets of Datong Pharmaceutical Factory, or Datong Pharmaceutical, a state-owned enterprise, including the land use rights of Datong Pharmaceutical. Pursuant to the acquisition agreement entered into with the Datong Economic Committee of the Datong Municipal Government, Shanxi Weiqida acquired the assets in consideration for assuming all liabilities related to the employees of Datong Pharmaceutical. The agreement requires Shanxi Weiqida to pay the former employees of Datong Pharmaceutical certain minimum wages and health care costs until the date of their re-employment, retirement or death, whichever occurs first. Shanxi Weiqida has arranged for the re-employment or retirement of approximately 80% of the Datong Pharmaceutical employees and expects to rehire the remaining balance once the 7-ACA facility is fully operational.

In February 2003, Shanxi Weiqida commenced construction of a Clavulanic Acid manufacturing facility, which was completed in August 2003. Pilot production began in August 2003 and full-scale production began in January 2004. Construction of Shanxi Weiqida's 7-ACA workshop was completed in December 2003 and installation of the production system and machinery for the workshop has been completed. The pilot production commenced on July 1, 2004.

As a result of the acquisitions and expansions described above, Shanxi Weiqida has developed into an advanced, comprehensive, GMP certified pharmaceutical and development company. Shanxi Weiqida owns production capabilities to manufacture both pharmaceutical drugs and bulk pharmaceutical chemicals through its Pharma Division and Chemical Division. In its 258,300 square feet manufacturing facility, the Pharma Division operates one powder for injection workshop, one general formulation workshop and one sterilized bulk drug workshop. In its 818,100 square feet manufacturing facility, the Chemical Division produces Clavulanic Acid and 7-ACA.

Shanxi Weiqida's head office is located in a special economic region in China. This economic region allows foreign enterprises a two-year national income tax exemption beginning in the first year after they become profitable and a 50% national income tax reduction for the following three years. Shanxi Weiqida became profitable in 2003.

Business Risks Associated with Dragon Pharmaceutical

An investment in our common stock involves a high degree of risks. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, our financial condition or results of operations could be materially harmed.

Certain Officers and Directors have significant control.

Messrs. Han and Weng and Ms. Liu, who are officers and Directors own, in the aggregate, 68.35% of our issued and outstanding shares of common stock. As a result, these shareholders will be able to control certain corporate governance matters requiring shareholders' approval. Such matters may include the approval of significant corporate transactions such as increasing the authorized number of our shares to complete the acquisition, if necessary, and any other transactions requiring a majority vote without seeking other shareholders' approval. They will also have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

The acquisition may fail to achieve the expected benefits.

We have recently completed the acquisition of Oriental Wave in an effort to obtain additional sales and operating efficiencies, among other benefits. These expected benefits may not be achieved. Whether we ultimately realize these benefits will depend on a number of factors, many of which are outside our control including our success in integrating Oriental Wave's operations, technological changes, the impact of competitive forces, and other general market conditions or economic factors specific to the pharmaceutical industry in general. Even if we are able to integrate our respective operations and if economic conditions remain stable, there can be no assurance that the anticipated benefits will ever be achieved. The failure to achieve such benefits could have a material adverse effect on the business, results of operations and financial condition of the combined company after the acquisition is completed.

We may not be able to successfully integrate Oriental Wave and its subsidiary, Shanxi Weiqida, into our business, and the integration process will place significant demands on our managerial resources.

The integration of Oriental Wave and its subsidiary, Shanxi Weiqida, into our business will pose many challenges, including the development and implementation of a unified business plan, product strategy and administrative structure, consolidation of a combined sales and marketing network in China, coordinating expanded business operations, and retaining key employees from our current business and from Oriental Wave and Shanxi Weiqida. We have not completed any acquisition or merger of this size or scope. Thus, we cannot assure you that we will be able to successfully integrate the operations of Oriental Wave and Shanxi Weiqida in a timely or cost-effective manner and achieve the anticipated benefits. The integration may also divert the attention of, and place significant demands on, our managerial resources and disrupt our current business operations. There can be no assurance that such integration will be accomplished smoothly or successfully. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on our business, results of operations and financial condition including, without limitation, our sales and marketing efforts. Consequently, our results of operations may be adversely affected.

Oriental Wave must restructure its short-term loans.

As of December 31, 2004, Oriental Wave had a working capital deficit of $9,384,859, including short term notes of $12.9 million. As these other short-term loans become due, Oriental Wave must seek banker's approval to restructure or renew these other short-term loans. If Oriental Wave is not successful in restructuring such short-term loans, this may have an adverse affect, including the limitation of growth on our operations.

Shanxi Weiqida relies heavily on the sale of a few products.

Shanxi Weiqida's top five products for 2002 and 2003 were Amoxicillin Sulbactam, Mezlocillin, Cloxacillin, Metronidazole and Ampicillin Cloxacillin, while the top five products for the first six months of 2004 were Amoxicillin Sulbactam, Mezlocillin, Metronidazole, Ampicillin Cloxacillin and Amoxicillin Sodium/Clavulanate Potassium. The top five products sold by Shanxi Weiqida amounted to approximately $18.8 million and $13.66 million of its sales during 2003 and 2004, respectively, representing approximately 72% and 47% of Oriental Wave's overall sales for those periods. Although we do anticipate that there will be a material change in demand for these products, a change in demand for these products due to world competition, market forces or other factors outside of its control, could adversely affect our sales and net income and the sales and net income of the combined company after the acquisition.

During 2002, 2003 and 2004, sales to Shanxi Weiqida's five largest distributors of pharmaceutical products in China accounted for approximately 15.3%, 11.5% and 12.4% of Shanxi Weiqida's overall sales, respectively. These distributors in turn distribute Shanxi Weiqida's products to its ultimate customers. Sales to Shanxi Weiqida's largest distributor accounted for approximately 5.5%, 3.5% and 2.7% of Shanxi Weiqida's sales respectively for the same periods. Although sales to the largest distributor have accounted for a decreasing percentage of Shanxi Weiqida's overall sales, Shanxi Weiqida believes that the loss of this distributor may require Shanxi Weiqida to generate sales through new distributors.

Shanxi Weiqida is required to contribute a portion of its net income to a Statutory Reserve Fund which may not be distributed.

By law, Shanxi Weiqida is required to contribute at least 10% of its after tax net income (as determined in accordance with Chinese GAAP) into a statutory surplus reserve until the reserve is equal to 50% of Shanxi Weiqida's registered capital, and between a further 5% and 10% of its after tax net income, as determined by Shanxi Weiqida's Board of Directors, into a public welfare fund. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

Oriental Wave has a negative working capital which may slow growth.

As of December 31, 2004, Oriental Wave had a negative working capital of $9,384,859, including short-term notes due of $12.9 million. As a result, Oriental Wave must, during the upcoming twelve months, negotiate with its banks to restructure or renew its notes. Assuming that Oriental Wave is successful in renegotiating its notes and that vendors continue to work with Oriental Wave as to their accounts payables, Oriental Wave believes that it will be able to continue to fund its operations from product sales for the near future. However, this negative working capital may limit Oriental Wave's growth, and the growth of the combined company, since the majority of its earnings will be used to pay accounts payable and existing debts. Further, if Oriental Wave is unsuccessful in restructuring and renewing its notes or if vendors demand immediate payment, these actions will adversely affect operations and may require Oriental Wave to sell certain assets to pay off liabilities.

We intend to raise additional capital through the issuance of equity securities that will dilute the ownership other shareholders.

We intend to raise additional capital through the issuance of our equity securities to finance our growth and reduce short-term debt and other liabilities. The issuance of equity securities will reduce other shareholders' ownership in us.

We may be subject to product liability claims in the future that could harm our business and reputation.

Product liability claims may arise if harmful products are sold to members of the public or if there are any alleged harmful effects from the consumption of our products. Under current Chinese laws, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products, including having their business licenses revoked and facing criminal liability. Consistent with industry practice in China, Shanxi Weiqida does not carry liability insurance coverage. Should any product liability claim be brought against us, there is no assurance that it would not have an adverse impact on our business, profitability or business reputation.

We will be dependent upon the services of Mr. Han

Mr. Yanlin Han is our largest shareholder and serves as our CEO. As a result, our operations will be dependent on Mr. Han who has been the driving force behind Oriental Wave and Shanxi Weiqida. If something happens to Mr. Han, this could divert management's time and attention and adversely affect our ability to conduct the combined business effectively.

Shanxi Weiqida relies heavily on the China market and changes in the market could harm our business.

During 2003, 100% of Shanxi Weiqida's sales were derived from China. In the fourth quarter of 2004, Shanxi Weiqida started exporting products. It is anticipated that Shanxi Weiqida products in China will continue to represent a significant portion of Oriental Wave's sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Oriental Wave and the combined company after the acquisition is completed could be affected by any adverse changes in economic, political and social conditions in China. For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, we are unaware of any China legislative proposals that could adversely affect our business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Shanxi Weiqida, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or our operations.

Certain Shanxi Weiqida products are subject to price controls and if the related manufacturing costs increase, our potential profits may be harmed.

In July 2000, in an effort to enhance market competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People's Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. According to the policy, the price of pharmaceutical products is subject to the control by government bureaus at state and provincial levels. In the event that the sale prices of our products are limited by government bureaus at the state and provincial levels, this may have an adverse effect on our net income, especially if our costs associated with those products increase. Approximately 22 out of the 35 products from the Pharma Division of Shanxi Weiqida, accounting for approximately 39% of 2003 sales and 34% of 2004 sales, are subject to governmental imposed retail price controls in China. If manufacturing costs increase for products of Shanxi Weiqida that are subject to price ceilings, and the retail price for those products is not adjusted upwards, our profitability may be adversely affected..

Shanxi Weiqida is required to maintain compliance with GMP standards.

All pharmaceutical manufacturers in China, including Shanxi Weiqida, are required to comply with certain Good Manufacturing Practice, or GMP, standards by certain time limits and, if not met, their pharmaceutical manufacturing enterprise permits will be revoked or they will not be renewed and accordingly production will have to be terminated. A GMP certificate is valid for five years from the issuance date of such certificate.

Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. Shanxi Weiqida's GMP certificate for the Pharma division facility will expire and is subject to renewal in August 2008 and the GMP certificate for the Clavulanic Acid facility of the Chemical division will expire and is subject to renewal in January 2009. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida's costs in the future. If the renewal of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on our profitability.

Currency conversion and exchange control could adversely effect our operations and profitability.

The sales and expenses of Shanxi Weiqida are substantially settled in Renminbi, or RMB. However, our accounts are denominated in U.S. dollars. Accordingly, after the completion of the acquisition of Oriental Wave, our net income, the value of our assets and our ability to pay dividends, if any, in U.S. dollars may be adversely affected by negative changes in the exchange rate of RMB against the U.S. dollar or other currencies.

Major reforms have been introduced to the foreign exchange control system of China. In 1994, the previous dual exchange rate system for RMB was abolished and a unified floating exchange rate system, based largely on supply and demand, was introduced. Since December 1996, under the rules of International Monetary Fund, or IMF, China has provided a free exchange of current accounts, while capital accounts have been subject to foreign exchange control. Foreign exchange transactions under a capital account, including foreign currency-denominated borrowings from foreign banks and principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. However, the payment in and transfer of foreign exchange for current international transactions, such as the payment of dividends or other distributions to shareholders, is deemed a current account and therefore is not subject to Chinese government controls or restrictions. Although China's commitment to IMF is unlikely to change, limitations on foreign exchange could affect our ability to obtain foreign exchange for capital expenditures and we continue to be exposed to negative changes in exchange rates.

We may be adversely affected by government plans to consolidate state owned pharmaceutical companies in China.

The Ministry of Commerce of China has announced a plan to consolidate nearly 5,000 state owned pharmaceutical companies into approximately 12 to 15 companies. The planned consolidation has already commenced and is anticipated to continue until the goals of the Ministry of Commerce have been realized. The Ministry of Commerce has set a near term goal of having 10 large companies with annual sales of over approximately $600 million by 2005 and its longer-term goal is to have the consolidated firms have $5.0 billion in revenue by 2010. We are not currently aware, however, of how many companies have been consolidated or when the planned consolidation will be completed. Such consolidation could result in increased competition from companies that will be larger and have greater resources than us. Further, the Ministry of Commerce has discussed that certain large pharmaceutical companies may be granted priority for technical innovation and research and development. However, the Ministry of Commerce has not provided any further guidance as to priority with respect to such technical innovation and research and development. Larger competitors enjoy the benefits of economies of scale and therefore may be able to afford to sell competing products at lower prices than Shanxi Weiqida. This will have an adverse effect on our profitability.

Shanxi Weiqida does not have patent protection and is subject to substantial competition.

Shanxi Weiqida competes in the generic drug segment of the pharmaceutical industry and has no patent protection for any of its products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for Shanxi Weiqida's products. Further, many of these competitors are larger and have greater resources and market presence than Shanxi Weiqida. Larger competitors may, as a result of economies of scale, be able to afford to sell competing products at lower prices than Shanxi Weiqida. This will have an adverse effect on Shanxi Weiqida's profitability as well as the profitability of the combined company after the acquisition. These competitors include Harbin Pharmaceutical Group Holding Co. Ltd, Shijiazhuang Pharmaceutical Group Co., Shandong Royoung Pharmaceutical South Pharmaceutical and Jiangxi Dangfeng Pharmaceutical. As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous with or lower than those manufactured and sold by Shanxi Weiqida. Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to those of Oriental Wave at a lower cost.

Expansion into overseas markets could pose additional risks.

Shanxi Weiqida plans to expand sales of products from its Pharma and Chemical Divisions into overseas markets including developing and developed countries. These markets are untested for Shanxi Weiqida's products and Shanxi Weiqida, as well as the combined company after the acquisition, faces risks in expanding the business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

Chinese economic planning could negatively impact the pharmaceutical market in which our products are sold.

China has a long history of a planned economy and is still subject to plans formulated by the Central Chinese government. In recent years, the Chinese government has introduced economic reforms aimed at transforming the Chinese economy from a planned economy into a market economy with socialist characteristics. These economic reforms allow greater utilization of market forces in the allocation of resources and greater autonomy for enterprises in their operations. However, many rules and regulations implemented by the Chinese government are still at an early stage of development and further refinements and amendments are necessary to enable the economic system to develop into a more market oriented form. No assurance can be given that any change in economic conditions as a result of the economic reform and macroeconomic measures adopted by the Chinese government will have a positive impact on the Chinese economic development or its pharmaceutical sector, which is the market where our products are sold. At the same time, there can be no assurance that such measures will be consistent and effective or that we will benefit from or will be able to capitalize on all such reforms.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate administrative offices are located at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9. The Company leases the 6,432 square foot premise for an amount escalating from CDN$200,000 to CDN$230,000 (approximately $155,000 to $178,000) per annum until March 31, 2007.

Nanjing Huaxin currently leases a 90,000 square foot production facility in Nanjing, China at 293-2 Zhong Shan Dong Road, Nanjing, China for an amount of RMB$2,700,000 (approximately $326,000) per annum, until June 11, 2009. However, the Board of Directors decided to construct a new EPO production facility in Datong, China and to relocate the EPO production from the Nanjing facility effective July 31, 2005. .

We closed our representative office in Beijing and terminated the lease on the Company's representative office in Hong Kong on April 30, 2003.

ITEM 3. LEGAL PROCEEDINGS

Dragon Pharmaceutical Inc. v. Longbin Liu, Supreme Court of British Columbia, Canada, No. S036057, filed November 10, 2003. On November 2003, we filed a complaint against our former Director and Chairman for payment of $3,500,000, plus interest calculated at 6% per annum, due on September 5, 2003, pursuant to the terms of the Acquisition Agreement related to Hepatitis B Vaccine Project entered into by us and Dr. Liu on October 6, 2000, as amended on June 5, 2001.

On April 4, 2004, we entered into a comprehensive settlement with Dr. Liu and Novagen, a company controlled by Dr. Liu, to settle the amount owed to us by Dr. Liu as a result of his acquisition of the Hepatitis B Project. The settlement agreement provides that the Hepatitis B Project and Patent and Project Development agreements dated January 14, 2002, as amended, have been cancelled. Further, pursuant to the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including rights of ownership and development obligations would revert to Dr. Liu.

In exchange, Dr Liu agreed to pay us $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse us $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts were due on December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. The warrants granted to Dr. Liu under the Patent Development agreement were also cancelled. Pursuant to the settlement agreement 2,200,000 common shares of the Company were placed in escrow. Finally, as part of the settlement agreement each party agreed to mutually release the other party for any prior claims against each other.

Dr. Liu has failed to pay us the amounts due on December 31, 2004. We have foreclosed on Dr. Liu's 2,231,000 shares of common stock that were pledged as security and will cancel the shares. After foreclosing on such shares, the balance owe to us by Dr. Liu amounts to approximately $2.48 million and we are currently considering what further actions we may take against Dr. Liu.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 11, 2005, we held our annual meeting of shareholders. The following proposals were presented and adopted by our shareholders.

Proposal	For	Against	Abstain
1. To approve the issuance of our shares of common stock to complete the acquisition of all outstanding shares of Oriental Wave Holding Ltd.	11,907,466	38,850	5,112
2. To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.	16,812,137	123,147	3,212
3. To elect Dr. Wick and Dr. Sun as directors to serve for one-year terms or until their successors have been elected and qualified;
Dr. Wick	16,889,246		59,250
Dr. Sun	16,889,246		59,250
4. To ratify the appointment of Moore Stephens Ellis Foster Ltd., Chartered Accountants, to audit our financial statements for the year ending December 31, 2004.	16,936,446	6,400	5,650

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began quotation on the OTC Bulletin Board on October 9, 1998 under the symbol "DRUG". In addition, our shares of common stock are listed on the Toronto Stock Exchange under the symbol "DDD" and are quoted on the Berlin-Bremen Exchange, the Frankfurt Exchange and the XETRA Exchange under the symbol "DRP". The OTC Bulletin Board represents our primary market representing approximately 82.6% of our trading volume. Our common stock being quoted and traded on the Berlin-Bremen Exchange, Frankfurt Exchange and XETRA Exchange are without the Company's prior knowledge. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years as quoted on the OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2004	$1.41	$0.80
September 30, 2004	$1.01	$0.83
June 30, 2004	$1.10	$0.67
March 31, 2004	$1.22	$0.81

December 31, 2003	$1.70	$0.82
September 30, 2003	$1.18	$0.41
June 30, 2003	$0.89	0.25
March 31, 2003	$0.70	$0.48

Holders

As of March 15, 2005, there were 80 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

Dividend Policy

We have paid no dividends on our common stock since our inception and may not do so in the future. For the foreseeable future, we expect earnings, if any, will be retained to finance the growth of the Company.

Recent Sales of Unregistered Securities

On January 12, 2005, we completed the acquisition of all the outstanding shares of Oriental Wave pursuant to the Share Purchase Agreement. In connection with the acquisition, we issued an aggregate of 44,502,004 shares of common stock. In addition, pursuant to the Share Purchase Agreement, Mr. Han, Mr. Weng and Ms. Liu collectively received 4,282,402 Additional Dragon Closing Shares. The Additional Dragon Closing Shares are being held in escrow and may be released or cancelled depending on whether or not certain of our options or warrants outstanding as of the close have been subsequently exercised or expired. Mr. Han, Mr. Weng and Ms. Liu will have no voting rights or dispositive powers over the Additional Dragon Closing Shares while they are held in escrow, and they will not be deemed to be outstanding unless they are released from escrow. The number of common stock and Additional Dragon Closing Shares issued in connection with the acquisition of Oriental Wave is as follows.

Name	Common Stock	Additional Dragon Closing Shares
Yanlin Han	31,151,403	2,997,682
Zhanguao Weng	8,900,401	856,480
Xuemei Liu	4,450,200	428,240

The issuance of the shares of common stock and Additional Dragon Closing Shares by us to Mr. Han, Mr. Weng and Ms. Liu pursuant to the Share Purchase Agreement was exempt from registration upon reliance of Regulation S.

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

Summary

Our primary revenues are derived from the sale of EPO in and outside of China. We sell our EPO outside of China through marketing and license agreements that cover a number of countries. Before selling our EPO in those countries, we must obtain all required regulatory approvals. The regulatory applications are filed by our local distributor. The time of approval will vary from country to country. We recognize revenues from the sale of our EPO when it is shipped to the customer at which time the customer is responsible for the EPO. Once the sale has occurred, we do not accept the return of our EPO.

Sales of EPO in China increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003. During the latter part of 2003, we revised our compensation structure to make our sales compensation structure to our sales team more commission based in order to provide more incentives for our sales team to drive sales of our product. The revision of the sales compensation structure has led to an increase in sales. Sales of EPO outside of China decreased during the year ended December 31, 2004. We had greater EPO sales during the year ended December 31, 2003 outside of China because we sold EPO at a lower price due to the anticipated expiration of the shelf life of certain of our inventory. In anticipation of regulatory approval to sell our EPO in Brazil in 2001, we began packaging and building up our EPO inventory. However, we experienced delays in obtaining regulatory approval to sell our EPO in that country. Although we finally received regulatory approval in Brazil, the delay in obtaining such approval decreased the shelf life of our EPO. In order to reduce our inventory, we reduced our EPO sales price to make EPO sales in Brazil and other countries that adversely affected our profit margin for during the year ended December 31, 2003. As a result of our experience, we will not produce our products and build up our inventory in anticipation of regulatory approval to sell our products in a specific country.

Sales of EPO during the year ended December 31, 2003 decreased from the prior year because sales during the year ended December 31, 2002 included a one-time bulk sale of EPO for research purposes in the amount of $3,700,000. No similar sale occurred during 2003. As discussed above, sales outside of China increased during the year ended December 31, 2003 as a result of the reduction in selling price for our product to reduce our inventory and make our EPO more affordable to more customers and hence increase the sales volume. However the reduced selling price had an adverse effect on profit margin. Sales of EPO during the year ended December 31, 2003 decreased from the prior year primary related to the bulk sale of EPO in 2002. The decrease in sales can be also attributed to in part to our competitors reducing their price for their products, the SARS epidemic adversely affecting a patient's ability and willingness to seek purchases of our products and the reorganization of our sales force compensation structure which adversely affected our sales.

Net loss for the years ended December 31, 2004 and 2003 were $942,718 and $1,994,734, respectively. Net loss for the year ended December 31, 2003 and December 31, 2002 was $1,994,734 and $5,250,946, respectively. Net loss for the year ended December 31, 2004 decreased from the same period of the prior year primarily due to the recovery of $2,106,486 from a former director of the Company, though this was partially offset by the write-down of assets resulting from the decision to close down the facility in Nanjing. Net loss for the year ended December 31, 2003 decreased from the prior year primarily due to an increase in the gross profit margin, and a decrease in general and administrative expenses consisting of a reduction of rent due to the shutting down of certain offices and reduction in salary expenses. In addition, we wrote-off $3,290,000 due from a related party and incurred expenses of $2,100,000 related to the development of insulin, G-CSF and rhTPO drugs. We did not incur similar expenses in 2003.

Until we can increase our sales, we will continue to incur losses. At December 31, 2004, we had working capital of $2,983,048. We will finance our operations primarily through EPO sales supplemented with working capital. In addition, in light of our acquisition of Oriental Wave on January 12, 2005, we will need to raise additional capital to pay off certain liabilities and finance our growth.

We completed the acquisition of Oriental Wave on January 12, 2005. For the year ended December 31, 2004, Oriental Wave had revenues of $29 million and net income of $7.5 million and assets of $92 million. Our financial statements for the three months ended March 31, 2005 will reflect Oriental Wave's operations. Accordingly, the following discussion, while descriptive of our prior operations, will not be reflective of future operations.

Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

Sales. Sales were derived primarily from the sale of EPO. Sales for the year ended December 31, 2004 were $3,705,261 compared to sales of $3,648,149 for the year ended December 31, 2003. Sales in and outside of China were $2,656,601 and $1,048,660 respectively during the year ended December 31, 2004 compared to $2,258,747 and $1,389,402, respectively during the year ended December 31, 2003. Sales inside China increased during the year ended December 31, 2004 from the prior year. We believe that the implementation of a new sales compensation structure positively affected our sales during the year of 2004. The sales outside China decreased due to a reduction in the sales to Brazil during the year. The majority of the sales to Brazil in 2003 were at a reduced price for product with a limited remaining shelf life. The Company did not have similar product in 2004.

Cost of sales for the year ended December 31, 2004 was $1,546,028 compared to $1,184,896 for the year ended December 31, 2003. The cost of sales is attributed to the production costs of our pharmaceutical products. The gross profit margin was 58% for the year ended December 31, 2004 and 68% for the year ended December 31, 2003. The gross profit margin for the year ended December 31, 2004 was lower than the year ended December 31, 2003 as the Company wrote-down the cost of bulk EPO produced from the bioreactor cell line by approximately $400,000 as the product can only be sold for research purposes and the Company has had limited sales in the last couple of years. The Company will continue to attempt to sell the product before it's expiry in late 2006.

During the year ended December 31, 2004, we had interest and other income of $41,106. Interest and other income for the year ended December 31, 2003, was $138,802. Interest income is related primarily to interest earned on cash received from sales and the private placements of common stock during the third quarter of 2001. Interest income decreased during the year ended December 31, 2004 from the prior year primarily due to lower cash balances attributed to losses incurred during the year.

Expenses. Total expenses for the year ended December 31, 2004 were $5,249,543 consisting of selling, general and administrative expenses of $3,354,522, depreciation and amortization of $706,941, write off of land-use right and property and equipment of $937,777, new market and EPO development expenses related to entering the European Market of $246,080 and interest expense of $4,233. Total expenses for the year ended December 31, 2003, were $4,552,789 consisting of selling, general and administrative expenses of $3,391,430, depreciation and amortization of $743,080, write off of land-use right and property and equipment of $165,912, new market development of $216,560, provision for bad debt of $29,450 and loan interest expense of $4,223.

              Selling, general and administrative expenses of $3,354,522 for the year ended December 31, 2004, primarily consisted of selling expenses of $1,386,892, office and miscellaneous expenses of $201,840, legal and auditing of $180,139, rent of $313,596, travel of $188,993 and salaries and benefits of $816,750. Selling, general and administrative expenses of $3,391,430 for the year ended December 31, 2003 primarily consisted of selling expenses of $1,527,672, office and miscellaneous expenses of $105,792, legal and auditing of $159,094, rent of $377,134, travel of $224,072 and salaries and benefits of $809,266. Also included in selling, general, and administrative expenses were $40,000 in fees paid to a director who provided consulting services. These fees were terminated during the year ended December 31, 2003.

Selling, general and administrative expenses decrease by $36,908 during the year ended December 31, 2004 from the prior year ended December 31, 2003 due to an extensive and aggressive streamlining of operations that the Company commenced in the later part of 2002 and continued through 2003. This included the reconfiguring and reduction of our sales staff, the closure of our representative offices in Hong Kong and Beijing and the overall reduction in the total compensation paid in the form of salaries and consulting and management fees, and the related travel costs those employees and consultants incurred. This resulted in reductions in selling expenses of $140,780, rent of $63,538 and travel expenses of $35,080 in the year ended December 31, 2004 compared to the year ended December 31, 2003. Part of these savings were offset by increased consulting fees of $65,278 and printing costs of approximately $70,000 for the significantly expanded proxy document prepared by the Company in connection with the Annual General Meeting held on January 11, 2005.

Depreciation of property and equipment and amortization of license and permit remained relatively the same of $706,941 for the year ended December 31, 2004 compared to $743,080 for the year ended December 31, 2003. We made no significant acquisitions during the year ended December 31, 2004.

During the year ended December 31, 2004, we wrote off land-use right and property and equipment of $937,777 compared to $165,912 during the prior year 2003. The increase in the write-off during the current year was due to the accelerated amortization of assets from the decision to close the plant in Nanjing and a further write-down in the value of idle assets.

New market development relates to marketing of potential new dosages of our EPO product and remained relatively the same for the years 2004 and 2003. During the year ended December 31, 2004, these expenses amounted to $246,080 compared to $216,560 for the year ended December 31, 2003.

Provision for doubtful accounts significantly decreased from $29,450 during the year ended December 31, 2003 compared to $4,223 for the year ended December 31, 2004. The provision for doubtful accounts decreased during the year ended December 31, 2004 as we tightened our credit policy in China and the current amounts provided for were offset by the recovery of amounts provided for or written off in previous periods.

Loan interest expense also decreased during the year ended December 31, 2004. Loan interest expense was $6,357 during the year ended December 31, 2003 compared to $4,233 for the year ended December 31, 2004. During the early part of the year ended December 31, 2003, we paid off certain loans which reduced interest expense, thereafter.

Net and Comprehensive Loss. We incurred an operating loss for the year ended December 31, 2004 of $983,824 compared to operating income of $2,089,536 for the year ended December 31, 2003.

We had net losses of $942,718 and $1,994,734, respectively for the years ended December 31, 2004 and 2003. The reduction in operating and net losses was due to the recovery of $2,106,486 from a former director of the Company, though this was partially offset by the write-down of assets resulting from the decision to close down the plant in Nanjing.

Basic and Diluted Net Loss Per Share. Our net loss per share has been computed by dividing the net loss for the period by the weighted average number of shares outstanding during the year 2004. The loss per share for the years ended December 31, 2004 and 2003 were $0.05 and $0.10. Common stock issuable upon the exercise of common stock options and common stock warrants have been excluded from the net loss per share calculations as their inclusion would be anti-dilutive.

Liquidity and Capital Resources

We are a biotech company that manufactures and markets pharmaceutical products in China through our 100% equity interest in Nanjing Huaxin. Previously, we raised funds through equity financings to fund our operations and to provide working capital. We may finance future operations through additional equity financings.

As of December 31, 2004, we had $2,161,781 in cash available. This cash, the $1,382,019 in accounts receivable and anticipated sales will be used to fund ongoing operations and research and development. Working capital was $ 2,983,048 at December 31, 2004. We have no long term liabilities.

During the year ended December 31, 2004, we incurred losses of $942,718. We will continue to fund our operations through sales, and any deficit will be supplemented by our working capital. In addition, in light of our acquisition of Oriental Wave on January 12, 2005, we will need to raise additional capital to pay off certain liabilities and finance our growth.

ITEM 7. FINANCIAL STATEMENTS

The following Financial Statements pertaining to Dragon are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm	24
Year-end Consolidated Balance Sheets	25
Year-end Consolidated Statements of Stockholders' Equity	26
Year-end Consolidated Statements of Operations	28
Year-end Consolidated Statements of Cash Flows	29

Notes to Consolidated Financial Statements30

MOORE STEPHENS

ELLIS FOSTER LTD.

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada	V6J 1G1
Telephone: (604) 737-8117 Facsimile: (604) 714-5916

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DRAGON PHARMACEUTICAL INC.

& SUBSIDIARIES

We have audited the consolidated balance sheets of Dragon Pharmaceutical Inc. & Subsidiaries (“the Company”) as at December 31, 2004 and 2003 and the related consolidated statements of stockholders’ equity for the years ended December 31, 2004 and 2003, and the consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with generally accepted accounting principles in the United States.

Vancouver, Canada	“MOORE STEPHENS ELLIS FOSTER LTD.”
February 5, 2005	Chartered Accountants

MSEF	A partnership of incorporated professionals
An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited
- members in principal cities throughout the world

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003 (Expressed in U.S. Dollars)
	2004	2003

ASSETS
Current Assets
Cash and short term securities	$2,161,781	$3,126,667
Accounts receivable	1,382,019	1,265,676
Inventories	585,565	1,090,464
Due from a director	100	-
Prepaid and deposits	401,727	139,595
Total current assets	4,531,192	5,622,402
Property and equipment	873,036	2,089,352
Due from related party - Hepatitis B vaccine project	-	100
Patent rights - related party	-	500,000
License and permit	2,372,207	2,924,198
Total assets	$7,776,435	$11,136,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,548,144	$1,428,257
Commitments (Note 14)
Stockholders' Equity
Share capital
Authorized: 50,000,000 common shares at
par value of $0.001 each
Issued and outstanding: 18,376,000 common shares
(December 31, 2003 - 20,462,000 common shares)	18,376	20,462
Additional paid in capital	24,176,970	26,708,870
Accumulated other comprehensive (loss)	(34,807)	(32,007)
Accumulated deficit	(17,932,248)	(16,989,530)
Total stockholders' equity	6,228,291	9,707,795
Total liabilities and stockholders' equity	$7,776,435	$11,136,052

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	equity

Balance, December 31, 2002	20,334,000	$20,334	$26,644,998	-	$(14,994,795)	$(35,011)	$11,635,526

Exercise of stock options for cash	128,000	128	63,872	-	-	-	64,000

Components of comprehensive income (loss)
- foreign currency translation	-	-	-	3,004	-	3,004	3,004

- net (loss) for the year	-	-	-	(1,994,735)	(1,994,735)	-	(1,994,735)

Comprehensive (loss)				$(1,991,731)

Balance, December 31, 2003	20,462,000	$20,462	$26,708,870		$(16,989,530)	$(32,007)	$9,707,795

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)
						Accumulated
				Compre-		other	Total
			Additional	hensive		compre-	Stock-
	Common stock		paid-in	income	Deficit	hensive	holders'
	Shares	Amount	capital	(loss)	accumulated	income	equity

Balance, December 31, 2003	20,462,000	$20,462	$26,708,870	-	$(16,989,530)	$(32,007)	$9,707,795

Exercise of stock options for cash	145,000	145	72,355	-	-	-	72,500

Shares held as security for debt
to be cancelled (note 6)	(2,231,000)	(2,231)	(2,604,255)	-	-	-	(2,606,486)

Components of comprehensive income (loss)
- foreign currency translation	-	-	-	(2,800)	-	(2,800)	(2,800)

- net (loss) for the year	-	-	-	(942,718)	(942,718)	-	(942,718)

Comprehensive (loss)				$(945,518)

Balance, December 31, 2004	18,376,000	$18,376	$24,176,970		$(17,932,248)	$(34,807)	$6,228,291

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(Expressed in U.S. Dollars)
	2004	2003	2002

Sales	$3,705,261	$3,648,149	$7,362,248

Cost of sales	1,546,028	1,184,896	978,637

Gross profit	2,159,233	2,463,253	6,383,611

Selling, general and administrative expenses	(3,354,522)	(3,391,430)	(5,015,029)

Depreciation of property and equipment and
amortization of license and permit	(706,941)	(743,080)	(736,361)

Net write off of land-use right and property and equipment (note 7)	(937,777)	(165,912)	(6,731)

New market and EPO development expenses	(246,080)	(216,560)	(200,109)

Provision for doubtful accounts	-	(29,450)	(216,709)

Interest expense	(4,223)	(6,357)	(70,944)

Stock-based compensation	-	-	(18,760)

Development of insulin, G-CSF and rhTPO	-	-	(2,100,000)

Recovery (write-down) of amount owing from related party	2,106,486	-	(3,289,900)

Operating income (loss)	(983,824)	(2,089,536)	(5,270,932)

Interest and other income	41,106	138,802	146,986

Loss before income taxes	(942,718)	(1,950,734)	(5,123,946)

Income taxes	-	44,000	127,000

Net (loss) for the year	$(942,718)	$(1,994,734)	$(5,250,946)

(Loss) per share - basic and diluted	$(0.05)	$(0.10)	$(0.26)

Weighted average number of
common shares outstanding
Basic and diluted	20,551,440	20,348,195	20,331,750

The accompanying notes are an integral part of these financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(Expressed in U.S. Dollars)
	2004	2003	2002

Cash flows from (used in) operating activities
Net (loss) for the year	$(942,718)	$(1,994,734)	$(5,250,946)
Adjustments to reconcile net loss to
net cash used in operating activities:
- stock-based compensation expense	-	-	18,760
- depreciation of property and equipment and
amortization of license and permit	901,862	952,798	936,463
- net write off of land-use right and property and equipment	937,777	165,912	6,731
- provision for doubtful debts	-	29,450	153,084
- (recovery) write-down of amount owing from related party	(2,106,486)	-	3,289,900
Changes in non-cash working capital items:
- accounts receivable	(116,343)	(346,080)	179,557
- inventories	504,899	117,813	(112,417)
- prepaid expenses and deposits	(262,131)	14,956	(14,211)
- accounts payable and accrued liabilities	119,887	(97,147)	206,466
- management fees payable – related parties	-	-	(234,000)
Net cash used in operating activities	(963,253)	(1,157,032)	(820,613)

Cash flows from (used in) investing activities
Purchase of property and equipment	(71,372)	(235,366)	(277,266)
(Increase) decrease in restricted funds	-	510,000	2,629,955
Acquisition of Patent rights	-	-	(500,000)
Acquisition of balance of Huaxin	-	-	(1,400,000)
Repayment from (investment in) Hepatitis B vaccine project	-	-	500,000
Refundable investment deposits	-	-	400,000
Net cash from (used in) investing activities	(71,372)	274,634	1,352,689

Cash flows from (used in) financing activities
Loan proceeds (repayment)	-	(483,162)	(2,404,183)
Proceeds from issuance of shares, net of issuance costs	72,500	64,000	1,500
Net cash from (used in) financing activities	72,500	(419,162)	(2,402,683)

(Gain) loss on cash held in foreign currency	(2,761)	2,461	(9,756)

Decrease in cash and cash equivalents	(964,886)	(1,299,099)	(1,880,363)

Cash and cash equivalents, beginning of year	3,126,667	4,425,766	6,306,129

Cash and cash equivalents, end of year	$2,161,781	$3,126,667	$4,425,766

Supplemental disclosure of cash flow information

Interest expense paid	$4,223	$6,357	$70,944
Income tax paid	$-	$-	$-

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement requires that intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized over its useful life or estimated useful life. Indefinite life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occur or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated un-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The adoption of SFAS No. 142 does not have a material impact on the company's consolidated financial statements.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

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

Assets that will be disposed of other than by sale is classified as held and used until the disposal transaction occurs. The assets continue to be depreciated based on revisions to their estimated useful lives until the date of disposal or abandonment.

Recoverability of assets to be disposed of other than by sale is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the remaining period of use and the eventual disposal of the asset or asset group. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset or asset group. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(g)	Advertising Expenses

The Company expenses advertising costs as incurred. The Company did not incur any advertising costs during the years ended December 31, 2004, 2003 and 2002.

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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies	(continued)

(i)	Comprehensive Income

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

The carrying value of cash and cash equivalents, term deposits, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company occasionally maintains balances in a financial institution beyond the insured amount. As of December 31, 2004, the Company's deposits above insured limits were not significant.

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

License and permit is tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated un-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies	(continued)

(l)	Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturities of three months or less. As at December 31, 2004, cash equivalents consist of commercial papers and redeemable term deposits.

(m)	Inventories

Inventories are reviewed for obsolescence at period end and are stated at the lower of cost and replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods. Cost includes direct material, direct labour and overhead and is calculated using the first-in, first-out method. Net realizable value represents the anticipated selling price less further costs for completion and distribution.

(n)	Revenue Recognition

Sales revenue is recognized upon the delivery of goods to customers as at that point the price has been determined, the risks and benefits of ownership have been transferred and collectibility is reasonably assured.

(o)	Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-based Compensation", as amended by SFAS No. 148 "Accounting for Stock-based Compensation – Transition and Disclosure – An amendment of SFAS No. 123". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

(p)	Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per share". Diluted loss per share is equal to the basic loss per share for the because common stock equivalents consisting of options to acquire 1,749,000 common shares that are outstanding at December 31, 2004 are anti-dilutive, however, they may be dilutive in future.

(q)	Accounting for Derivative Instruments and Hedging Activities

The Company has adopted the Statement of Financial Accounting Standards No. 133 (SFAS 133),Accounting for Derivative Instruments and Hedging Activities,which requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

3.	Significant Accounting Policies	(continued)
	(q)	Accounting for Derivative Instruments and Hedging Activities (continued)

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of FASB No. 153 will not have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently assessing the impact of adopting FASB No. 123(R).

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

4.	Accounts Receivable
	2004	2003

Trade receivables	$ 1,638,437	$ 1,524,465
Allowance for doubtful accounts	(301,499)	(298,284)
	1,336,938	1,226,181
Other receivables	45,081	39,495
Total	$1,382,019	$ 1,265,676

5.	Inventories
	2004	2003
Raw materials	$ 138,142	$ 129,650
Finished goods	91,588	107,833
Work in progress	355,835	852,981
Total	$ 585,565	$ 1,090,464
6.	Due from a Director

The Company entered into an agreement with Dr. Longbin Liu, a director of the Company until January 11, 2005, to settle the amount owing to the Company from his acquisition of the Hepatitis B Project (note 8) as well as cancel the Patent (note 9) and Project Development (note 13) agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

In exchange, Dr Liu agreed to pay the Company the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse the Company $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and Dr. Liu agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. 2,231,000 common shares were placed in escrow by the June 30, 2004 deadline. The warrants granted to Dr. Liu under the Patent Development agreement were cancelled.

Dr. Liu did not repay the amounts owing on December 31, 2004 and forfeited the 2,231,000 common shares of the Company that were held in escrow as security for the amount owing. These shares, which are to be cancelled by the Company, were valued at $2,606,486 and resulted in the Company realizing a recovery of $2,106,486 of the amount that had been written-down in prior years.

Dr. Liu is still indebted to the Company in the amount of approximately $2.48 million with this debt accruing interest at the rate of 6% per annum. This debt is carried on the Company's books at $100.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

7.	Property and equipment
	2004
		Accumulated	Net book
	Cost	depreciation	value
Motor vehicles	$ 126,444	$ 86,698	$ 39,746
Office equipment and furniture	426,485	292,077	134,408
Leasehold improvements	1,085,016	999,053	85,963
Production and lab equipment	1,639,315	1,099,326	539,989
Idle equipment	515,035	442,105	72,930
Total	$ 3,792,295	$ 2,919,259	$ 873,036

	December 31, 2003
		Accumulated	Net book
	Cost	depreciation	value
Motor vehicles	$ 140,423	$ 75,996	$ 64,427
Office equipment and furniture	414,759	221,076	193,683
Leasehold improvements	1,089,006	418,888	670,118
Production and lab equipment	1,595,450	708,841	886,609
Idle equipment	555,339	280,824	274,515
Total	$ 3,794,977	$ 1,705,625	$ 2,089,352

For the year ended December 31, 2004, depreciation expenses totalled $349,911 (2003 - $400,715, 2002 - $384,530). The majority of fixed assets are located in China.

Idle equipment includes certain bioreactor equipment which were removed from production. The Company has made a provision of $174,515 (2003- $125,000) during the year to reflect its estimated fair value. In 2004, the Company also wrote down $719,831 related to the assets that will be abandoned when the Nanjing facility is closed down on July 31, 2005 (see note19 (b)).

8.	Due from Related Party - Hepatitis B Vaccine Project
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

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

8.	Due from Related Party – Hepatitis B Vaccine Project (continued)
	(i)	$500,000 at the date of repurchase (received); and

(ii)	the balance to be paid within eighteen (18) months of the date of repurchase with interest at 6% per annum. The interest will be accrued from six months after the date of repurchase.

In April 2002, the Company decided not to pursue the project and Dr. Liu has repurchased the project on the agreed terms.

The amount owing by Dr. Liu to the Company was unsecured. The Company chose, given the significant amount involved and the lack of security, to conservatively value the amount owing and set up a provision in fiscal 2002 for the full amount, less a nominal amount of $100. Dr. Liu defaulted on repayment in September 2003 but renegotiated repayment terms with the Company (see note 6).

9.	Patent Rights – Related Party

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

The issuance and exercisable of warrants to acquire 1,000,000 common stock of the Company is contingent upon the success of patent applications. The US$500,000 was to be refunded to the Company if no patent applications had been filed by January 14, 2005. The Company renegotiated this and other agreements with Dr. Liu (see note 6).

10.	License and permit
	2004	2003

Original cost	$5,012,582	$5,012,582
Accumulated amortization	(2,640,375)	(2,088,384)

License and permit	$ 2,372,207	$ 2,924,198

Amortization expenses for the license and permit for the year ended December 31, 2004 was $551,951 (2003 - $552,083, 2002 - $551,933).

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

10.	License and permit (continued)

The estimated amortization expense for each of the five succeeding fiscal years is as follows:

2005	$552,000
2006	$552,000
2007	$552,000
2008	$552,000
2009	$164,207

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

Allwin and Biotrade are not subject to income taxes. As at December 31, 2004, $4.7 million of unremitted earnings attributable to international companies were considered to be indefinitely invested. No provision has been made for taxes that might be payable if these earnings were remitted to the United States. The company's intention is to reinvest these earnings permanently or to repatriate the earnings when it is tax effective to do so. It is not practicable to determine the amount of incremental taxes that might arise were these earnings remitted.

As at December 31, 2004, the company has estimated losses, for tax purposes, totalling approximately $11.5 million, which may be applied against future taxable income. The potential tax benefits arising from these losses have not been recorded in the financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

(b)	The tax effect of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:
		2004	2003	2002
	Tax losses carried forward	$ 3,940,000	$ 3,237,000	$ 2,560,000
	Stock-based compensation	6,400	6,400	6,400
	Provision for amount owing from Hepatitis B Vaccine Project	402,000	1,118,000	1,118,000
	Less: valuation allowance	(4,348,400)	(4,361,400)	(3,684,400)
		$ -	$ -	$ -

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

11.	Income Taxes (continued)

A reconciliation of the federal statutory income tax to the Company's effective income tax rate, for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Federal statutory income tax rate	(34.0%)	(34.0%)	(34.0%)
Operations taxed at lower rate in foreign jurisdiction	(12.7%)	(2.6%)	(2.7%)
Tax exempted income	(19.5%)	(13.6%)	(21.4%)
Non-deductible expenses	43.7%	22.4%	32.1%
Non recognition of benefit of loss carry forward	22.5%	30.2%	28.5%
	- %	2.4%	2.5%
12.	Stock Options and Warrants
	(a)	Stock Options Plans

The Company charged $nil, $nil and $18,760 for the years ended December 31, 2004, 2003 and 2002, respectively, to income due to the exercise price of the vested options granted being below fair value of the Company's stock on the date of the grant. The Company did not grant any options during the year ended December 31, 2004. During the year ended December 31, 2003, the Company granted options to purchase 500,000 shares at a price of $0.68 per share, expiring April 3, 2008. The market price and fair value at the time of the grant of the options was $0.48.

The following is a summary of the stock option information for the period ended December 31, 2004:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	3,288,000	$ 1.82
Granted	500,000	$ 0.68
Forfeited	(1,061,000)	$ 0.90
Exercised	(128,000)	$ 0.50
Options outstanding at December 31, 2003	2,599,000	$ 2.04
Forfeited	(705,000)	$ 1.57
Exercised	(145,000)	$ 0.50
Options outstanding at December 31, 2004	1,749,000	$ 2.36

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	366,000	3.12	$ 0.67	341,000	$ 0.67
$1.01 - $2.00	308,000	2.32	$ 1.70	308,000	$ 1.70
$2.01 - $3.00	-	-	$ -	-	$ -
$3.01 - $4.00	1,075,000	0.87	$ 3.13	1,075,000	$ 3.13
	1,749,000	1.59	$ 2.36	1,724,000	$ 2.39

The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90% (2003 - 90%, 2002 - 90%), and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the year was $nil (2003 - $0.48; 2002 - $1.15). Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

	2004	2003	2002
Net (loss) for the year:
- as reported	$(942,718)	$(1,994,734)	$(5,250,946)
- pro-forma	$(946,722)	$(2,249,734)	$(6,312,839)
Basic and diluted (loss) per share:
- as reported	$(0.05)	$(0.10)	$(0.26)
- pro-forma	$(0.05)	$(0.11)	$(0.31)
(b)	Warrants

There were no share purchase warrants outstanding as at December 31, 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

13.       Related Party Transactions

(a)	The Company incurred the following expenses to two directors of the Company:
		2004	2003	2002

	Management fees	$ -	$ 40,000	$ 192,500
(b)

Pursuant to an agreement dated January 14, 2002, the Company entered into a Project Development Agreement with Dr. Longbin Liu ("Dr. Liu"), a director of the Company (and President and CEO of the Company at the time of the transaction) to continue the research and development of G-CSF and Insulin for the Company.

Under the terms of the agreement the Company agreed to pay a total of $2 million and $1.5 million towards the Insulin and G-CSF Projects, respectively, to complete the projects and obtain drug licenses from the State Drug Administration of China. In addition, the Company agreed to pay bonuses of $500,000 for each project if the drug licenses were received by January 14, 2005. As at December 31, 2003, the Company has paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. The Company has paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes.

The Company has renegotiated this and other agreements with Dr. Liu (see notes 6, 8, and 9 also).

14.	Commitments
(a)

The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,217) per annum until June 11, 2009 (see note 19(b) also) and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007. Minimum payments required under the agreements are as follows:

2005	$ 513,856
2006	518,140
2007	374,546
2008	326,205
2009	144,738
Total	$1,877,485
(b)

The Company has contracted with a European Institute of Biotechnology, which may develop a high yield proprietary cell line and production process technology for the Company. Product from this most advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $629,850 (EUROS 500,000) of which $409,320 (EUROS 300,000) remains unpaid at December 31, 2004.

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

15.	Segmented Information

The Company operates exclusively in the biotech sector. The Company's assets and revenues are distributed as follows:

		2004	2003
ASSETS
North America		$ 1,869,630	$ 3,156,953
China		5,114,556	7,079,241
Others		792,250	899,858
Total		$ 7,776,435	$ 11,136,052

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2004	2003	2002
REVENUE
North America	$ -	$ -	$ -
China	2,656,601	2,258,747	3,002,898
Others	1,048,660	1,389,402	4,359,350
Total	$ 3,705,261	$ 3,648,149	$ 7,362,248

16.	Economic Dependence

Sales of $644,100 (2003 - $462,225), representing 17% (2003 - 13%) of total sales for the year, were made to one customer. Trade accounts receivable includes $255,550 (2003 - $82,225), representing 16% (2003- 5%) of trade receivables at December 31, 2004 owing from this customer.

$3,700,000 in sales for the year ended December 31, 2002 were made to a different customer, representing 50% of total sales for that year.

17.	Comparative Figures

Certain 2002 and 2003 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2004.

18.	Non cash transaction

2,231,000 common shares of the Company were received in lieu of an amount owed by a director to the Company (see note 6).

DRAGON PHARMACEUTICAL INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(Expressed in U.S. Dollars)

19.	Subsequent Events
(a)

Subsequent to the year-end, the Company completed the acquisition of Oriental Wave Holding Ltd. ("Oriental") whereby the Company issued 44,448,016 common shares in exchange for all the issued and outstanding shares of Oriental. The transaction has been approved by the Company's shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

This transaction resulted in the former shareholders of Oriental owning 68.35% of the issued and outstanding shares of the combined entity. Accounting principles applicable to reverse acquisition is applied to record the acquisition. Under this basis of accounting, Oriental is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental with the net assets of the Company deemed to have been acquired and recorded at its fair market value. Summarized unaudited pro forma balance sheet information as at December 31, 2004 and pro forma statement of income information for the year ended December 31, 2004, assuming the companies had been in combined for the entire year, is as follows:

(in thousands)

Current assets	$29,513
Total assets	$98,937
Current liabilities	$37,540
Total liabilities	$67,929
Total equity	$31,008

Revenue	$32,728
Gross profit	$15,042
Net income	$6,544
Earnings per share	$0.10

(b)

After the completion of the acquisition of Oriental, the Company decided to close the facility in Nanjing on July 31, 2005 and build a new facility in Datong, China at the site of the manufacturing facilities of Oriental. This decision resulted in the Company writing down the Nanjing assets that will be abandoned by $719,831, to their estimated net recoverable value. The Company may also be required to pay up to approximately RMB 800,000 ($100,000) relating to severance and benefit costs associated with the closure decision in 2005. The Company is currently renegotiating its lease of the Nanjing facilities and expects to terminate the agreement, without penalty, on July 31, 2005.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2004, we had five directors consisting of Dr. Wick, Dr. Sun, Dr. Cai, Dr. Liu and Mr. Yuen. At the annual meeting of shareholders held on January 11, 2005, Dr. Wick and Dr. Sun were re-elected as directors. Dr. Cai, Dr. Liu and Mr. Yuen did not stand for re-election. Immediately after the annual meeting and as part of the Share Purchase Agreement entered into with Oriental Wave, Dr. Wick and Dr. Sun appointed Mr. Han, Mr. Weng and Ms. Liu as directors. The following describes the background for Mr. Han, Ms. Liu, Dr. Sun, Mr. Weng and Dr. Wick and former directors Dr. Cai, Dr. Liu and Mr. Yuen.

Description of Current Directors

Mr. Yanlin Han is the Chief Executive Officer and the Chairman of the Board of Director of Dragon. He has been the Chairman of Oriental Wave and responsible for the overall strategic planning and direction of Oriental Wave starting the date he founded the company. Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China. He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state own pharmaceutical companies through bankruptcy process or contractual management agreements. He has proved himself very competent in transforming the state own enterprises into profitable business while handling the assets and employees in a very efficient way to meet local government's requirements. Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology. Benefiting from his corporation with Indian partner, he has also exposed to the technology and management practice of international pharmaceutical industry. Mr. Han also serves as the Vice-President of Shanxi Province Foreign Investment Enterprise Association and Vice-President of Datong City Trade Council. Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

Mr. Zhanguo Weng is the Vice President, China Operation, a Director of Dragon and the Chairman of Oriental Wave, responsible for the overall daily operations of Shanxi Weiqida. Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for

Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997. He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People's University of China .for two years.

Ms. Xuemei Liu is a Director of the company. Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

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

Description of Former Directors

Dr. Ken Z. Cai, Director from July 1998 to January 2005. Dr. Cai has a Ph.D in Mineral Economics from Queen's University in Kingston, Ontario, as well as 18 years of experience in mining, public company administration and financing. Since February 1996, he has been a Director and the President and Chief Executive Officer of Minco Mining and Metals Corporation a Toronto Stock Exchange-listed company, which is also registered under the Exchange Act of 1934, involved in mining exploration and development in China. Dr. Cai has extensive experience in conducting business in China for the past 17 years. Dr. Cai served as Chief Financial Officer from September 1998 to March 2001.

Dr. Longbin Liu, M.D., Director from September 1998 to January 2005. Dr. Liu has 17 years of biotechnology experience in North America, Japan and China, most recently as an Assistant Professor of Medicine in the Division of Cardiovascular Medicine of the University of Massachusetts Medical Centre where he had served since 1995, before joining Dragon in September 1998. Dr. Liu earned his medical degree from Hunan Medical University in 1983. Dr. Liu was the President and Chief Executive Officer of Dragon from September 1998 until he resigned from those positions in September 2002.

               Mr. Philip Pak Yiu Yuen, Director from November 1999 to January 2005. Mr. Yuen has been a legal practitioner in Hong Kong since graduating from law school in London, England in 1961. In 1965, he established the law firm of Yung, Yu, Yuen and Co. and is now the principal partner of the firm.  Mr. Yuen has over 30 years experience in the legal field and has been a director of several large listed companies in various industries. He is a director of the Association of China-appointed Attesting Officers Limited in Hong Kong, a standing committee member of the Chinese General Chamber of Commerce in Hong Kong, a member of the National Committee of the Chinese People Political Consultative Conference and an arbitrator for the China International Economic and Trade Arbitration Commission. Mr. Yuen served on the audit committee from December 17, 2001 to August 2004.

Description of Executive Officers

The following sets forth our executive officers.

Name	Position	Age
Yanlin Han	Chief Executive Officer and Director	41
Zhanguo Weng	Vice President, China Operation	50
Alexander Wick	President	66
Maggie Deng	Chief Operating Officer	37
Garry Wong	Chief Financial Officer	34

For a description of Mr. Han, Mr. Weng and Dr. Wick, please see their biographies above under "Description of Current Directors."

Maggie Deng is the Chief Operating Officer of the company, holding bachelor degree from Tsinghua University in China. Ms. Deng has over 10 years of experience working in or with public companies as investment banker, mainly on IPOs and secondary offering for Chinese companies on domestic stock exchange as well as international ones. Ms. Deng was the senior manager of China International Capital Corporation, a Morgan Stanley joint venture investment banking firm in China, from 1998 to 2001. Ms. Deng moved to Canada in 2001 and held a position of Assistant to President in a start-up biotech company in Vancouver.

Garry Wong is the Chief Financial Officer of the Company since January 2005. Prior to his current position, Mr. Wong served as our Executive Assistant to President and CEO from February 2002 to January 2005. Before joining us, Mr. Wong was a team member of the Global Mergers and Acquisitions Group at Nortel Networks since 1996. He managed and executed transactions consisted of acquisitions, divestitures, equity investments, spin-offs, public market listing and joint ventures, and occurred in Europe, North America, Asia and the Middle East. Mr. Wong is a Chartered Financial Analyst who received an International MBA degree from York University with double majors in Corporate Finance and Greater China studies and a Bachelor degree in Business Administration from University of Hong Kong.

Director's Compensation

Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors receive any compensation during 2004. At a directors meeting held on January 12, 2005, Ms. Liu, Dr. Sun and Dr. Wick were granted options to purchase 200,000, 200,000, and 400,000 shares of common stock, respectively, at $1.18 per share which represented the closing per share price as of that date.

Audit Committee

During 2004, we previously had an audit committee that consisted of Mr. Philip Yuen Pak Yin and Dr. Yiu Kwong Sun. During the latter part of 2004, Mr. Yuen resigned from the audit committee. In light of Mr. Yuen's resignation that left one remaining member, the audit committee functions are now handle by the Board of Directors. The Board of Directors does not have an Audit Committee financial expert within the meaning of Item 401 of Regulation S-B. The current Board intends to establish an audit committee consisting of only independent directors and in which one director will meet the requirements of financial expert.

Code of Ethics

Subject to board approval, management has adopted a code of ethics covering our principal officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics was filed as an exhibit to our Annual Report for 2003. Due to the acquisition and subsequent change in the members of the Board of Directors, the current Board of Directors has yet to adopt the code of ethics. Upon their adoption, we will post our code of ethics on our website.

Compliance with Section 16 of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer. No officer received compensation in excess of $100,000 during year 2004.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payout
	Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options (#)	LTIP Payout ($)	All Other Compensation ($)
Alexander Wick President	2004 2003 2002	$0 (1) $0 (1) $0 (1)	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 200,000 -0-	-0- -0- -0-	-0- -0- -0-
(1)

Dr. Wick was appointed President in September 2002. He is not paid for his services, but is reimbursed for expenses he incurs in the course of performing his duties for us. He received an option to purchase 200,000 shares of common stock at $0.68 per share in 2003.

Option Grants in 2004

There were no stock options granted in 2004.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal year ended December 31, 2004.

Fiscal Year End Option Values

The following table sets forth for our executive officer named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unsecured Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2003 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Alexander Wick	-	--	275,000		$108,000	$ -

(1) Based upon the closing price of a share of our common stock of $1.22 per share at December 31, 2004.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the amount of our common stock (symbol: TSE:DDD; OTCBB:DRUG; Berlin, DRP) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by our named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2005

	Shares Beneficially Owned(1)
Name & Address of Beneficial Owner	Number	Percent
Yanlin Han Chief Executive Officer and Director c/o 1055 Hastings Street, Suite 1900 Vancouver, British Columbia V6E 2E9	31,151,403	47.8%
Zhanguo Weng Vice President, China Operation and Director c/o 1055 Hastings Street, Suite 1900 Vancouver, British Columbia V6E 2E9	8,900,401	13.7%
Xuemei Liu Director c/o 1055 Hastings Street, Suite 1900 Vancouver, British Columbia V6E 2E9	4,450,200(2)	6.8%
Chow Tai Fook Nominee Limited (4) DS Family Trust (4) Li & Fang Enterprises Ltd. (4) Chang Kuo Lung (4) Yukon Health Enterprises Limited (4) Kenny En Kai Ho (4) Yuang Chen Chu Kuo (4) Faith Equity Limited (4) Global Equities Overseas Limited (4) Goldpac Investments Partners Ltd. (4) Philip Pak Yiu Yuen (4) c/o Chow Tai Fook Nominee Limited 31F New World Tower 16-18 Queens Road Central, Hong Kong	7,050,000	10.8%
Alexander Wick, President and Director	975,000(3)	1.5%
Yiu Kwong Sun, Director	975,000(4) (5)	1.5%
Maggie Deng Chief Operating Officer	200,000 (6)	0.3%
Garry Wong Chief Financial Officer	220,000 (6)	0.3%
All directors and executive officers as a group (8 persons)	47,072,004(7)	72.3%

__________________________________

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

(2)	Includes options to purchase 200,000 shares.
(3)	Includes options to purchase 675,000 shares.
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

The Members have agreed to form a committee to represent the interests of the Members pursuant to a Shareholders Agreement dated October 17, 2003. The committee is comprised of representatives of six shareholder groups with each group consisting of certain Members. The initial committee members consists of David Chang (4868 Belmont Ave., Vancouver, B.C. V6T IA9), Yiu Kwong Sun (Room 2901 – 2 Wing On House, 71 Des Voeux Road, Central Hong Kong), Gary Ho, Philip Yuen (Wing Lung Bank Building, 11/F, 45 Des Voeux Road, Central Hong Kong), and Joe Tai (Suite 620 – 1090 West Pender Street, Vancouver, B.C. V6E 2N7) with each committee member having a specified number of votes based on their respective group's ownership in Dragon. The total number of committee votes is 10,000 in the aggregate. All resolutions (except for resolution dealing with fundamental matters discussed below) of the committee shall be considered passed if such resolutions have been approved by committee members holding in the aggregate of more than 5,100 votes. Certain fundamental matters require the approval by committee representing in the aggregate 6,200 votes. Such fundamental matters include (i) Dragon acquiring or purchasing any securities or interest in any person or participate in any joint venture or strategic alliance which require Member approval as Dragon shareholders; (ii) decision relating to approval of Dragon selling, transferring or otherwise disposing all of its assets; (iii) decision relating to approval of Dragon selling, transferring or otherwise disposing of its intellectual property outside the ordinary course of business; (iv) decision relating to approval of Dragon engaging in any merger or amalgamation; (v) decision relating to approval of Dragon materially changing its business; (vi) decision relating to approval of Dragon issuing its securities that require shareholder approval; (vii) decision relating to approval of Dragon amending or changing its articles or bylaws or jurisdiction of existence; and (viii) decision relating to approval of Dragon instituting any proceeding for its liquidation. The Shareholders Agreement is for a period of two years unless terminated earlier. In addition, the Members have entered into Ownership Agreement dated of the same date that restricts the transfer of the Members' shares in Dragon.

Although Chow Tai Fook Nominee Limited filed a Schedule 13D with the SEC on October 29, 2003, as a group, such Schedule 13D has never been amended and it is unclear whether or not the Member's agreement is still in effect.

(5)

Includes 275,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as director and officer.

(6)	Represents options exercisable within sixty days.
(7)

Includes options and warrants to acquire 1,645,000 shares of common stock. Also includes shares owned by Yukon Health Enterprises Ltd. but does not include shares held by other Members of the group disclosed in Note (4).

Compliance with Section 16 of The Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities and Exchange Commission, we believe that our executive officers and directors and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Exchange Act.

Equity Compensation Plan Information

Our shareholders approved a share option plan at our Annual Meeting held on December 18, 2001. There were 4,500,000 shares approved for issuance under the plan. The following table provides aggregate information as of December 31, 2004 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	1,749,000	$2.36	2,475,000
Equity compensation plans not approved by security holders	0		0
Total	1,749,000	$2.36	2,475,000

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the past two years, we have been a party to transactions involving certain of our directors or executive officers. See also Notes 6, 8, 9, 13 to our financial statements.

We entered into a verbal agreement with a company controlled by Dr. Ken Cai, one of our former directors. During 2002 we paid $80,000 and during 2003 we paid $40,000 to Dr. Cai's company. The agreement was terminated in June 2003. Dr. Cai's company provided us oversight and management services for our operations in China.

               On October 6, 2000, we entered into an acquisition agreement with Alphatech Bioengineering to acquire its rights and technology relating to developing Hepatitis B vaccine through the application of genetic techniques on hamster ovary cells. Alphatech Bioengineering is jointly owned by Dr. Longbin Liu and Mr. Philip Yuen, two of our former directors. On June 5, 2001, we amended the agreement with Alphatech to allow us to pursue additional options for the Hepatitis B Vaccine project. Under the terms of the amended agreement, we would explore different options for the Hepatitis B Vaccine project including, but not limited to, joint venture partnerships, establishing a production facility, and selling the project to a third party.

In the event that we did not find an option regarding the Hepatitis B Vaccine project suitable to us within nine months from the date of the Amended Agreement, Dr. Longbin Liu, one of the principals of Alphatech, would repurchase the Hepatitis B Vaccine project for $4.0 million, which was the purchase price that we originally paid to Alphatech, and assume operational development. Dr. Liu was our President and CEO at the time of both transactions. We decided not to pursue the project and Dr. Liu demanded to repurchase the project on the agreed terms. Dr. Liu has paid us $500,000 with the balance of $3.5 million, plus interest accruing at 6% per annum from September 2002, due September 5, 2003. Dr. Liu did not pay the remaining balance of $3.5 million on the due date of September 5, 2003. As a result of the non-payment, we began legal action to collect the money. See Item 3. Legal Proceedings.

During fiscal year 2000, we paid $400,000 to Guanzhou Recomgen Biotech Co. Ltd. ("Guanzhou Recomgen"), a company incorporated in China, for the funding of its TPA research and development programs with the intention of acquiring the technology. Guanzhou Recomgen is controlled by Dr. Longbin Liu. Subsequent to the year-end, due to financial market and economic conditions, we decided not to proceed with the funding and the acquisition. In accordance with the agreement, Guanzhou Recomgen refunded the $400,000 to us during fiscal 2002.

We have entered into a Patent Development Agreement dated January 14, 2002 with Dr. Longbin Liu and Novagen whereby we have the first right to select and acquire one patent resulting from the discover of a new gene or protein. In consideration of the right under the Patent Development Agreement, we paid Dr. Liu and Novagen $500,000 in the aggregate and warrant to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. The $500,000 will be refunded and warrant will be cancelled if no patent applications have been filed by January 14, 2005.

We have entered into a Project Development Agreement with Dr. Liu dated January 14, 2002 whereby Dr. Liu has agreed to conduct the research and development of G-CSF and Insulin for us. We will make payment for the development of G-CSF as follows: (i)$500,000 to be provided at the commencement of the research in the G-CSF Project; (ii) $500,000 to be provided when cell-line and related technology is established and animal experimentation commences in the G-CSF Project; (iii) $300,000 to be provided when a permit for clinical trials for G-CSF has been issued by the State Food and Drug Administration of China ("SDA"); (iv) $200,000 to be provided when a new drug license for G-CSF is issued to us by the SDA and (v)$500,000 to be paid as a bonus if the SDA issues the new drug license for G-CSF to us before January 14, 2005.

We will make payment for the development of Insulin as follows: (i) $750,000 to be provided by at the commencement of the research in the Insulin Project; (ii) $750,000 to be provided when cell-line and related technology is established and animal experimentation commences in the Insulin Project; (iii) $300,000 to be provided when a permit for clinical trials for Insulin has been issued by the SDA; (iv) $200,000 to be provided when a new drug license for Insulin is issued to us by the SDA and (v) $500,000 to be paid as a bonus if the SDA issues the new drug license for Insulin to us before January 14, 2005.

For both the G-CSF and Insulin Projects: (i) If we elect to cease development of the project it will forfeit any payments made and lose ownership of the Project, but it will not be obligated to make any further payments toward the Project; and (ii) if an application for permit for clinical trials is not submitted within three years with respect to the G-CSF Project by or four years with respect to the Insulin Project or if the SDA rejects the Project for technical or scientific reasons or if development of the project is terminated by Dr. Liu, then the Dr. Liu will refund to us all amounts paid, without interest or deduction, with respect to the Project within six months.

During 2002, we paid a total of $1,500,000 and $500,000 towards the Insulin and G-CSF Projects, respectively. We have paid an additional $100,000 to a company controlled by Dr. Liu to produce Insulin samples for drug registration purposes. No payments were made by us in 2003 under the Project Development Agreement.

On April 4, 2004, we entered into an agreement with Dr. Longbin Liu and his affiliate to settle the amount owing to us from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

In exchange, Dr Liu will pay to us the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse us $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts are due December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement will be cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. It was a condition of the agreement that 2,200,000 common shares of the Company be placed in escrow by June 30, 2004.

Dr. Liu did not repay the amounts owing on December 31, 2004 and forfeited the 2,231,000 common shares of the Company that were held in escrow for as security for the amount owing. These shares, which were subsequently cancelled by the Company, were valued at $2,606,486 and resulted in the Company realizing a recovery of $2,106,486 of the amount that had been written-down in prior years.

Dr. Liu is still indebted to the Company in the amount of approximately $2.48 million with this debt accruing interest at the rate of 6% per annum. This debt is carried on the Company's books at $100.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit Number	Name
2.1(a)	Share Exchange Agreement with First Geneva Investments
3.1(a)

Certificate of Incorporation and Amendments

a. Certificate of Incorporation
b. Certificate of Amendment, dated June 19, 1997
c. Certificate of Amendment of Articles of Incorporation, dated September 21, 1998

3.2	Bylaws
10.1(a)	Sino-Foreign Co-operative Company Contract
10.2(a)	Sino-Foreign Joint Venture Contract Between The Nanjing Medical Group Company Limited and Allwin Newtech Ltd.
10.3(b)	Consulting Agreement with E. Pernet Portfolio Management dated June 15, 1999
10.4(b)	Amendment to Sino-Foreign Co-operative Company Contract
10.5(c)	Contract to lease 25 acres of land in Yanjiao, China
10.6(c)	Sample Employment Agreement for technicians/employees
10.7(d)	Marketing and License Agreement Between Allwin Biotrade and Fargin S.A.
10.8(d)	Marketing and License Agreement Between Allwin Biotrade and Duopharma (Malaysia) SDN.BHD
10.9(d)	Marketing and License Agreement Between Allwin Biotrade and Yoo & Yoo Biotech Co. Ltd.
10.10(d)	Acquisition Agreement Among Dragon Pharmaceuticals Inc., Alphatech Bioengineering Limited, Longbin Liu and Philip Yuen
10.11(e)

a.            Sino Foreign Joint Venture Contract Between The Nanjing Medical Group Company Limited and Allwin Newtech Ltd.;

b.            Amendment dated November 24, 2000;

c.  Amendment dated December 16, 2000; and

d.            Confirmation letter of control from The Nanjing Medical Group Company Limited to Allwin Newtech dated December 16, 2000

10.12(f)	Joint research project with the Company and Shenzhen Kelong Chuang Jian Enterprise Co.
10.13(f)	Patent Development Agreement with Dr. Longbin Liu and Novagen
10.14(f)	Project Development Agreement with Dr. Liu
10.15(g)	2001 Stock Option Plan
10.16(h)	Waivers of Certain Conditions to the Shares Purchase Agreement
10.17(h)	Escrow Agreement among Dragon Pharmaceutical, Oriental Wave Holding Limited, Yanlin Han, Zhanguo Weng and Xuemei Liu.
10.18(i)	Collaboration Agreement Among Transworld Pharmaceuticals Corporation Inc. and Toray Trading Corp. and Dragon Pharmaceutical Inc.

10.19(i)	Agent Agreement Among Allwin Biotrade, Inc., Jiangsu Wuzhong Industry Co. Ltd. and Jiangsu Wuzhong Industry Co. Ltd. Suzhuo Zhang Kai Bio-Pharmaceuticals Plant
10.20(i)	Development and Manufacturing Agreement Between Dragon Pharmaceutical Inc. and Polymun Scientific Immunbiologische Forschung GmbH
10.21(i)	Agreement for Advance and Long Term Supply of Products between Aurobindo (Datong) Bio-Pharma Co. Ltd. and Shanxi Weiqida Pharmaceutical Co. Ltd.
10.22(i)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
10.23(i)	Manufacturing Agreement for Dry-freeze Levoflaxacin Injectable by and between Shanxi Weiqida Pharmaceutical Co. and Shanxi Pude Pharmaceutical Co. Ltd.
10.24(i)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
21

Subsidiaries of the Registrant are:

Allwin Newtech Ltd., a British Virgin Island corporation;

Sanhe Kailong Bio-pharmaceutical Co. Ltd., a Chinese

Limited Liability Corporation;

Allwin Biotrade, Inc., British Virgin Island corporation;

Dragon Pharmaceuticals (Canada) Ltd, a British Columbia corporation; and Nanjing Huaxin Bio-Pharmaceutical Co., Ltd., a Chinese corporation

23.1	Consent of Moore Stephens Ellis Foster Ltd., Chartered Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1(j)	Code of Ethics

______________________

(a)	Previously filed with Dragon's initial registration statement on Form 10-SB, filed with the SEC on November 4, 1999.
(b)	Previously filed with Dragon's initial registration statement on Form SB-2, filed with the SEC on May 15, 2000.
(c)	Previously filed with Dragon's amendment no. 1 to registration statement on Form SB-2 filed with the SEC on August 3, 2000.
(d)	Previously filed with Dragon's amendment no. 3 to registration statement on Form SB-2 filed with the SEC on October 20, 2000.
(e)	Previously filed with Dragon's amendment no. 5 to registration statement on Form SB-2 filed with the SEC on December 26, 2000.
(f)	Previously filed with Dragon's Form 10-K filed with the SEC on April 1, 2002.

(g)	Incorporated by reference to Dragon's proxy statement for the Annual Meeting held on December 17, 2001.
(h)	Incorporated by reference to Form 8-K filed on January 18, 2005
(i)	Incorporated by reference to Form 8-K filed on March 2, 2005, portions of which have been omitted for confidential treatment.
(j)	Incorporated by reference to Form 10-KSB for the year ended December 31, 2003 filed on April 23, 2004.

(b)	Reports on Form 8-K:

(1)Form 8-K filed on March 2, 2005 filing certain agreements previously entered into by either Dragon Pharmaceutical or Oriental Wave Holdings Limited related to their business.

(2)Form 8-K filed January 18, 2005 announcing approval of the proposal presented at Dragon's annual meeting of shareholders held on January 11, 2005.

(3)Form 8-K filed on December 17, 2004 announcing the extension of certain terms of the Share Purchase Agreement entered into with Oriental Wave.

(4)Form 8-K filed on December 10, 2004 announcing the appointment of Renmark Financial Consultant's as our investor relations firm.

(5)Form 8-K filed on December 7, 2004 announcing the setting of the Annual Meeting date for January 11, 2005.

(6)Form 8-K filed on November 18, 2004 announcing our financial results for the third quarter ended September 30, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Moore Stephens Ellis Foster Ltd., Charted Accountants served as our independent accountants for the years ended December 31, 2004 and 2003, and during the course of that fiscal year they were not engaged by us to provide non-audit services. During the year ended December 31, 2004 and 2003, the following fees were paid for services provided by Moore Stephens.

Audit Fees. The aggregate fees paid for the annual audit of our financial statements included in our Annual Report for the years ended December 31, 2004 and 2003 and the review of our quarterly reports for such years, amounted to approximately $80,000 and $70,000, respectively.

Audit Related Fees. For the years ended December 31, 2004 and 2003, we paid $5,000 and $Nil for fees to Moore Stephens for other audit related fees.

Tax Fees. For the years ended December 31, 2004 and 2003, we paid no fees to Moore Stephens for tax fees.

All Other Fees. For the years ended December 31, 2004 and 2003, we paid no fees to Moore Stephens for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2004	2003
Audit Fees	$80,000	$70,000
Audit Related Fees	$5,000	$-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit Committee Approval of Audit and Non-Audit Services of Independent Accountants

The full Board of Directors serves as the Audit Committee, The Board of Directors approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. No non-audit services were provided by our independent accountant in 2004.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2005	Dragon Pharmaceutical Inc.,

a Florida Corporation

/s/ YANLIN HAN

Yanlin Han, Chief Executive Officer

(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ YANLIN HAN Mr. Yanlin Han, Chairman of the Board	March 25, 2005
/s/ ZHANGUO WENG Mr. Zhanguo Weng, Director	March 25, 2005
/s/ DR. YIU KWONG SUN Dr. Yiu Kwong Sun, Director	March 24, 2005
/s/ DR. ALEXANDER WICK Dr. Alexander Wick, Director	March 24, 2005
/s/ XUEMEI LIU Ms. Xuemei Liu, Director	March 29, 2005
/s/ GARRY WONG Garry Wong, Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005