Form 10QSB
period 2005-03-31
DRAGON PHARMACEUTICAL INC
filed 2005-05-16
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding as of March 31, 2005: 62,878,004

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statement


                           DRAGON PHARMACEUTICAL INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004



                                    CONTENTS


PAGE   F-1          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED)
                    AND DECEMBER 31, 2004

PAGE   F-2          CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE
                    INCOME FOR THE THREE  MONTHS  ENDED  MARCH 31, 2005 AND 2004
                    (UNAUDITED)

PAGE   F-3          CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR THE
                    PERIODS  ENDED MARCH 31, 2005  (UNAUDITED)  AND DECEMBER 31,
                    2004

PAGE   F-4          CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS
                    ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGES  F-5 TO F-21  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                     ASSETS

                                                              March 31, 2005          December 31,
                                              Note              (Unaudited)               2004
                                             ----------       ------------------ -----------------
CURRENT ASSETS
    Cash and cash equivalents                                 $  1,785,238           $   910,425
    Accounts receivable, net of allowances      2                8,770,244             6,675,298
    Inventories, net                            3               16,585,898            16,623,906
    Value added tax receivable                                          -                162,443
    Prepaid expenses                                             1,154,013               911,228

                                                         ------------------      -----------------
Total Current Assets                                            28,295,393            25,283,300
                                                         ------------------      -----------------

PROPERTY AND EQUIPMENT, NET                    4                63,883,442            63,520,202

OTHER ASSETS
    Intangible assets, net                     6                 2,650,693               432,769
    Other receivables                                            2,428,564             2,213,842
    Investments -cost                                               12,077                12,077
                                                         ------------------      -----------------
    Total Other Assets                                           5,091,334             2,658,688
                                                         ------------------      -----------------

TOTAL ASSETS                                             $       97,270,169    $      91,462,190
------------                                             ==================      =================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                    $          4,766,797    $       3,047,485
    Accrued retirement benefits                7                     114,432              114,432
    Other payables and accrued liabilities     8                  17,117,072           17,705,163
    Notes payable - short-term                 9                   5,033,816           12,884,057
    Due to related companies                  11                     627,889            4,660,984
                                                         -------------------      -----------------
    Total Current Liabilities                                     27,660,006           38,412,121
                                                         -------------------      -----------------

LONG-TERM LIABILITIES
    Long term accounts payable                10                  21,904,603            21,873,147
    Long term retirement benefits              7                     841,713               870,321
    Notes payable - long-term                  9                  14,770,532             6,316,426
    Due to related companies                  11                           -             1,328,502
                                                         -------------------      -----------------
    Total Long-Term Liabilities                                   37,516,848            30,388,396
                                                         -------------------      -----------------


TOTAL LIABILITIES                                                 65,176,854            68,800,517
                                                         -------------------      -----------------


COMMITMENTS AND CONTINGENCIES                                                                   -

STOCKHOLDERS' EQUITY
  Authorized: 200,000,000 common shares at
    par value of $0.001 each Issued and
    outstanding: 62,878,004 (December 31, 2004:
    44,502,004) common shares                                        62,878                 44,502
  Additional paid-in capital                                     22,138,830             13,983,002
  Retained earnings
    Unappropriated                                                1,235,080                   -
    Appropriated                                                  8,686,318              8,686,318
  Due from stockholder                                              (29,791)               (52,149)
                                                         -------------------      -----------------
     Total Stockholders' Equity                                  32,093,315             22,661,673
                                                         -------------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       97,270,169       $     91,462,190
------------------------------------------               ===================      =================

        The accompanying notes are an integral part of these consolidated financial statements.


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)



                                                     Note           2005 (Unaudited)          2004 (Unaudited)
                                                   ----------     --------------------      --------------------

NET SALES                                             12           $     11,828,663    $           7,155,036

COST OF SALES                                                             8,619,484                3,957,103
                                                                   --------------------      --------------------

GROSS PROFIT                                                              3,209,179                3,197,933
                                                                   --------------------      --------------------

OPERATING EXPENSES
  Selling expense                                                         1,143,967                   808,902
  General and administrative expenses                                     1,004,141                   422,030
  Depreciation and amortization                                             249,608                    12,458
                                                                   --------------------      --------------------
  Total Operating Expenses                                                2,397,716                 1,243,390
                                                                   --------------------      --------------------

INCOME FROM OPERATIONS                                                      811,463                 1,954,543

OTHER INCOME (EXPENSE)
  Interest expense                                                         (241,051)                  (14,615)
  Other income                                                               11,084                     -
  Funds Released by Chinese Government Related to
    Asset Acquisition of a State-owned Enterprise
    by the Company                                     13                    885,864                     -
  Other expense                                                             (35,534)                     -
                                                                   --------------------      --------------------
    Total Other Income                                                      620,363                 (14,615)
                                                                   --------------------      --------------------

INCOME FROM OPERATIONS BEFORE TAXES                                       1,431,826                1,939,928

INCOME TAX EXPENSE                                    1(M)                (196,746)                     -
                                                                   --------------------      --------------------

NET INCOME                                                                1,235,080                1,939,928

OTHER COMPREHENSIVE INCOME
  Foreign currency translation loss                                                -                     -
                                                                   --------------------      --------------------
COMPREHENSIVE INCOME                                               $      1,235,080    $           1,939,928
                                                                   ====================      ====================

Net income per share - basic and diluted                           $           0.02    $                 0.04
                                                                   ====================      ====================

Weighted average number of shares outstanding
during the period - basic and diluted                                    60,427,871                44,502,004
                                                                   ====================      ====================

                The accompanying notes are an integral part of these consolidated financial statements.

                                      F - 2

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIODS ENDED MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                 Common Stock        Additional  Unappropriated Appropriated
                                                                      Paid-In      Retained        Retained    Due From
                                             Shares       Amount      Capital      Earnings        Earnings   Stockholder     Total
                                            ----------  -----------  ----------- ------------   -----------  ------------   --------
Balance, December 31, 2003, adjusted        44,502,004     $ 44,502  $ 7,841,363  $ 6,054,864   $1,286,784   $ (228,148) $14,999,365
for the effect of recapitalization
of reverse acquisition (Note 5(B))

Registered capital appropriation                     -            -   6,141,639   (6,141,639)            -            -            -

Notes receivable - stockholders                      -            -           -             -            -      175,999      175,999

Net income for the year ended
 December 31, 2004                                   -            -           -     7,486,309            -            -    7,486,309

Transfer to retained earnings for
 appropriated statutory and staff welfare
 reserves                                            -            -           -    (7,399,534)    7,399,534           -            -
                                            ----------  -----------   ---------- --------------   ----------  ----------  ----------

Balance, December 31, 2004                  44,502,004    $  44,502   13,983,002             -    8,686,318     (52,149)  22,661,673

Reverse acquisition  (Note 5(B))            18,376,000       18,376    5,740,370             -            -           -    5,758,746

Related party debt forgiveness                       -            -    2,415,458             -            -           -    2,415,458

Notes receivable - stockholders                      -            -            -             -            -      22,358       22,358

Net income for the three months
 ended March 31, 2005                                -            -            -     1,235,080            -           -    1,235,080
                                            ----------  -----------  -----------   -----------    ----------    --------  ----------

Balance, March 31, 2005 (Unaudited)         62,878,004   $  62,878   $22,138,830   $ 1,235,080    $8,686,318   $(29,791) $32,093,315
                                            ==========  ===========  ===========   ===========    ==========    ========  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      F - 3

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)


                                                                                          2005                   2004
                                                                                -------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $        1,235,080    $        1,939,928
     Adjustments to reconcile net income to NET cash
        provided by (used in)operating activities:
     Depreciation and amortization                                                       1,416,661                377,881
     Allowance for doubtful accounts                                                        12,610                182,500
     Provision for excess and obsolete inventories                                         476,583                      -
     Funds Released by Chinese Government Related to Asset
        Acquisition of a State-owned Enterprise by the Company                            (745,828)                     -
  Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 5(B)):
   (Increase) decrease in:
     Accounts receivable                                                                  (725,437)            (1,493,528)
     Inventories                                                                           146,990               (368,914)
     Value added tax receivable                                                            162,443                     -
     Prepaid expenses                                                                     (142,364)               (16,363)
     Other assets                                                                         (214,722)                     -
     Deposits                                                                                    -              1,166,953
   Increase (decrease) in:
     Accounts payable                                                                       90,780              8,290,203
     Other payables and accrued expenses                                                   160,585             (3,942,683)
                                                                                -------------------    -------------------
        Net Cash Provided By (Used In) Operating Activities                              1,873,381              6,135,977
                                                                                -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                     (782,134)           (13,148,687)
   Cash acquired in connection with reverse acquisition  (Note 5(B))                     2,103,481                      -
                                                                                -------------------    -------------------
     Net Cash Provided By (Used In) Investing Activities                                 1,321,347           (13,148,687)
                                                                                -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                             603,865              7,246,378
   Due to related companies                                                             (2,946,138)              (289,914)
   Due from stockholder                                                                     22,358                228,148
                                                                                -------------------    -------------------
     Net Cash Provided By (Used In)  Financing Activities                               (2,319,915)             7,184,612
                                                                                -------------------    -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  874,813                171,902

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           910,425                515,791
                                                                                -------------------    -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,785,238     $          687,693
                                                                                ===================    ===================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest expense                               $          245,373     $          14,615
                                                                                ===================    ===================
 Cash paid during the period for income taxes                                   $          166,495     $               -
                                                                                ===================    ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: During
March 2005, $2,415,459 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

          (A)  Organization and Basis of Presentation

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

          Allwin was incorporated under the laws of the British Virgin Islands on February 10, 1998. Pursuant to a Sino-Foreign Co-operative Company Contract, dated April 18, 1998, Allwin and a Chinese corporation formed a limited liability company under the Chinese law, named as Sanhe Kailong Bio-pharmaceutical Co., Ltd. ("Kailong"), located in Hebei Province, China. Allwin has a 95% interest in Kailong. Pursuant to another Sino-foreign Co-operative Company Contract, dated July 27, 1999, Allwin completed the acquisition of a 75% interest in Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"). In January 2002, the Company acquired the balance of Huaxin. Kailong is inactive and Huaxin is in the business of the production and sales of biopharmaceutical products in China. Allwin Biotrade Inc. ("Biotrade") was incorporated in the British Virgin Islands on June 6, 2000 for the purpose of marketing and distributing biopharmaceutical products outside China. Dragon Pharmaceuticals (Canada) Inc. ("Dragon Canada") was incorporated in British Columbia, Canada on September 15, 2000 for the purpose of researching and developing new biopharmaceutical products.

          Pursuant to a share purchase agreement, dated June 11, 2004, the Company acquired 100% of the issued and outstanding shares of Oriental Wave Holding Limited ("Oriental Wave") by issuing 44,502,004 common shares of the Company. This transaction was completed on January 12, 2005 and has been accounted for as a reverse acquisition (See Note 5(B)).

          Oriental Wave was incorporated in the British Virgin Islands on January 7, 2003. Shanxi Weiqida Pharmaceutical Company Limited ("Shanxi Weiqida"), a People's Republic of China limited liability company was incorporated on January 22, 2002. Shanxi Weiqida is principally engaged in research and development, manufacturing, and selling of pharmaceutical products in the People's Republic of China ("PRC").

          During 2003, Shanxi Weiqida's shareholders exchanged 100% of their ownership of Shanxi Weiqida for 50,000 shares of Oriental Wave under a reorganization plan. The transfer was accounted for as a reorganization of entities under common control as the companies were beneficially owned by identical shareholders and share common management. The financial statements have been prepared as if the reorganization had occurred retroactively.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave, Shanxi Weiqida, Allwin, Kailong, Huaxin, Biotrade and Dragon Canada. All significant intercompany balances and transactions have been eliminated in consolidation.

          (B)  Use of Estimates

          In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

          (C)  Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

          (D)  Accounts Receivable

          The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management's assessment of the credit history with the customer and current relationships with them.

          (E)  Investments

          During the twelve months ended December 31, 2004, the Company made an investment in a private company of $12,077. The investment represents less than 1% of the total equity outstanding of the private company outstanding as of March 31, 2005. The private company investment is carried at cost and written down to fair market value when indications exist that this investment has other than temporarily declined in value. As of March 31, 2005, no impairment in the value of the investment has been recorded.

          (F)  Inventories

          Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          (G)  Property and Equipment

          Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

          Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives. The estimated useful lives are as follows:

               Buildings                                 50 Years
               Plant and machinery                       10 Years
               Motor vehicles                            8 Years
               Furniture, fixtures and equipment         5 Years

          Land use rights are stated at cost, less accumulated amortization. The land use rights are amortized over the term of the relevant rights of 50 years from the date of acquisition.

          Depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projected undiscounted cash flows associated with the assets. A loss is recognized for the difference between the fair value and the carrying amount of the assets. Fair value is determined based upon market quote, if available, or is based on valuation techniques.

          (H)  Fair Value of Financial Instruments

          The carrying amount of the Company's cash, receivables and payables and short-term bank loan approximates their fair value due to the short maturity of those instruments.

          (I)  Intangible Assets

          Under the Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives of 10 years and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

          (J)  Revenue Recognition

          The Company recognizes revenue from the sale of pharmaceutical products at the time when title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          (K)  Advertising Costs

          Advertising costs are expensed as incurred. Advertising expense totaled $981 and $1,159 for the three months ended March 31, 2005 and 2004, respectively.

          (L)  Research and Development

          Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to selling, general and administrative expenses for the three months ended March 31, 2005 and 2004 were $12,310 and $52,238, respectively.

          (M)  Income Taxes

          The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable and a 50% income tax reduction for the following three years. The Company was approved as a wholly owned foreign enterprise in October 2002.

          (N)  Foreign Currency Translation

          The functional currency of the Company is the Chinese Renminbi ("RMB"). Transactions denominated in currencies other than RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive gain (loss).

          (O)  Comprehensive Income

          The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders' equity.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          (P)  Segments

          The Company operates in three reportable segments, Chemical Division, Pharma Division and Biotech Division.

          (Q)  Earnings Per Share

          Income per share is computed using the weighted average number of shares outstanding during the period. The Company adopted SFAS No. 128, "Earnings per share". Diluted earnings per share, as determined using the treasury method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 3,128,000 common shares that are outstanding at March 31, 2005 are not significantly dilutive, however, they may be dilutive in future.

          (R)  Reclassifications

          Certain 2004 balances have been reclassified to conform to the 2005 presentation.

          (S)  Stock Based Compensation

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

          (T)  Recent Accounting Pronouncements

          Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4 SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," and SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------


NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                              March 31, 2005
                                                (Unaudited)    December 31, 2004
                                              --------------   -----------------
          Trade and other receivables           $  9,208,581      $    6,799,872
          Less: allowance for doubtful accounts      438,337             124,574
                                               -------------   -----------------
          Accounts receivable, net              $  8,770,244      $    6,675,298
                                               =============   =================


          For the periods ended March 31, 2005 and 2004, the Company recorded an allowance for doubtful accounts of $12,610 and $182,500, respectively, in the Consolidated Statement of Operations.

NOTE 3    INVENTORIES

          Inventories at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                             March 31, 2005        December 31,
                                               (Unaudited)            2004
                                             --------------    -----------------

          Raw materials                         $ 4,064,998       $   4,287,604
          Work-in-progress                       10,855,610          10,994,088
          Finished goods                          2,720,670           2,302,073
                                             ---------------   -----------------
                                                 17,641,278          17,583,765
          Less: provision for obsolescence
          and impairment                          1,055,380             959,859
                                             ---------------  ------------------
                                                $16,585,898       $  16,623,906
                                             ===============  ==================

          For the periods ended March 31, 2005 and 2004, the Company recorded a provision for obsolete inventories of $476,583 and nil, respectively, in the Consolidated Statement of Operations.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

NOTE 4    PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment at March 31, 2005 (unaudited) and December 31, 2004:

                                                                 March 31, 2005 (Unaudited)
                                                  ---------------------------------------------------------
                                                                        Accumulated            Net Book
                                                       Cost             Depreciation            Value
                                                  ---------------     -----------------     ---------------
          Plant and equipment                     $  42,770,616       $     4,384,223       $  38,386,393
          Land and buildings                         19,691,310               475,662          19,215,648
          Motor vehicles                                737,560               164,687             572,873
          Furniture and office equipment              2,942,351               819,419           2,122,932
          Leasehold improvements                      1,083,653             1,028,137              55,516
          Idle equipment                                555,339               455,339             100,000
          Construction in progress                    3,430,080                     -           3,430,080
                                                  ---------------     -----------------     ---------------

                                                  $   71,210,909      $     7,327,467       $   63,883,442
                                                  ===============     =================     ===============

                                                                     December 31, 2004
                                                  ---------------------------------------------------------
                                                                        Accumulated            Net Book
                                                       Cost             Depreciation            Value
                                                  ---------------     -----------------    ---------------
          Plant and equipment                     $   41,154,014      $      2,293,918     $    38,860,096
          Land and buildings                          19,687,676               381,521          19,306,155
          Motor vehicles                                 611,261                55,166             556,095
          Furniture and office equipment               2,499,188               392,511           2,106,677
          Construction in progress                     2,691,179                     -           2,691,179
                                                  ---------------     -----------------     ---------------

                                                  $    66,643,318     $      3,123,116      $    63,520,202
                                                  ===============     =================     ===============

          Depreciation expense for periods ended the March 31, 2005 and 2004 was $1,286,636 and $362,785 respectively.

NOTE 5    ACQUISITIONS

          (A)  Land Use Rights

          During July 2003, the Company acquired land use rights and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. The agreement requires the Company to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8,897,685. The Company has calculated the related asset value by computing the net present value of the future expected payments to the remaining employees assuming an interest rate of 3% and has recorded the land at

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          a net present value of $3,332,907 (See Note 7). As of March 31, 2005, the Company had employed 651 former employees and 207 former employees have retired.

          (B)  Oriental Wave Holding Limited

          The Company completed the acquisition of Oriental Wave on January 12, 2005 whereby the Company issued 44,502,004 common shares in exchange for all of the issued and outstanding shares of Oriental Wave. The transaction has been approved by the Company's shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

          This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity at the close of the transaction. Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statement of operations includes the results of Oriental Wave for the entire period and those of the Company from January 13, 2005 (unaudited).

          The net assets acquired were:

              Cash and short term securities                   $       2,103,481
              Accounts receivable                                      1,382,119
              Inventories                                                585,565
              Prepaid and deposits                                       100,421
                                                                ----------------
              Total Current Assets                                     4,171,586
              Fixed Assets                                               867,742
              Intangible and other assets, net                         2,349,222
                                                                ----------------
                     Total Assets                                      7,388,550
              Less accounts payables and accrued liabilities         (1,629,804)
                                                                ----------------
              Net assets acquired                               $      5,758,746
                                                                ================

          A summarized statement of operations for the Company for the twelve days ended January 12, 2005 is as follows:

             Sales                                              $        145,435
                                                                ----------------
             Gross Profit                                                109,059
                                                                ----------------
             Total operating expenses                                    166,881
                                                                ----------------
             Loss for the period                                $       (57,822)
                                                                ================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

NOTE 6    INTANGIBLE ASSETS

          The Company acquired $603,865 in licenses from a company related to a director with the balance being recorded pursuant to the reverse acquisition of Oriental Wave (Note 5(B)).

          Intangible assets consist of the following as of March 31, 2005 and December 31, 2004:

                                              March 31, 2005        December 31,
                                                (Unaudited)             2004
                                              --------------      --------------

          Licenses                            $    2,951,814      $      603,865
          Less: accumulated amortization             301,121             171,096
                                              ---------------     --------------
                                              $    2,650,693      $      432,769
                                              ===============     ==============

          Amortization expense for the periods ended March 31, 2005 and 2004 was $130,025, and $15,096, respectively.

NOTE 7    ACCRUED RETIREMENT BENEFITS

          During July 2003, the Company acquired land use rights and buildings from a government liquidator. The present value of accrued expected retirement benefits related to the land costs is recorded at March 31, 2005 and December 31, 2004 as follows:

                                                                           March 31, 2005            December 31,

(Unaudited) 2004
                                                                          -----------------      -------------------

          Total liabilities assumed at closing date                       $      8,897,685       $        8,897,685
          Less:  net present value of  liabilities  not
                 expected to be paid                                             5,564,778                5,564,778
                                                                          -----------------      -------------------
          Present value of expected liabilities                                  3,332,907                3,332,907
          Less: amounts paid and liabilities not
                expected to be paid                                              2,376,762                2,348,154
                                                                          -----------------      -------------------
                                                                                   956,145                  984,753
          Less: current portion                                                    114,432                  114,432
                                                                          -----------------      -------------------

                                                                          $        841,713       $          870,321
                                                                          =================      ===================

          Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Note 5(A)).

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

NOTE 8    OTHER PAYABLES AND ACCRUED LIABILITIES

          Other payables and accrued liabilities at March 31, 2005 and December 31, 2004 consist of the following:

                                               March 31, 2005       December 31,
                                                 (Unaudited)           2004
                                              ----------------    --------------
          Machinery and equipment payable        $   6,023,275    $   7,050,243
          Accrued expenses                           6,595,401        6,360,198
          Value added tax payables                     280,805                -
          Income taxes payable                         196,746          166,495
          Other taxes payable                          109,994          121,054
          Deposits received from customers           3,910,851        4,007,173
                                              ----------------   ---------------
                                              $  17,117,072        $ 17,705,163
                                              ================   ===============

NOTE 9    NOTES PAYABLE

          Balance at March 31, 2005 and December 31, 2004:

                                                                          March 31, 2005           December 31,
                                                                            (Unaudited)               2004
                                                                         -----------------       --------------

          Note payable to a bank, interest rate of 6.372% per
          annum, guaranteed by a third party, due June 2005              $        420,290           $  420,290

          Note payable to a bank, interest rate of 6.372% per annum,
          guaranteed by a third party, due June 2005                              386,473              386,473

          Note payable to a bank, interest rate of 8.874% per
          annum, guaranteed by a third party, due July 2005                       603,865                    -

          Note payable to a bank, interest rate of 6.1380% per
          annum, guaranteed by a third party, due November 2005                 3,623,188             3,623,188

          Note payable to a bank, interest rate of 6.039% per annum,
          secured by leasehold land and fixed assets, due April 2005                    -             8,454,106

          Note payable to a bank, interest rate of 6.039% per annum,
          secured by leasehold land and fixed assets, due April 2006            1,811,594                   -


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          Note payable to a bank, interest rate of 5.76% per annum,
          guaranteed by a third party, due November 2006                        6,316,426             6,316,426

          Note payable to a bank, interest rate of 6.039% per annum,
          secured by leasehold land and fixed assets, due April 2007            6,642,512                     -

                                                                           ----------------      ---------------
                                                                               19,804,348            19,200,483
          Less current maturities                                               5,033,816            12,884,057
                                                                           ----------------      --------------

                                                                           $   14,770,532        $    6,316,426
                                                                           ================     ================

          Maturities are as follows:

                   Fiscal year ended December 31,
                               2005                                                              $    5,033,816
                               2006                                                                   8,128,020
                               2007                                                                   6,642,512
                                                                                                 ---------------
                                                                                                 $   19,804,348
                                                                                                 ===============



NOTE 10   LONG TERM ACCOUNTS PAYABLE

          Long term accounts payable balances at March 31, 2005 and December 31, 2004 is the final payment of construction contracts which had been finished through December 31, 2004. According to the contract terms, the final payments on the contracts will be settled as follows:

                                                                          March 31, 2005            December 31,
                                                                           (Unaudited)                  2004
                                                                        -------------------     --------------------
          Settlement Arrangement
          Accounts payable due 2006                                       $     21,904,603      $        21,873,147
                                                                        ===================     ====================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

NOTE 11   DUE TO RELATED PARTIES

          The amounts due to related party at March 31, 2005 and December 31, 2004 are unsecured and non-interest bearing:

                                                  March 31, 2005    December 31,
                                                   (Unaudited)          2004
                                                  --------------    ------------
          Due to a company owned by a stockholder
          and director due March 2006               $  402,199      $  1,328,502

          Due to a company owned by a stockholder
          and director due March 2006                  225,690         4,660,984
                                                    ------------    ------------
                                                       627,889         5,989,486
          Less: current maturities                     627,899         4,660,984
                                                    ------------   -------------
                                                    $        -      $  1,328,502
                                                    ============   =============


NOTE 12   SEGMENTS

          The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the periods ended March 31, 2005 and 2004 and as of March 31, 2005 and December 31, 2004.


                                                              Chemical             Pharma             Biotech
                                                              Division            Division           Division              Total
                                                           ---------------     ---------------     --------------   ----------------
          2005
          Three months ended March 31, 2005 (Unaudited)
          Sales                                            $     5,704,033     $     5,320,771     $      803,859   $     11,828,663
          Gross profit                                              34,425           2,508,222            666,532          3,209,179
          Depreciation and amortization                          1,063,263             153,804            199,594          1,416,661
          As of March 31, 2005 (Unaudited)
          Total assets                                          67,221,570          23,962,434          6,086,165         97,270,169
          Additions to long-lived assets                           757,262              18,452              6,420            782,134
          Intangible assets                                              -             417,672          2,233,021          2,650,693


                                                               Chemical             Pharma             Biotech
                                                               Division            Division           Division              Total
                                                           ---------------     ---------------     --------------     --------------
          2004
          Three months ended March 31, 2004
          Sales                                            $       849,785     $     6,305,251     $            -     $    7,155,036
          Gross profit                                             328,173           2,869,760                  -          3,197,933
          Depreciation and amortization                            234,781             143,100                  -            377,881
          As of December 31, 2004
          Total assets                                          67,850,276          23,611,914                  -         91,462,190
          Additions to long-lived assets                        27,295,156             852,773                  -         28,147,929
          Intangible assets                                              -             432,769                  -            432,769

NOTE 13 OTHER INCOME - Funds Released by Chinese Government Related to Asset Acquisition of a State-owned Enterprise by the Company

          In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the land use rights of a state-owned enterprise. (please also refer to Note 5(A)) During 2004, the Company received $1,751,208 from the government liquidator of the state-owned enterprise to assist the Company in the settlement of human resources related expenses in connection with the land use rights acquisition. The Company set up an offsetting obligation of which $818,806 remained outstanding at December 31, 2004. During the first quarter of 2005, the government liquidator allowed the Company to retain the remaining cash balance of $745,828.

          During the first quarter of 2005, the Datong Municipal Government approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.

          As a result, the Company recorded other income of $885,864 during the current period to reflect the above transactions.

NOTE 14   COMMITMENTS AND CONTINGENCIES

          (A)  Employee Benefits

          The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries. The total provision for such employee benefits was $116,217 and $141,730 for the periods ended March 31, 2005 and 2004, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          (B)  Loan Guarantee

          The Company has guaranteed bank loans to two suppliers in the amount of $181,000 (RMB1.5 million) due on August 11, 2005 and $2,415,000
          (RMB20 million) due on July 16, 2005.

          The Company has also issued a guarantee to a bank as security for loans to a third party vendor of $2,415,000 (RMB20 million) due on September 26, 2007 and $3,623,000 (RMB30 million) due on October 27, 2007. This vendor pledged assets totaling $8,484,000 (RMB70.2 million) to the Company for this guarantee.

          (C)  Capital Commitments

          According to the Articles of Association of Shanxi Weiqida, the Company has to fulfill registered capital of $19,205,116 (RMB 159,018,360) within five years from December 16, 2003. As of March 31, 2005, the Company has fulfilled $14,656,174 (RMB 121,353,123) of registered capital requirement and has registered capital commitments of $4,548,942 (See Note 14(A)).

          (D)  Contingent Employment Benefits

          During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement, re-employment or death for each employee. As of March 31, 2005, the Company has rehired 651 former employees, 207 employees have retired and approximately 200 former employees remain unemployed. If the Company is unable to provide continued employment to these individuals, it will be liable to pay each former employee approximately $49 per month until his or her date of retirement or death, whichever comes first (See Notes 5 &
          7).

          (E)  Operating Leases

          The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,217) per annum until June 11, 2009 (see note 19(b)
          also) and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007. The Company decided to close the facility in Nanjing, effective July 31, 2005, and build a new facility in Datong, China at the site of the manufacturing facilities of Oriental Wave. The Company has renegotiated the termination of its lease, without penalty, though the Company may be required to pay up to approximately RMB 600,000 ($72,500) relating to

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          severance and benefit costs associated with the closure. Minimum payments required under the agreements are as follows:

                 2005                              $ 247,989
                 2006                                189,964
                 2007                                 47,844
            -----------------------------------------------------
                 Total                              $485,797
            =====================================================

          (F)  Cell Line Development

          The Company has contracted with a European Institute of Biotechnology to develop a high yield proprietary cell line and production process technology for the Company. Product from this advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development will be $648,800 (EUROS 500,000) of which $387,600 (EUROS 300,000) remains unpaid at March 31, 2005.

NOTE 15   STOCKHOLDERS' EQUITY

          (A) Capital Contribution (See note 13(C))

          On January 31, 2005 Oriental Wave paid Shanxi Weiqida $479,988 towards its registered capital requirement under Chinese law.

          On February 22, 2005 Oriental Wave paid Shanxi Weiqida $198,682 towards its registered capital requirement under Chinese law

          (B)  Appropriated Retained Earnings

          Shanxi Weiqida is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          (C)  Stock Options

          The Company did not grant any options during the year ended December 31, 2004. During the period ended March 31, 2005, the Company granted options to its directors and employees to purchase 2,260,000 shares at a price of $1.18 per share (being the market price at the time), expiring January 12, 2010. Options to purchase 1,460,000 shares were exercisable immediately with 400,000 options becoming available January 12, 2006 and the balance of 400,000 options vesting on January 12, 2007.

          The following summarizes stock option information for the period ended March 31, 2005:

          ----------------------------------------------------------------------
                                                                Weighted Average
                                                      Shares      Exercise Price
          ----------------------------------------------------------------------

          Options outstanding at December 31, 2003    2,599,000       $   2.04
          Forfeited                                    (705,000)      $   1.57
          Exercised                                    (145,000)      $   0.50
          ----------------------------------------------------------------------

          Options outstanding at December 31, 2004    1,749,000       $   2.36
          Granted                                     2,260,000       $   1.18
          Forfeited                                    (881,000)      $   2.93
          ----------------------------------------------------------------------
          Options outstanding at March 31, 2005       3,128,000       $   1.35
          ======================================================================

                               Options Outstanding                                 Options Exercisable
          ----------------------------------------------------------------- --------------------------------
                                              Weighted
                                              Average         Weighted                           Weighted
             Range of                        Remaining         Average                           Average
             Exercise         Number        Contractual       Exercise           Number          Exercise
              Prices         Outstanding         Life             Price       Exercisable        Price
          ------------------------------------------------------------------- ------------------------------
          $0.01 - $1.00        350,000          3.01           $ 0.68             325,000         $ 0.68

          $1.01 - $2.00      2,478,000          4.55           $ 1.23           1,678,000         $ 1.25

          $3.01 - $4.00        300,000          0.62           $ 3.13             300,000         $ 3.13
                            ----------       ---------         -------          --------          ------
                             3,128,000           4.00          $ 1.35           2,303,000         $ 1.41
                            ==========       =========         =======          ==========        ======

          The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the period was $0.69. Based on the computed option values and the

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
             ------------------------------------------------------

          number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net income:

          ------------------------------------- ---------------- ---------------
                                                      2005             2004
          ------------------------------------- ---------------- ---------------
          Net income for the period:
          - as reported                             $1,235,080       $1,939,928
          - pro-forma                                 $157,699       $1,939,928
          ------------------------------------- ---------------- ---------------
          Basic and diluted income per share:
          - as reported                                  $0.02            $0.04
          - pro-forma                                    $0.00            $0.04
          ------------------------------------- --------------- ----------------

NOTE 16   RELATED PARTY TRANSACTIONS

          See Notes 6 and 11.

NOTE 17   CONCENTRATIONS AND RISKS

          During the three months ended March 31, 2005, 85% of the Company's revenues were derived from customers located in China and 99% of its assets are located in China. Comparatively, 100% of the Company's revenues during the three months ended March 31, 2004 were derived from customers located in China and 100% of its assets were located in China.

Item 2.   Management's Discussion and Analysis and Plan of Operations

     The following discusses the Company's ("Dragon") financial condition and results of operations for the quarter ended March 31, 2005 based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). It should be read in conjunction with the Company's financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

     Due to Dragon's acquisition of Oriental Wave Holding Limited ("Oriental Wave") on January 12, 2005 being deemed a reverse take-over transaction, the following discussion reflects the Company's results of operations for the quarter ended March 31, 2005, including the results of Oriental Wave for the full quarter and the results of the biotech business of Dragon for the period from January 13, 2005 to March 31, 2005. Comparatively, the financial statements for the quarter ended March 31, 2004 only reflect the results of the Pharma and Chemical businesses of Oriental Wave.

Overview
--------

     Incorporated in Florida, USA and headquartered in Vancouver, B.C., Canada, Dragon, prior to the acquisition of Oriental Wave, was formed to develop, market, and sell biologics such as Erythropoietin (EPO) in China and international markets outside of China. Dragon manufactures and sells EPO through its wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China,. Dragon's EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, the Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. In addition, we are preparing to enter the European market upon obtaining product approval of our newly developed EPO products.

     On January 12, 2005, the Company completed the acquisition of Oriental Wave in a reverse take-over transaction. Oriental Wave, through its wholly owned subsidiary in China, Shanxi Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida"), currently has three production facilities in China: two Chinese State Food and Drug Administration (SFDA) certified GMP (Good Manufacturing Practice) production facilities consisting of a pharmaceutical facility with a production capacity of 610 million tablets and capsules, 80 million injectables, 47 million sachets of granules, 10 million suppositories and 180 tons of sterilized bulk drugs per year, and a chemical plant producing clavulanic acid with an annual capacity of 30 tons. In addition, Oriental Wave has a third facility producing 7-ACA, an intermediate for Cephalosporin antibiotics, by a fermentation process. 7-ACA is an intermediate product and does not require GMP certification for the 7-ACA production facility. Oriental Wave has received approval from the SFDA for 306 drugs, of which 66, mainly anti-infectious drugs, were actively exploited in China in 2004. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng, and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng, and Ms. Liu collectively owned 68.35% of Dragon's outstanding shares of common stock at the time of the closing of the transaction.

     As a result of the acquisition of Oriental Wave, Dragon has transformed into a diversified and growth oriented generic pharmaceutical company with three key business units. These units consist of a Biotech division for biologics products, such as EPO a Chemical division for bulk pharmaceutical chemicals and intermediates, such as Clavulanic Acid and 7-ACA, and a Pharma division for formulated drugs, including prescription, over-the-counter drugs and sterilized bulk drugs. The Company, after the acquisition, has significantly increased the size of operations and now has four manufacturing facilities in China (three in Datong city and one in Nanjing city), approximately 1,800 employees, an additional 1,200 contract sales representatives in China, and 55 key products in 86 different dosages and presentations currently in the Chinese market. The Company now operates its three business divisions, a Pharma Division, a Chemical Division, and a Biotech Division, through two indirect wholly-owned subsidiaries in China, Shanxi Weiqida and Nanjing Huaxin.

Pharma Division
---------------

     The Pharma Division's operations are located in the Datong Economic and Technology Development Zone, Datong City, Shanxi Province, China. The Pharma Division produces and markets chemical generic, mainly anti-infectious, drugs. The Pharma Division currently holds 306 product approvals from the SFDA, of which only 66 prescription, over-the-counter, and sterilized bulk products are currently commercialized in China. The Company plans to build a new workshop for the freeze-drying of temperature sensitive pharmaceutical products. Among these products is Levofloxacin, a product marketed by the Company whose production is currently outsourced to a third party contract manufacturer. The business strategy of the Pharma Division is to focus on the expansion and development of the Chinese market by managing its product portfolio and selecting promising products for commercialization.

Chemical Division
-----------------

     The Chemical Division's operations are located at Datong Gongnong Road in Datong City, Shanxi Province, China. The Chemical Division produces pharmaceutical intermediate and active pharmaceutical ingredients (APIs), to sell to other pharmaceutical companies for further processing and formulation into other sterilized bulk drugs, non-sterilized bulk drugs or formulated products.

     The Chemical Division manages the production of Clavulanic Acid, 7-ACA, and, in the future, Abamectin for both the Chinese and international markets. In January 2004, the Chemical Division began operating a production facility for Clavulanic Acid, and in July 2004, the second production facility producing 7-ACA started operating. The third production facility for Abamectin, with a planned capacity of 120-tons, is currently under construction and is expected to be completed in the fourth quarter of 2005. 2005 will be the first full year for the Chemical Division to contribute sales and net income to the Company.

     One of the key products in Chemical Division is Clavulanic Acid, a drug that combines with antibiotics to fight drug resistance. Dragon is currently the sole producer in China. Two Clavulanic Acid containing products were approved for export to India and the initial sale of these products to India started in 2004. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 400-ton annual production capacity of 7-ACA positions Dragon to become one of the largest producers in the world. The export of 7-ACA to India commenced in 2004. Dragon's Chemical Division has entered into a 3-year long term supply agreement with Aurobindo Pharma Limited, Indian's fifth largest pharmaceutical company, to purchase 50% of the products from the Chemical Division.

Biotech Division
----------------

     The Biotech Division's operations are located in Nanjing City, Jiangsu Province, China. The sole product currently produced by the Biotech Division is Erythropoietin or EPO, which stimulates red blood cell development, and is the best selling drug in the world with a market size of approximately US$10 billion in 2004. Dragon's EPO is the generic version of the originator's (Amgen) product. Dragon's Biotech Division develops, manufactures, and markets generic biotech products within China (72% of the divisional sales for fiscal 2004) and in developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador,

Trinidad-Tobago, the Dominican Republic and Kosovo. Currently, Dragon's EPO only competes in countries where there is no patent protection. Dragon is, however, preparing to enter the European market with a new EPO product currently under development in Austria.

     The Company will build a new state-of-the-art EPO production facility in Datong City, China and relocate the EPO production from its current facility in Nanjing city. The new EPO production facility is under construction on a site adjacent to the campus of the Chemical Division, which already includes the entire basic infrastructure such as power, steam, purified water supply, and water treatment facilities. The relocation of the EPO production site to Datong City will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. It is anticipated that the capacity of the new facility will double for bulk EPO production and triple for the sterile vialing of the product.

Results of Operations
---------------------

     Dragon accounted for the acquisition of Oriental Wave as a reverse take-over transaction, as the former shareholders of Oriental Wave own the majority of the shares of Dragon, collectively 68.35% of the issued shares of common stock as of the closing of the transaction. Dragon operates a financial year from January 1 to December 31 and uses the purchase method of accounting for financial reporting purposes under US GAAP. Under this basis of accounting, Oriental Wave has been identified as the acquirer and, accordingly, the combined company is considered to be a continuation of the operations of Oriental Wave and includes the accounts of Dragon (before the acquisition) from the acquisition date. Therefore, Dragon reports results for the first quarter of 2005, which includes the results of Oriental Wave for the full three-month period ended March 31, 2005 and Dragon (before the acquisition) for the period from January 13, 2005 to March 31, 2005, whereas the results for the first quarter of 2004 reflects the operations of Oriental Wave for a three-month period ended March 31, 2004.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

     Sales. Sales for the first quarter ended March 31, 2005 increased 65% to $11.83 million from $7.16 million for the same period in 2004. $10.11 million, or 85.5% of the sales for the first quarter in 2005 were generated from the sales of products in the Chinese market, and the remaining $1.72 million or 14.5% were generated from the sales of products in the international markets. All sales for the first quarter in 2004 were generated from the sale of products in the Chinese market. In the first quarter of 2005, $5.32 million, or 45% of the sales, were from the Pharma Division, $5.70 million, or 48% of sales, were from the Chemical Division and $0.80 million, or 7% of sales, were from the Biotech Division. For the same period in 2004, 88% of sales were from the Pharma Division and 12% of sales were from the Chemical Division which commenced operation on January 1, 2004. The increase in sales during the three months ended March 31, 2005 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical and Biotech Divisions.

     Cost of sales for the three months ended March 31, 2005 was $8.62 million compared to $3.96 million for the three months ended March 31, 2004. The cost of sales is attributed to the production costs of Dragon's pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended March 31, 2005 were $3.21 million and 27.13% compared to $3.20 million and 44.69% for the same period of 2004. The decrease in gross margin was mainly due to the increase in sales of the Chemical Division whose facilities were new in 2004 and is currently at the ramp up stage of production which incurs higher per unit production and operation cost, especially depreciation expenses.

Divisional Sales and Gross Margin Analysis

     The Company's businesses are organized under three business divisions: the Pharma Division, the Chemical Division and the Biotech Division.

Pharma Division
---------------

     The Pharma Division's sales for the first quarter of 2005 were $5.32 million, accounting for 44.9% of the total sales of the Company. Comparatively, the Pharma division's sales were $6.30 million for the same period in 2004, contributing 88% of the total sales of the Company. The lower sales were mainly due to the reduction in the retail price of certain prescription drugs imposed by the Chinese government. The lower contribution from the Pharma division was due to the relative growth of the Chemical division achieved during the first quarter of 2005 compared to 2004. The overall gross margin for the division for the first quarter increased to 47%, representing a 164 basis point improvement from the same period of 2004. The increase in the gross profit margin was mainly due to the increase in production level and the use of certain self-produced chemicals from the Chemical Division in the Pharma division.

Chemical Division
-----------------

     The Chemical Division's sales for the first quarter of 2005 were $5.70 million, representing a 571% increase from the sales of $0.85 million during the same period in 2004. The increase is due to the introduction of 7-ACA and the expansion of Clavulanic Acid sales outside China. The Chemical division was new in 2004 as only the Clavulanic Acid facility had started production and the sales during the first quarter of 2004 were only made to Chinese customers. Since then, the Company started the pilot production of the 7-ACA production facility and the Company has received export permits to sell two Clavulanic Acid products to the Indian market.

     The Chemical Division's gross margin for the first quarter of 2005 was 1%. The gross margin for the division was low as the Company has increased and expanded the production infrastructure and the associated fixed manufacturing costs, but it is still in the process of ramping up production to cost-efficient levels. Production in the Chemical Division during the first quarter of 2004 was limited to Clavulanic Acid. Since then, the Company invested $15.78 million in capital expenditure for the 7-ACA facility and other new production infrastructure (power, steam, purified water supply and water treatment). These new facilities have greatly increased production capacity and capability for the Chemical Division and also have increased the fixed costs in the form of depreciation expense of the new facilities constructed and overhead of the utilities costs to power the new facilities. For example, depreciation expenses for the Chemical Division increased to $1.06 million for the first quarter of 2005 from $0.23 million for the same period of 2004. These fixed costs are expected to fall, or a per unit basis, with the ramp up of the production level.

Biotech Division
----------------

     The Biotech Division's sales for the period January 13, 2005 to March 31, 2005 were $0.80 million, representing 7% of the Company's sales. The gross margin for the this period was 82.92%. The acquisition of Oriental Wave by Dragon was completed on January 12, 2005 and was accounted for as a reverse take-over transaction. As a result, only sales from the Biotech Division from January 13, 2005 to March 31, 2005 were included in the Company's sales for the first quarter of 2005.

     On a pro-forma basis (which includes Dragon's biotech sales of $0.15 million from January 1 to 12, 2005) for the full first quarter of 2005, the Biotech Division's sales were $0.95 million in 2005, representing an 8.1% increase from Biotech sales of $0.88 million for the same period in 2004. The increase in total sales mainly came from the increase in international sales outside of China. The Biotech Division's pro-forma gross margin for the full first quarter of 2005 was 81.67%, significantly improved from 71.86% for the same period of 2004. The improvement of the gross margin for the full first quarter of 2005 was due to a combination of a larger percentage of sales to overseas customers (at a higher margin than the Chinese sales during the current quarter) and no provision for inventory obsolescence was recorded in the first quarter of 2005.

     Other Income. During the three months ended March 31, 2005, Dragon recognized $0.62 million of Other Income. This amount primarily consisted of $0.89 million from funds released by the Chinese government related to asset acquisition of a state-owned enterprise by the Company in 2003. No similar gain occurred during the same period of the prior year.

     During 2004, the Company received $1.75 million from the government liquidator of the state-owned enterprise to assist the Company in the settlement of human resources related expenses in connection with the land use rights acquisition. The Company set up an offsetting obligation of which $0.82 million remained outstanding at December 31, 2004. During the first quarter of 2005, the government liquidator allowed the Company to retain the remaining cash balance of $0.75 million.

     During the first quarter of 2005, the Datong Municipal Government approved the transfer of a fund with a balance of $0.14 million originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.

     As a result, the Company recorded other income of $0.89 million during the current period to reflect the above transactions.

     Expenses. Total operating expenses were $2.40 million for the three months ended March 31, 2005 compared to $1.24 million for the same period in 2004. For the three months ended March 31, 2005, the major category of operating expenses was General and Administration expenses which included $0.46 million for salaries, compensation and benefits, $0.192 million for travel and entertainment expenses, and $0.87 million for rent compared to $0.12 million for salaries, compensation and benefits and $0.03 million for travel and entertainment expenses for the three months of 2004. Operating expenses also included selling expense of $1.14 million and depreciation and amortization of $0.25 million. The increase in operating expenses of $1.15 million for the three months ended March 31, 2005 as compared to the same period for the prior year reflects the increased overhead related to the operations of both the Pharma and Chemical Divisions in 2005 (compared to just the Pharma Division and one of the two facilities of the Chemical Division in 2004) and the addition of the Biotech operations and the head office in Vancouver. In addition, depreciation and amortization expense increased during the three months ended March 31, 2005 due to the increase in fixed assets of the Chemical Division in 2005.

     Net Income. Dragon had net income of $1.24 million for the three months ended March 31, 2005 compared to net income of $1.94 million for the same period in 2004. In addition, net income reflects other income of $0.89 million from funds released by the Chinese government related to asset acquisition of a state-owned enterprise by the Company in 2003 and income tax expense of $0.20 million. Shanxi Weiqida is currently subject to income tax at an incentive tax rate, at half of the normal tax rate, for a period of three years commencing in 2005.

     Basic Net Income Per Share. Dragon's net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the three months ended March 31, 2005 was $0.02 per share and for the three months ended March 31, 2004 was $0.04 per share. The weighted average number of shares outstanding during the three months ended March 31, 2005 and 2004 were 60,427,871 and 44,502,004 shares, respectively. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Liquidity and Capital Resources

     As of March 31, 2005, Dragon had current assets of $28.30 million, including a cash balance of $1.79 million and accounts receivables of $8.77 million, and current liabilities of $27.66 million.

     As of March 31, 2005, Dragon's current liabilities of $27.66 million were as follows:

Accounts Payable                                                  $4,766,797
Accrued Retirement Benefits - current portion                       $114,432
Other Payables and Accrued Expenses                              $17,117,072
Due to Related Companies                                            $627,889
                                                                 -----------
Notes Payable-Short Term:
------------------------

Note payable to a bank, interest rate of
6.372% per annum,  due June 2005                  $420,290

Note payable to a bank, interest rate of
6.372% per annum, due June 2005                   $386,473

Note payable to a bank, interest rate of
4.779% per annum, due November 2005             $3,623,188

Note payable to a bank, interest rate of
8.874% per annum, due July 2005                   $603,865
                                                ------------     -----------
Notes Payable - Short Term Subtotal                               $5,033,816
                                                                 -----------
Total Current Liabilities                                        $27,660,004


     The Accounts payable were incurred as part of the normal course of business of Dragon, while Other Payables and Accrued Expenses were incurred as part of the investment in establishing the Chemical Division.

     As of March 31, 2005, Dragon had outstanding short-term notes (less than one year term) totaling $5.03 million, after $8.45 million, originally due in April 2005, was renewed and extended: $6.64 million for two years and the remaining $1.81 million for one year. Dragon believes that it will be successful in renegotiating other notes due based on the assumption that the Company has enhanced its ability to generate additional profit and cash flow from its operation since the notes were originally entered into. Since then, the Company's Chemical division commenced production and began generating sales and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division. Assuming that Dragon is successful in renegotiating its notes as mentioned above, it believes that it will have enough cash flow for its operations for at least the next twelve months.

Long-term Liabilities:

     At March 31, 2005, Dragon had long-term liabilities of $37.52 million as follows:

Long-term accounts payable                                         $21,904,603
Long-term retirement benefits                                         $841,713

Note Payable - Long Term
------------------------
Note payable to a bank, interest rate of
6.039% per annum, due April 2006                  $1,811,594

Note payable to a bank, interest rate of 5.76%    $6,316,426
per annum, due November 2006

Note payable to a bank, interest rate of
6.039% per annum, due April 2007                  $6,642,512
                                                ----------------
Note Payable - Long Term                                           $14,770,532
                                                                 ---------------
Total Long-term Liabilities                                        $37,516,848
                                                                 ---------------

     As of March 31, 2005, the Company had long-term retirement benefits of $0.84 million, which was incurred in July 2003 when Shanxi Weiqida acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees during July 2003. The Company is required to pay certain minimum wages and health care costs until the date of their employment, retirement, or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8.90 million, which approximated the appraised value of the land. As of March 31, 2005, Shanxi Weiqida had employed 651 former employees, and 207 former employees have retired. Shanxi Weiqida has calculated the related asset value by computing the net present value of the future expected payments to the remaining approximately 200 employees assuming an interest rate of 3%. As of March 31, 2005, approximately 200 former employees of Datong Pharmaceutical remained as the obligation of Dragon.

     Dragon had long-term notes payables (one to two years) totaling $14.77 million of which $1.81 is due April 2006, $6.32 million which will be due November 2006, and $6.45 million due April 2007, in addition to long-term account payables of $21.90 million due in 2006. Assuming Dragon can successfully renew part of the short-term notes mentioned above, Dragon believes that it will be able to meet its long-term notes payable and long-term account payables when they become due with the expected increase in profit and cash flow from the addition of the Chemical Division in 2005.

     Further, Dragon has engaged an investment banker in the U.S. to raise capital through the sale of its equity securities which would enhance Dragon's financial position. However, no assurance can be given that Dragon will be able to raise additional capital through the sale of its equity securities.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On January 12, 2005, we completed the acquisition of all the outstanding shares of Oriental Wave pursuant to the Share Purchase Agreement. In connection with the acquisition, we issued an aggregate of 44,502,004 shares of common stock. In addition, pursuant to the Share Purchase Agreement, Mr. Han, Mr. Weng and Ms. Liu collectively received 4,282,402 Additional Dragon Closing Shares. The Additional Dragon Closing Shares are being held in escrow and may be released or cancelled depending on whether or not certain of our options or warrants outstanding as of the closing date have been subsequently exercised or expired. Mr. Han, Mr. Weng and Ms. Liu will have no voting rights or dispositive powers over the Additional Dragon Closing Shares while they are held in escrow, and they will not be deemed to be outstanding unless they are released from escrow. The number of common stock and Additional Dragon Closing Shares issued in connection with the acquisition of Oriental Wave is as follows.

                                                               Additional Dragon
         Name                               Common Stock         Closing Shares*
         ----                               ------------       -----------------
         Yanlin Han                          31,151,403               2,997,682
         Zhanguao Weng                        8,900,401                 856,480
         Xuemei Liu                           4,450,200                 428,240

          * Subsequent to January 12, 2005, 881,000 options to acquire common shares have expired, therefore, 1,902,570 Additional Dragon Closing Shares will be cancelled. As a result, Mr. Yanlin Han's Additional Dragon Closing Shares will be 1,665,883, Mr. Zhanguo Weng's Additional Dragon Closing Shares will be 475,966 and Ms. Xuemei Liu's Additional Dragon Closing Shares will be 237,983.

     The issuance of the shares of common stock and Additional Dragon Closing Shares by us to Mr. Han, Mr. Weng and Ms. Liu pursuant to the Share Purchase Agreement was exempt from registration upon reliance of Regulation S.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

     On January 11, 2005, we held our annual meeting of shareholders. The following proposals were presented and adopted by our shareholders.

Proposal                                                                          For         Against     Abstain
--------                                                                          ---        --------     -------
1.   To approve the issuance of our shares of common stock to complete the    11,907,466       38,850     5,112
     acquisition of all outstanding shares of Oriental Wave Holding Ltd.

2.   To approve an amendment to our Certificate of Incorporation to           16,812,137      123,147     3,212
     increase the number of authorized shares of common stock from
     50,000,000 shares to 200,000,000 shares.

3. To elect Dr. Wick and Dr. Sun as directors to serve for one-year terms or until their successors have been elected and qualified;

         Dr. Wick                                                             16,889,246                  59,250

         Dr. Sun                                                              16,889,246                  59,250

4.   To ratify the appointment of Moore Stephens Ellis Foster Ltd.,           16,936,446        6,400      5,650
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

               Exhibit No.

               31.1 Certification by the Principal Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act.

               31.2 Certification by the Principal  Accounting  Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act.

               32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

                    (b) Reports on Form 8-K:

                    (1) Form 8-K filed on March 2, 2005 filing certain agreements previously entered into by either Dragon Pharmaceutical Inc. or Oriental Wave Holdings Limited related to their business.

                    (2) Form 8-K filed January 18, 2005 announcing approval of the proposal presented at Dragon's annual meeting of shareholders held on January 11, 2005.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DRAGON PHARMACEUTICAL INC.
                                         (registrant)


Dated:   May 16, 2005                   /s/ Garry Wong
                                        ---------------------------
                                         Garry Wong
                                         Chief Financial Officer