Form 10QSB
period 2005-06-30
DRAGON PHARMACEUTICAL INC
filed 2005-09-21
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

Number of shares of common stock outstanding as of June 30, 2005:  62,878,004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                           DRAGON PHARMACEUTICAL INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE QUARTER ENDED JUNE 30, 2005
                       (UNAUDITED) Expressed in US Dollars



                                    CONTENTS


PAGE       3        CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 2005 AND DECEMBER
                    31, 2004

PAGE       4        CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE
                    INCOME FOR THE THREE AND SIX MONTHS  ENDED JUNE 30, 2005 AND
                    2004

PAGE       5        CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR THE
                    PERIODS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004

PAGE       6        CONSOLIDATED  STATEMENTS  OF CASH  FLOWS FOR THE SIX  MONTHS
                    ENDED JUNE 30, 2005 AND 2004

PAGES   7 - 31      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2005

                                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                    AS AT JUNE 30, 2005 AND DECEMBER 31, 2004
                                       (UNAUDITED) Expressed in US Dollars



                                                        ASSETS
                                                        ------                                                    RESTATED
                                                                                                                  (NOTE 20)
                                                                                                                 December 31,
                                                                        Note             June 30, 2005               2004
                                                                     ----------       ------------------      -----------------
CURRENT ASSETS
  Cash and cash equivalents                                               18          $        1,355,481    $          910,425
  Accounts receivable, net of allowances                                  2                    8,699,818             6,675,298
  Inventories, net                                                        3                   17,600,990            16,623,906
  Value added tax receivable                                                                           -               162,443
  Prepaid expenses                                                                               754,955               911,228
                                                                                      ------------------      -----------------
      Total Current Assets                                                                    28,411,244            25,283,300
                                                                                      ------------------      -----------------

 PROPERTY AND EQUIPMENT, NET                                              4                   64,607,495            62,396,316

 OTHER ASSETS
  Intangible assets, net                                                  6                    2,497,682               432,769
  Other receivables                                                                            1,868,305             2,213,842
  Investments -cost                                                                               12,077                12,077
                                                                                      ------------------      -----------------
      Total Other Assets                                                                       4,378,064             2,658,688
                                                                                      ------------------      -----------------

TOTAL ASSETS                                                                          $       97,396,803    $       90,338,304
------------
                                                                                      ==================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                         $   4,583,421    $        3,047,485
  Accrued retirement benefits                                             7                       95,327               114,432
  Other payables and accrued liabilities                                  8                   18,613,368            17,705,163
  Notes payable - short-term                                              9                    6,845,410            12,884,057
  Due to related companies                                                11                     892,206             4,660,984
                                                                                      ------------------      -----------------
      Total Current Liabilities                                                               31,029,732            38,412,121
                                                                                      ------------------      -----------------

LONG-TERM LIABILITIES
  Long term accounts payable                                              10                  21,712,222            21,873,147
  Long term retirement benefits                                           7                      720,891               870,321
  Notes payable - long-term                                               9                   12,958,938             6,316,426
  Due to related companies                                                11                           -             1,328,502
                                                                                      ------------------      -----------------
      Total Long-Term Liabilities                                                             35,392,051            30,388,396
                                                                                      ------------------      -----------------

TOTAL LIABILITIES                                                                             66,421,783            68,800,517
                                                                                      ------------------      -----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
  Authorized: 200,000,000 common shares at par value of $0.001 each
  Issued and outstanding: 62,878,004 (December 31, 2004: 44,502,004)
   common shares                                                                                  62,878                44,502
  Additional paid-in capital                                                                  22,138,830            13,983,002
  Retained earnings                                                                            1,237,416                     -
  Reserves                                                                                     7,562,432             7,562,432
  Accumulated other comprehensive (loss)
                                                                                                    (911)                    -
  Due from stockholder
                                                                                                 (25,625)              (52,149)
                                                                                       ------------------      -----------------
       Total Stockholders' Equity                                                              30,975,020           21,537,787
                                                                                       ------------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $       97,396,803      $    90,338,304
------------------------------------------                                             ==================      =================

The accompanying notes are an integral part of these consolidated financial statements.

                                       3


                                           DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    AND COMPREHENSIVE INCOME
                                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                               (UNAUDITED) Expressed in US Dollars


                                                                                RESTATED            RESTATED            RESTATED
                                                                                (NOTE 20)            (NOTE 20)          (NOTE 20)
                                                          Three Months        Three Months             Six                 Six
                                                           Ended June         Ended June 30,        Months Ended       Months Ended
                                             Note           30, 2005               2004            June 30, 2005       June 30, 2004
                                            -------     ---------------     -----------------    ----------------     --------------

NET SALES                                     12        $   11,350,909      $      7,320,949     $    23,179,572      $  14,475,985

COST OF SALES                                                8,169,143             3,284,181          16,788,627          7,241,284
                                                        ---------------     -----------------    ----------------     --------------
GROSS PROFIT                                                 3,181,766             4,036,768           6,390,945          7,234,701
                                                        ---------------     -----------------    ----------------     --------------
OPERATING EXPENSES
Selling expense                                              1,285,282             1,109,338           2,429,249          1,918,241
General and administrative expenses                          1,208,585               165,324           2,212,725            587,353
Depreciation and amortization                                  276,589                82,029             520,521             94,487
                                                        ---------------     -----------------    ----------------     --------------
      Total Operating Expenses                               2,770,456             1,356,691           5,162,495          2,600,081
                                                        ---------------     -----------------    ----------------     --------------

INCOME FROM OPERATIONS                                         411,310             2,680,077           1,228,450          4,634,620

OTHER INCOME (EXPENSE)
Interest expense
                                                             (315,568)               (3,689)           (556,619)            (18,304)
Other income
                                                                28,416                50,627              39,500             50,627
Funds Released by Chinese Government
  Liquidator                                  13                     -                     -             885,864                 -
Other expense                                                    1,548              (36,231)            (33,987)            (36,231)
                                                        ---------------     -----------------    ----------------     --------------
Total Other Income (Expenses)                                (285,604)                10,707             334,758             (3,908)
                                                        ---------------     -----------------    ----------------     --------------
INCOME FROM OPERATIONS BEFORE TAXES                            125,706             2,690,784           1,563,208          4,630,712

INCOME TAX EXPENSE                           1(M)            (129,046)             (352,410)           (325,792)           (352,410)
                                                        ---------------     -----------------    ----------------     --------------
NET INCOME (LOSS)                                              (3,340)             2,338,374           1,237,416          4,278,302
OTHER COMPREHENSIVE INCOME
Foreign currency translation loss                               (911)                  -                   (911)                  -
                                                        ---------------     -----------------    ----------------     --------------
COMPREHENSIVE INCOME (LOSS)                             $      (4,251)      $      2,338,374     $     1,236,505      $   4,278,302
                                                        ===============     =================    ================     ==============
Earnings  per share - basic and diluted              $            0.00   $              0.05  $             0.02   $          0.10
                                                        ===============     =================    ================     ==============
Weighted average number of shares
outstanding during the period - basic and
diluted                                                     62,878,004            44,502,004          61,659,706          44,502,004
                                                        ===============     =================    ================     ==============


The accompanying notes are an integral part of these consolidated financial statements.


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIODS ENDED JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars




                                    Common Stock       Additional                              Accumulated
                                --------------------    Paid-In      Retained                 other compre-  Due from
                                  Shares      Amount    Capital      Earnings     Reserves    hensive loss  Stockholder     Total
                                ----------  --------  ------------ -------------  ----------  ------------  ----------  ------------
Balance, December 31, 2003,     44,502,004    44,502   $ 7,841,363   $ 6,054,864  $1,286,784  $          -  $(228,148)  $ 14,999,365
adjusted for the effect of
recapitalization of reverse
acquisition (Note 5(B))

Registered capital appropriation          -        -     6,141,639   (6,141,639)           -             -          -              -

Notes receivable - stockholders           -        -             -            -            -             -    175,999        175,999
Net income for the year ended
December 31, 2004                         -        -             -    6,362,423            -             -          -      6,362,423
Transfer from retained earnings
for appropriated statutory and
staff welfare reserves                    -        -             -   (6,275,648)   6,275,648             -          -              -
                                ----------  --------  ------------ -------------  ----------  ------------  ----------  ------------
Balance, December 31, 2004      44,502,004  $ 44,502    13,983,002             -   7,562,432             -    (52,149)    21,537,787

Reverse acquisition (Note
5(B))                           18,376,000    18,376     5,740,370             -           -             -          -      5,758,746
Related party debt exchanged
for equity                               -         -     2,415,458             -           -             -          -      2,415,458

Notes receivable -
stockholders                             -         -             -             -           -             -      26,524        26,524

Comprehensive income (loss)
 - foreign currency translation          -         -             -             -           -
(911)                 -              (911)

Net income for the six months
ended June 30, 2005                     -          -             -     1,237,416          -              -           -     1,237,416
                                ----------  --------  ------------  ------------  ----------    -----------  ---------- ------------
Balance, June 30, 2005          62,878,004  $ 62,878  $ 22,138,830  $  1,237,416  $7,562,432     $    (911) $  (25,625)  $30,975,020
                                ==========  ========  ============  ============  ===========   ===========  ========== ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

                                           DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                               (UNAUDITED) Expressed in US Dollars

                                                                                                  RESTATED               RESTATED
                                                                                                 (NOTE 20)               (NOTE 20)
                                                                                                    2005                   2004
                                                                                            -------------------    -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $    1,237,416        $     4,278,302
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                2,870,284                881,627
     Allowance for doubtful accounts                                                                 12,610                182,500
     Provision for (recovery from) obsolete inventories                                            (286,181)               274,219
    Funds Released by Chinese Government Liquidator(Note 13)                                       (745,828)                     -
   Changes in operating assets and liabilities, net of effect of reverse acquisition
     (Note 5(B)), (increase) decrease in:
       Accounts receivable                                                                         (655,011)            (1,965,861)
       Inventories                                                                                 (105,338)            (3,047,576)
       Value added tax receivable                                                                   162,443                      -
       Prepaid expenses                                                                             256,694               (663,388)
       Other assets                                                                                 345,537                      -
       Deposits                                                                                           -                993,474
     Increase (decrease) in:
     Accounts payable                                                                               981,036              1,988,828
     Other payables and accrued expenses                                                            277,817              5,331,009
                                                                                            -------------------   ------------------
         Net Cash Provided By (Used In) Operating Activities                                      4,351,479              8,253,134
                                                                                            -------------------   ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                            (3,977,853)           (15,248,865)
   Cash acquired in connection with reverse acquisition  (Note 5(B))                              2,103,481
                                                                                            -------------------    -----------------
          Net Cash Provided By (Used In) Investing Activities                                    (1,874,372)           (15,248,865)
                                                                                            -------------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                                       26,524              7,246,377
   Due to related companies                                                                      (2,681,821)              (270,046)
   Due from stockholder                                                                             603,865                183,365
                                                                                            -------------------    -----------------
         Net Cash Provided By (Used In)  Financing Activities                                    (2,051,432)             7,159,696
                                                                                            -------------------    -----------------

 (GAIN) LOSS ON CASH HELD IN FOREIGN CURRENCY                                                        19,381                      -
                                                                                            -------------------    -----------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          445,056                163,965

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   910,425                515,791
                                                                                            -------------------    -----------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     1,355,481        $      679,756
                                                                                            ===================    =================

 Cash paid during the period for interest expense                                            $       561,528        $       18,304
                                                                                            ===================    =================
 Cash paid during the period for income taxes                                                $       366,563        $            -
                                                                                            ===================    =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A) Organization and Basis of Presentation

     Pursuant to a share purchase agreement, dated June 11, 2004, Dragon Pharmaceutical Inc. (the "Company") acquired 100% of the issued and outstanding shares of Oriental Wave Holding Limited ("Oriental Wave") by issuing 44,502,004 common shares of the Company. This transaction was completed on January 12, 2005 and has been accounted for as a reverse acquisition (See Note 5(B)). Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statement of operations includes the results of Oriental Wave for the six months ended June 30, 2005 and those of the Company from January 13 to June 30, 2005.

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

     The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave, Shanxi Weiqida, Allwin Newtech Ltd., Sanhe Kailong Bio-pharmaceutical Co., Ltd., Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"), Allwin Biotrade Inc. and Dragon Pharmaceuticals (Canada) Inc.. All significant intercompany balances and transactions have been eliminated upon consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated annual financial statements for the year ended December 31, 2004 included in the annual report previously filed on Form 10-KSB.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


     (B) Use of Estimates

     In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

     (C) Cash and Cash Equivalents

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

     (E) Investments

     During the twelve months ended December 31, 2004, the Company made an investment in a private company of $12,077. The investment represents less than 1% of the total equity outstanding of the private company outstanding as of June 30, 2005. The private company investment is carried at cost and written down to fair market value when indications exist that this investment has other than temporarily declined in value. As of June 30, 2005, no impairment in the value of the investment has been recorded.

     (F) Inventories

     Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

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

     Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives. The estimated useful lives are as follows:

               Buildings                             50 Years
               Plant and machinery                   10 Years
               Motor vehicles                        8 Years
               Furniture, fixtures and
               equipment                             5 Years
               Leasehold improvements                Term of lease (5 -10 years)

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

     (H) Fair Value of Financial Instruments

     The carrying amount of the Company's cash and cash equivalents, receivables, investments and notes and other payables approximates their fair value. The fair value of the notes payables are estimated using discounted cash flow analysis, based upon the Company's current borrowing rates, and approximate their carrying value.

     (I) Intangible Assets

     Intangible  assets  represent  licenses and permits for the  production and
     sales  of  pharmaceutical   products  in  China  and  are  amortized  on  a
     straight-line basis over ten years.

     Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated un-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     (J) Revenue Recognition

     The Company recognizes revenue from the sale of pharmaceutical products at the time when title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss, net of estimated provisions for returns, rebates and sales allowances. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods.

     (K) Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled $7,854 and $13,041 for the six months ended June 30, 2005 and 2004, respectively and $6,873 and $11,882 for the three months ended June 30, 2005 and 2004, respectively.

     (L) Research and Development

     Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to selling, general and administrative expenses for the six months ended June 30, 2005 and 2004 were $67,201 and $96,756, respectively and $54,891 and $44,518 for the three months ended June 30, 2005 and 2004, respectively.

     (M) Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable, being the year commencing on January 1, 2003 to December 31, 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007. The Company was approved as a wholly owned foreign enterprise in October 2002.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


     (N) Foreign Currency Translation

     The functional currency of the majority of the business of the Company is the Chinese Renminbi ("RMB"), however, the Company reports in U.S. dollars. The operating accounts of the Company which are maintained in RMB are translated to U.S. dollars at US$1.00 = RMB 8.28 during the six month period. Transactions denominated in currencies other than RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive gain (loss).

     (O) Other Comprehensive Income

     The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders' equity.

     (P) Segments

     The Company operates in three reportable segments, Chemical Division, Pharma Division and Biotech Division.

     (Q) Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share, as determined using the treasury method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 3,128,000 common shares that are outstanding at June 30, 2005 are not significantly dilutive, however, they may be dilutive in future.

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

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     prescribed  under  Accounting   Principles  Board  Opinion  (APB)  No.  25,
     "Accounting for Stock Issued to Employees" and related Interpretations.

     (T) Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement does not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this new

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     accounting   pronouncement   does  not  have  a  material   impact  on  its
     consolidated financial position, results of operations or cash flows.

NOTE 2  ACCOUNTS RECEIVABLE

     Accounts receivable at June 30, 2005 and December 31, 2004 consisted of the following:

                                                                   RESTATED
                                                                   (NOTE 20)
                                              June 30, 2005    December 31, 2004
                                              --------------   -----------------
       Trade and other receivables            $   9,138,155     $    6,799,872
       Less: allowance for doubtful accounts        438,337            124,574
                                              --------------   -----------------
        Accounts receivable, net              $   8,699,818     $    6,675,298
                                              ==============   =================

     For the six months ended June 30, 2005 and 2004, the Company recorded an allowance for doubtful accounts of $12,610 and $182,500, respectively, in the Consolidated Statement of Operations.

NOTE 3  INVENTORIES

     Inventories at June 30, 2005 and December 31, 2004 consisted of the following:

                                                                   RESTATED
                                                                   (NOTE 20)
                                              June 30, 2005    December 31, 2004
                                              --------------   -----------------

       Raw materials                          $   4,421,108    $   4,287,604
       Work-in-progress                          11,301,810       10,994,088
       Finished goods                             3,123,854        2,302,073
                                              --------------   -----------------
                                                 18,846,772       17,583,765
       Less: provision for obsolescence
             and impairment                       1,245,782          959,859
                                              --------------   -----------------
                                              $  17,600,990    $  16,623,906
                                              ==============   =================

     For the three and six month periods ended June 30, 2005 , the Company recorded a recovery from the provision for obsolete inventories of $762,764 and $286,181, respectively, in the Consolidated Statement of Operations compared to provisions for obsolete inventories of $274,219 and $274,219 for the three and six month periods ended June 30, 2004.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


NOTE 4  PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at June 30, 2005 and December 31, 2004:

                                                                        June 30, 2005
                                                  -----------------------------------------------------------
                                                                          Accumulated            Net Book
                                                       Cost              Depreciation             Value
                                                  ----------------     ------------------     ---------------
        Plant and equipment                   $       44,766,348   $          5,431,081   $      39,335,267
        Land and buildings                            18,809,157                548,005          18,261,152
        Motor vehicles                                   773,792                187,610             586,182
        Furniture and office equipment                 2,965,415                955,101           2,010,314
        Leasehold improvements                         1,083,534              1,058,355              25,179
        Idle equipment                                   555,339                455,339             100,000
        Construction in progress                       4,289,401                      -           4,289,401
                                                  ----------------     ------------------     ---------------

                                               $       73,242,986   $          8,635,491   $      64,607,495
                                                  ================     ==================     ===============

                                                            December 31, 2004 RESTATED (NOTE 20)

                                                  ---------------------------------------------------------
                                                                        Accumulated            Net Book
                                                       Cost             Depreciation            Value
                                                  ---------------     -----------------     ---------------
        Plant and equipment                    $      41,154,014   $         2,293,918   $        38,860,096
        Land and buildings                            18,552,438               370,169            18,182,269
        Motor vehicles                                   611,261                55,166               556,095
        Furniture and office equipment                 2,499,188               392,511             2,106,677
        Construction in progress                       2,691,179                     -             2,691,179
                                                  ---------------     -----------------     ---------------

                                               $      65,508,080   $         3,111,764   $        62,396,316
                                                  ===============     =================     ===============

     Depreciation expense for six month periods ended the June 30, 2005 and 2004 was $2,587,248 and $851,434 respectively. Depreciation expense for three month periods ended the June 30, 2005 and 2004 was $1,280,980 and $488,649 respectively.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 5 ACQUISITIONS

     (A) Land Use Rights

     During July 2003, the Company acquired Land Use Rights and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and Land Use Rights acquisition costs of the factory and its former employees. The agreement requires the Company to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The maximum amount of the liabilities assumed on the closing date was $8,897,685 which approximates the appraised value of the Land Use Rights acquired. The Company has calculated the related asset value by computing the estimated fair value of the future expected payments to the remaining employees assuming an interest rate of 3% and has recorded the Land Use Rights at $3,332,907 (See Notes 7 and 14(D)). Subsequent to the acquisition the Company rehired a number of the former employees, reducing the expected future payments required. The Company has accounted for the reduction of the obligation by reducing the amount of Land Use Rights recorded. The cost of Land Use Rights as at June 30, 2005 and December 31, 2004 is as follows:

                                                                     RESTATED
                                                                     (NOTE 20)
                                                  June 30,           December
                                                  2005               31, 2004
                                             ---------------- -----------------
        Original Cost recorded                $    3,332,907   $    3,332,907
        Less: reduction of future accrued
        retirement benefit                         1,163,387        1,135,238
                                             ---------------- -----------------
        Cost of Land Use Rights               $    2,169,520   $    2,197,669
                                             ================  =================

     The Land Use Rights have been reduced by $28,149 during the period ended June 30, 2005 and will be reduced in the future should payments be further reduced due to additional former employees being rehired.

     (B) Oriental Wave Holding Limited

     The Company completed the acquisition of Oriental Wave on January 12, 2005 whereby the Company issued 44,502,004 common shares in exchange for all of the issued and outstanding shares of Oriental Wave. The acquisition represented an important strategic step in strengthening the competitive position of the Company. The transaction has been approved by the Company's shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


     This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005. Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statement of operations includes the results of Oriental Wave for the six months ended June 30, 2005 and those of the Company from January 13 to June 30, 2005.

     The preliminary allocation of the net assets acquired is as follows:

            Cash and short term securities                      $   2,103,481
            Accounts receivable                                     1,382,119
            Inventories                                               585,565
            Prepaid and deposits                                      100,421
                                                                --------------
            Total Current Assets                                    4,171,586
            Fixed Assets                                              867,742
            Intangible and other assets, net                        2,349,222
                                                                --------------
                           Total Assets                             7,388,550
            Less accounts payables and accrued liabilities         (1,629,804)
                                                                ---------------
            Net assets acquired                                 $   5,758,746
                                                                ===============

     A summarized statement of operations for the Company for the twelve days ended January 12, 2005 is as follows:

            Sales                                               $     145,435
                                                                --------------
            Gross Profit                                              109,059
                                                                --------------
            Total operating expenses                                  166,881
                                                                --------------
            Loss for the period                                 $    (57,822)
                                                                ==============

     Pro-forma financial information, assuming the acquisition occurred January 1, 2004, are as follows:

     For the six months ended June 30,                           RESTATED
                                                                 (NOTE 20)
                                          2005                      2004
                                ---------------------     --------------------
     Sales                             23,325,007               16,262,400
                                =====================     ====================
     Gross profit                       6,500,003                8,579,619
                                =====================     ====================
     Net income                        1,1982,934                3,640,875
                                =====================     ====================
     Earnings per share                   $  0.02                  $  0.06
                                =====================     ====================

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 6  INTANGIBLE ASSETS

     The  Company  acquired  $603,865 in  licenses  from a company  related to a
     director  with  the  balance  being   recorded   pursuant  to  the  reverse
     acquisition of Oriental Wave (Note 5(B)).

     Intangible assets consist of the following as of June 30, 2005 and December 31, 2004:

                                                                   RESTATED
                                                                   (NOTE 20)
                                             June 30, 2005     December 31, 2004
                                         ------------------    -----------------

       Licenses                            $    2,951,814      $     603,865
       Less: accumulated amortization             454,132            171,096
                                         ------------------    -----------------
                                           $    2,497,682      $     432,769
                                         ==================    =================

     Amortization expense for the six month periods ended June 30, 2005 and 2004 was $283,036 and $30,193, respectively. For the three month periods ended June 30, 2005 and 2004, amortization expense was $153,011 and $15,097, respectively.

NOTE 7  ACCRUED RETIREMENT BENEFITS

     During July 2003, the Company acquired land use rights and buildings from a government liquidator. The present value of the accrued retirement benefits assumed is recorded at June 30, 2005 and December 31, 2004 as follows:

                                                                                                      RESTATED
                                                                                                      (NOTE 20)
                                                                              June 30, 2005        December 31, 2004
                                                                          -------------------     -------------------
       Total liabilities assumed at closing date                       $          8,897,685    $          8,897,685
       Less: reduction of liability due to re-employment                        (4 ,949,474)             (4,949,474)
       Less:  net present value of  liabilities  not expected to be
        paid                                                                       (615,304)               (615,304)
                                                                          -------------------     -------------------
       Present value of expected liabilities                                      3,332,907               3,332,907
       Less: amounts paid and liabilities not expected to be paid                 2,516,689               2,348,154
                                                                          -------------------     -------------------
                                                                                    816,218                 984,753
       Less: current portion                                                         95,327                 114,432
                                                                          -------------------     -------------------
                                                                       $            720,891   $             870,321
                                                                          ===================     ===================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


       Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Notes 5(A) and 13.

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES


     Other payables and accrued liabilities at June 30, 2005 and December 31, 2004 consist of the following:

                                                                                                      RESTATED
                                                                                                      (NOTE 20)
                                                                              June 30, 2005        December 31, 2004
                                                                          -------------------     -------------------
       Machinery and equipment payable                               $          6,316,335     $          7,050,243
       Accrued expenses                                                         7,826,102                6,360,198
       Value added tax payables                                                   279,178                     -
       Income taxes payable                                                       170,321                  166,495
       Other taxes payable                                                        108,471                  121,054
       Deposits received from customers                                         3,912,961                4,007,173
                                                                        ------------------       -------------------
                                                                     $         18,613,368     $         17,705,163
                                                                        ==================       ===================

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 9  NOTES PAYABLE

     Balance at June 30, 2005 and December 31, 2004:

                                                                                                          RESTATED
                                                                                                         (NOTE 20)
                                                                             June 30, 2005          December 31, 2004
                                                                         ------------------       --------------------
       Note  payable  to a  bank,  interest  rate of  6.372%  per          $      420,290           $        420,290
       annum, guaranteed by a third party, due June 2005 (*)

       Note  payable  to a  bank,  interest  rate of  6.372%  per
       annum, guaranteed by a third party, due June 2005 (*)                      386,473                    386,473

       Note  payable  to a  bank,  interest  rate of  8.874%  per
       annum, guaranteed by a third party, due July 2005 (**)                     603,865                          -

       Note  payable  to a  bank,  interest  rate of  6.138%  per
       annum,  secured  by  fixed  assets  of  $5,047,038,   due
       November 2005                                                            3,623,188                  3,623,188

       Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets, due
       April 2005                                                                       -                  8,454,106

       Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets of
       $3,192,237, due April 2006                                               1,811,594                          -

       Note payable to a bank,  interest rate of 5.76% per annum,
       secured by fixed assets of $9,996,803, due November 2006                 6,316,426                  6,316,426

       Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets of
       $3,860,503, due April 2007                                               6,642,512                          -

                                                                         ------------------       --------------------
                                                                               19,804,348                 19,200,483
       Less current maturities                                                  6,845,410                 12,884,057
                                                                         ------------------       --------------------
                                                                          $    12,958,938         $        6,316,426
                                                                         ==================       ====================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     * The Company is in the process of renegotiating and extending the repayment term on the Notes Payable due in June 2005 but the process has been extended due to additional information being required from the guarantor of the Notes. In the meantime, the Company has subsequently repaid $120,773 in July 2005 and $299,517 in August 2005 and intends to further repay $386,473 in September 2005. The Company intends to re-borrow the full amount of the Notes once the guarantor has been re-approved by the bank.

     ** The Note payable due in July 2005 has been renegotiated and the repayment term extended to October 2005.

       Maturities are as follows:

               Fiscal year ended December 31,
                          2005                          $   5,033,816
                          2006                              8,128,020
                          2007                              6,642,512
                                                      -------------------
                                                        $  19,804,348
                                                      ===================

NOTE 10    LONG TERM ACCOUNTS PAYABLE

     Long term accounts payable balances at June 30, 2005 and December 31, 2004 is the final payment of construction contracts which had been finished as of December 31, 2004. According to the contract terms, the final payments on the contracts will be settled as follows:

                                                                     RESTATED
                                                                     (NOTE 20)
                                                                    December 31,
                                                    June 30, 2005       2004
                                                    -------------   ------------
                Settlement Arrangement

       Accounts payable due July to November, 2006  $ 21,712,222    $ 21,873,147
                                                    =============   ============

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 11    DUE TO RELATED PARTIES

     The amounts due to related party at June 30, 2005 and December 31, 2004 are unsecured and non-interest bearing:

                                                                                                       RESTATED
                                                                                                      (NOTE 20)
                                                                           June 30, 2005          December 31, 2004
                                                                         ------------------       -------------------

       Due to a company owned by a stockholder and
        director due March 2006                                          $              -         $       1,328,502

       Due to a company owned by a  stockholder and
        director due March 2006                                                    892,206                4,660,984
                                                                         ------------------       -------------------
                                                                                   892,206                5,989,486
       Less: current maturities                                                    892,206                4,660,984
                                                                         ------------------       -------------------
                                                                         $               -        $       1,328,502
                                                                         ==================       ===================

NOTE 12   SEGMENTS

     The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. Substantially all assets and operations of the Company are located in China, which is considered as one geographic location in an economic environment with similar risks and returns. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the periods ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                      (UNAUDITED) Expressed in US Dollars

                                                  Chemical             Pharma             Biotech
                                                  Division            Division           Division               Total
                                               ---------------     ---------------     --------------     -------------------
2005
Three months ended June 30, 2005
Sales                                       $       4,880,013   $       5,686,800   $        784,096   $          11,350,909
Gross profit                                          184,473           2,410,184            587,109               3,181,766
Depreciation and amortization RESTATED
(NOTE 20)
                                                    1,059,381             184,907            215,011               1,459,299
Six months ended June 30, 2005
Sales                                              10,584,046          11,007,571          1,587,955              23,179,572
Gross profit                                          218,898           4,918,407          1,253,640               6,390,945
Depreciation and amortization RESTATED
(NOTE 20)
                                                    2,116,968             338,711            414,605               2,870,284

As at June 30, 2005
Total assets
RESTATED (NOTE 20)
                                                    69,819,365          22,129,522         5,447,916              97,396,803
Additions to long-lived assets                       3,860,225              84,541             4,938               3,949,704
Intangible assets                                            -             402,575         2,095,107               2,497,682

2004
Three months ended June 30, 2004
Sales                                                  533,785           6,787,164                 -               7,320,949
Gross profit                                           121,318           3,915,450                 -               4,036,768
Depreciation and amortization                          369,700             134,046                 -                 503,746

Six months ended June 30, 2004
Sales                                                1,383,570          13,092,415                 -              14,475,985
Gross profit                                           449,491           6,785,210                 -               7,234,701
Depreciation and amortization                          604,481             277,146                 -                 881,627

As at December 31, 2004
Total assets
RESTATED (NOTE 20)
                                                    66,726,390          23,611,914                 -              90,338,304
Additions to long-lived assets                      27,295,156             852,773                 -              28,147,929
Intangible assets                                            -             432,769                 -                 432,769

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


NOTE 13  OTHER INCOME - Funds Released by Chinese Government Liquidator

     In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the land use rights of a state-owned enterprise. (Please also refer to Note 5(A)) After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction. As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. As well, during the first quarter of 2005, a separate municipal agency, the Datong Municipal Government, approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise. The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company. As a result, the Company recorded other income of $885,864 during the current period to reflect the above transactions.

NOTE 14 COMMITMENTS AND CONTINGENCIES

     (A) Employee Benefits

     The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries. The total provision for such employee benefits was $86,744 and $204,532 for the six month periods ended June 30, 2005 and 2004, respectively and $29,473 and $62,802 for the three month periods ended June 30, 2005 and 2004, respectively . The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     (B) Loan Guarantee

     The Company has guaranteed bank loans to two suppliers in the amount of $181,000 (RMB1.5 million) due on August 11, 2005 (repaid subsequent to June 30, 2005) and $2,415,000 (RMB20 million) due on July 16, 2005 (extended to July 16, 2005 subsequent to July 16, 2006). Interest on the loan due July 16, 2006 is charged at 7.905% and the bank has the right to seek settlement from the Company for payment should the two supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the suppliers default on their bank loans. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,614,274. The Company provided the guarantees to these suppliers to maintain a good business relationship.

     The Company has also issued a guarantee to a bank as security for loans to a third party vendor of $2,415,000 (RMB20 million) due on September 26, 2007 and $3,623,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank's base rate plus 5.9475 %. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,861,101. This vendor has pledged assets totaling $8,484,000 (RMB70.2 million) to the Company for this guarantee.

     (C) Capital Commitments

     According to the Articles of Association of Shanxi Weiqida, the Company has to fulfill registered capital of $19,205,116 (RMB 159,018,360) within five years from December 16, 2003. As of June 30, 2005, the Company has fulfilled $14,656,174 (RMB 121,353,123) of registered capital requirement and has registered capital commitments of $4,548,942 (See Note 15(A)).

     (D) Contingent Employment Benefits

     During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. As of June 30, 2005, the Company has rehired 655 former employees, 236 employees have retired and 163 former employees remain unemployed. If the Company is unable to provide continued employment to these individuals, it will be liable to pay each former employee approximately $49 per month until his or her date of retirement, at age 60 or 50, respectively, or death, whichever comes first (See Notes 5 & 7).

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     (E) Operating Leases

     The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,217) per annum until June 11, 2009 and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007. The
     Company decided to close the facility in Nanjing, effective July 31, 2005, and build a new facility in Datong, China at the site of the manufacturing facilities of Oriental Wave which is expected to be completed by September 30, 2005. The Company has renegotiated the termination of its lease, without penalty, though the Company may be required to pay up to approximately RMB 580,000 ($70,000) relating to severance and benefit costs associated with the closure, of which RMB 500,000 (US$60,000) has been accrued at June 30, 2005. Minimum payments required under the agreements are as follows:


                 2005                              $ 119,174
                 2006                                188,202
                 2007                                 47,400
        -----------------------------------------------------
                 Total                              $354,776
        =====================================================

     (F) Cell Line Development

     The Company has contracted with a European Institute of Biotechnology to develop a high yield proprietary cell line and production process technology for the Company. Product from this advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development is $648,800 (EUROS 500,000) of which $387,600 (EUROS 300,000) remains unpaid at June 30, 2005.

NOTE 15   STOCKHOLDERS' EQUITY

     (A) Capital Contribution (See note 14(C))

     On January 31, 2005 and on February 22, 2005 Oriental Wave paid Shanxi Weiqida $479,988 and $198,682, respectively, towards its registered capital requirement under Chinese law.

     (B) Reserves

     Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company's registered capital. The transfer to this reserve must be made before distribution of dividends to shareholders. Except for the reduction for losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.
     Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. These reserves are not available for distribution to owners under general operating conditions.

     (C) Stock Options

     The Company has adopted the 2001 Stock Option Plan, effective December 17, 2001, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the year ended December 31, 2004. During the period ended June 30, 2005, the Company granted options to its directors and employees to purchase 2,260,000 shares at a price of $1.18 per share (being the market price at the time), expiring January 12, 2010. Options to purchase 1,460,000 shares were exercisable immediately with 400,000 options becoming available January 12, 2006 and the balance of 400,000 options vesting on January 12, 2007.

     The following summarizes stock option information for the period ended June 30, 2005:

     --------------------------------------------------------------- -------------------- ------------------------
                                                                                                Weighted Average
                                                                              Shares             Exercise Price
     --------------------------------------------------------------- -------------------- ------------------------

              Options outstanding at December 31, 2003                       2,599,000                $   2.04
              Forfeited                                                       (705,000)               $   1.57
              Exercised                                                       (145,000)               $   0.50
     --------------------------------------------------------------- -------------------- ------------------------

              Options outstanding at December 31, 2004                       1,749,000                $   2.36
              Granted                                                        2,260,000                $   1.18
              Forfeited                                                       (919,500)               $   2.88

     --------------------------------------------------------------- -------------------- ------------------------

              Options outstanding at June 30, 2005                           3,089,500                $   1.34
     =============================================================== ==================== ========================

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


                               Options Outstanding                                                  Options Exercisable
-----------------------------------------------------------------------------------        --------------------------------------
                                                 Weighted
                                                  Average            Weighted                                     Weighted
       Range of                                  Remaining            Average                                      Average
       Exercise               Number            Contractual          Exercise                   Number            Exercise
        Prices             Outstanding             Life                Price                 Exercisable            Price
----------------------- ------------------- -------------------- ------------------        ----------------- --------------------
         $0.01 - $1.00             350,000         2.76                $0.68                        337,500         $0.68
         $1.01 - $2.00           2,439,500         4.34                $1.22                      1,639,500         $1.24
         $3.01 - $4.00             300,000         0.37                $3.13                        300,000         $3.13
                                   -------         ----                -----                        -------         -----
                                 3,089,500         3.78                $1.34                      2,277,000         $1.40
                                 =========         ====                =====                      =========         =====


     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the period was $0.69. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net income:


               ------------------------------------------------ ------------------- ----------------
                                                                                       RESTATED
                                                                                       (NOTE 20)
               For the six months ended June 30,                              2005       2004
               ------------------------------------------------ ------------------- ----------------

               Net income for the period:
               - as reported                                            $1,237,416       $4,278,302
               - pro-forma                                                $ 90,972       $4,278,302
               ------------------------------------------------ ------------------- ----------------

               Basic and diluted income per share:
               - as reported                                               $0.02            $0.10
               - pro-forma                                                 $0.00            $0.10
               ------------------------------------------------ ------------------- ----------------

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

NOTE 16    INCOME TAXES

     Shanxi Weiqida and Huaxin are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

     Oriental Wave, Allwin Newtech Ltd. and Allwin Biotrade Inc are BVI companies and are not subject to income taxes. Dragon Pharmaceutical Inc. and Dragon Pharmaceutical (Canada) Inc. are U.S. and Canadian companies, respectively, and are subject to taxes in those jurisdictions.


NOTE 17    RELATED PARTY TRANSACTIONS

     See Notes 6 and 11.


NOTE 18    CONCENTRATIONS AND RISKS

     92.5% and 89% of the Company's revenues for the three and six months ended June 30, 2005, respectively, were derived from customers located in China and 99% of its assets at June 30, 2005 are located in China. Comparatively, 100% of the Company's revenues during the three and six months ended June 30, 2004 were derived from customers located in China and 100% of its assets were located in China.

     The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company's Notes Payable, together with their respective interest rates and maturity dates, are included in Note 9.

     The majority of the Company's assets, liabilities, revenues and expenses are denominated in Renminbi which is tied to the US Dollar and is not a freely convertible currency. The deregulation of the Renminbi resulting in an appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income (See Note 19(A)). Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At June 30, 2005, approximately US$1,148,000 of the cash and cash equivalents (December 31, 2004: US$885,681) are held in Renminbi.

                  DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


NOTE 19    SUBSEQUENT EVENTS

     (A) Renminbi Appreciation

     On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners. The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar. The effect of the revaluation will be an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

     (B) Notes payable extension

     The Company has renegotiated, repaid and extended certain notes payable subsequent to June 30, 2005 as described in Note 9.

NOTE 20 RESTATEMENT

     As a result of a review of its accounting policies and applicable accounting pronouncements, the Company has concluded that the reduction of a future retirement benefit obligation related to the acquisition of a land use right from a former state-owned enterprise in China by Oriental Wave Holding Limited ("Oriental Wave") in July 2003, should have been accounted for as a reduction to the recorded cost of the land use right instead of as a non-operating gain from extinguishment of debt, as previously disclosed in Oriental Wave's 2004 financial statements. As a result, Oriental Wave's 2004 financial statements have been restated retroactive to June 2004 to reflect such change in accounting treatment.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars

     The reduction of the future retirement benefit obligation during 2004, totaling $1,135,238 million, which was recognized as a non-operating gain, has been recorded as a reduction to the cost of the land use right. On a going forward basis, any similar reduction of the retirement benefit obligation will be treated as a reduction to the recorded cost of the land use right. The effect on the financial statements is as follows:

                                                           As at December 31, 2004
                                                   -------------------------------------
                                                                          Previously
                                                        Restated           Reported
                                                   -----------------   -----------------

         Current assets                                 $25,283,300         $25,283,300
         Property and equipment                          62,396,316          63,520,202
         Other assets                                     2,658,688           2,658,688
                                                   -----------------   -----------------

         Total assets                                  $ 90,338,304        $ 91,462,190
                                                   =================   =================

         Liabilities                                   $ 68,800,517        $ 68,800,517
                                                   -----------------   -----------------

         Share capital                                   14,027,504          14,027,504
         Retained earnings                                7,562,432           8,686,318
         Due from shareholder/comp loss                    (52,149)            (52,149)
                                                   -----------------   -----------------
         Total equity                                    21,537,787          22,661,673
                                                   -----------------   -----------------
         Total liabilities and equity                  $ 90,338,304        $ 91,462,190
                                                   =================   =================

                                           Three months ended June 30, 2004           Six months ended June 30, 2004
                                         -------------------------------------    ---------------------------------------
                                                                 Previously                                Previously
                                              Restated            Reported            Restated              Reported
                                         ------------------    ---------------    -----------------    ------------------

Net Sales                                      $ 7,320,949        $ 7,320,949         $ 14,475,985          $ 14,475,985
Cost of sales                                    3,284,181          3,284,181            7,241,284             7,241,284
                                         ------------------    ---------------    -----------------    ------------------
Gross profit                                     4,036,768          4,036,768            7,234,701             7,234,701
Operating expenses                               1,356,691          1,356,691            2,600,081             2,600,081
                                         ------------------    ---------------    -----------------    ------------------
Income from operations                           2,680,077          2,680,077            4,634,620             4,634,620

Other income (expense)                              10,707            845,244              (3,908)               830,629
                                         ------------------    ---------------    -----------------    ------------------
Income before taxes                              2,690,784          3,525,321            4,630,712             5,465,249
Income tax expense                                 352,410            352,410              352,410               352,410
                                         ------------------    ---------------    -----------------    ------------------

Net income                                     $ 2,338,374        $ 3,172,911          $ 4,278,302           $ 5,112,839
                                         ==================    ===============    =================    ==================

Net Income per share                              $   0.05           $   0.07             $   0.10              $   0.11
                                         ==================    ===============    =================    ==================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                       (UNAUDITED) Expressed in US Dollars


                                               Three months ended March 31, 2005
                                        ----------------------------------------
                                                                      Previously
                                                 Restated              Reported
                                        ------------------    ------------------

Net Sales                                     11,828,663            11,828,663
Cost of sales                                   8,619,484             8,619,484
                                        ------------------    ------------------
Gross profit                                    3,209,179             3,209,179
Operating expenses                              2,392,040             2,397,716
                                        ------------------    ------------------
Income from operations                            817,139               811,463
Other income (expenses)                           620,363               620,363
                                        ------------------    ------------------
Income before taxes                             1,437,502             1,431,826
Income tax expense                                196,746               196,746
                                        ------------------    ------------------

Net income                                      1,240,756             1,235,080
                                        =================     ==================

Net Income per share                         $       0.02        $         0.02
                                        =================     ==================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     The following discusses the Company's financial condition and results of operations for the three and six months ended June 30, 2005 based upon the Company's interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company's audited financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004. Due to the fact that Dragon's acquisition of Oriental Wave Holding Limited ("Oriental Wave") on January 12, 2005 is deemed to be a reverse-take-over transaction, the following discussion reflects the Company's results of operations for the three and six months ended June 30, 2005, including the results of Oriental Wave for the full six months and the results of Dragon's biotech business for the period of January 12, 2005 to June 30, 2005. Comparatively, the results of operations for the three and six months ended June 30, 2004 only reflected the Pharma and Chemical businesses of Oriental Wave.

     Incorporated in Florida, USA and headquartered in Vancouver, B.C., Canada, Dragon, prior to the acquisition of Oriental Wave, was formed for the purpose of developing, marketing and selling biologics such as Erythropoietin ("EPO") in China and international markets outside of China. Through its wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China, Dragon manufactures and sells EPO. Dragon's EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, Dominican Republic, Trinidad-Tobago, Peru, and
Kosovo. In addition, we are preparing to enter the European market upon obtaining product approval of our newly developed EPO products.

     On January 12, 2005, the Company or ("Dragon") completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") in a reverse take over transaction. Oriental Wave, through its wholly owned subsidiary in China, Shanxi Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida"), currently has three production facilities in China: two Chinese State Food and Drug Administration ("SFDA") certified GMP production facilities consisting of a pharmaceutical facility with a capacity of producing 1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year and a chemical plant producing clavulanic acid. In addition, Oriental Wave has a third facility producing 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. As an intermediate, the 7-ACA facility doesn't require GMP certification. Oriental Wave has a total of approximately 306 drug approvals from the SFDA of which about 66, mainly anti-infectious drugs, were actively exploited in China in 2004. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng and Ms. Liu collectively owned 68.35% of Dragon's outstanding shares of common stock at the date of the transaction.

     As a result of the acquisition of Oriental Wave, Dragon has been transformed into a diversified and growth oriented generic pharmaceutical company with three key business units consisting of a Biotech division for biologics products, such as Erythropoietin or EPO, a Chemical division for bulk pharmaceutical chemical and intermediate such as Clavulanic Acid and 7-ACA and a Pharma division for formulated drugs, including prescription and over-the-counter drugs, and sterilized bulk drugs. Through the acquisition, the Company has significantly increased the size of operations and now has four manufacturing facilities in China (three in Datong city and one in Nanjing city), approximately 1,800 employees, with over 1,200 contract sales representatives in China, and approximately 58 key products in 90 different dosages and presentations currently in the market. The Company now operates its three business divisions: a Pharma Division, a Chemical Division, and a Biotech Division, through two indirect wholly-owned subsidiaries in China, Shanxi
Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida") and Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin"). The Company maintains its sales network through 63 sales offices and over 1,200 sales representatives throughout China for Pharma products sales and marketing, while it uses a direct sales model through the in-house sales department to sell Chemical products to other domestic and international pharmaceutical companies. The Company's product development department in China works on R&D of new generic products and regulatory affaires of new products, presentations, and dosages approval, and cooperates with external research institutes and companies to develop new products as well. The Company's headquarters, located in Vancouver, has finance department for financial reporting, SEC compliance, corporate finance and investor relations, international sales department for international sales and marketing, regulatory affairs department for international product approval, and business development department for exploring new business opportunities. The Company also operates a European office on product development of new EPO for European market, Chemical bulk drugs and formulation drugs, technology acquisition, and international sales.

Pharma Division

     Pharma Division's operations are located in Datong Economic and Technology Development Zone, Datong City, Shanxi Province, China. Pharma Division produces chemical generic, mainly anti-infectious, drugs. Pharma Division currently holds approximately 306 product approvals from the Chinese drug approval authority
(SFDA), with which only 52 prescription, Over-the-counter and sterilized bulk products are currently commercialized in China. The Company plans to build a new workshop for the freeze-drying of temperature sensitive pharmaceutical products. (See liquidity section) Among these products is Levofloxacin, a product marketed by the Company whose production is currently outsourced to a third party contract manufacturer. The Pharma Division operates its business strategies to focus on the expansion and development of the Chinese market by managing its product portfolio and selecting potential products for commercialization, strengthen R&D and introduce generic drugs with potential market through cooperation and acquisition, and conduct market research and product development for preparing the launching of OTC product branding strategy.

Chemical Division

     The Chemical Division's operations are located in Datong Gongnong Road, Datong City, Shanxi Province, China. Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic Acid, 7-ACA, and Abamectin for both the Chinese and international markets. In January 2004, the Chemical Division began its operation of a production facility for Clavulanic Acid, and in July 2004, the second production facility of the Chemical Division to produce 7-ACA started its operation. The third production facility for Abamectin with planned 120-ton production capacity is currently under construction and is expected to be completed in the fourth quarter of 2005. One of the key products in Chemical Division is Clavulanic Acid, a drug that combines with antibiotics to fight drug resistance. Dragon is currently the sole commercial producer in China. Two Clavulanic Acid products were approved to export to India and initial quantities of these two products to India has already started in 2004. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 500-ton production capacity of 7-ACA makes Dragon among the main produces in the world. 7-ACA's export to India has already started in 2004. In 2004, Dragon's Chemical Division entered into a 3 year long term supply agreement with Aurobindo Pharma Limited, an Indian pharmaceutical company, to purchase 50% of the products from Chemical Division. The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic Acid downstream bulk products, and to apply for DMF approvals in US and EU to enter into international market.

Biotech Division

     The Biotech Division's operations are currently located in Nanjing City, Jiangsu Province, China. The sole product of the Biotech Division is Erythropoietin or EPO, an injection that stimulates red blood cell, the best selling drug in the world with a market size of US$10 billion in 2004. Dragon's EPO is the generic version of the originator's product. Dragon's Biotech Division develops, manufactures and markets generic biotech products with China (72% of the divisional revenues in 2004) and developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador, Trinidad-Tobago, Dominican Republic and Kosovo. Currently, Dragon's EPO only competes in countries where there is no patent protection. Dragon is in preparation to enter the European market with a new EPO product under development in Austria. The Company is also building a brand new EPO production facility in Datong city, China and will relocate the EPO production from its current facility in Nanjing city. The new EPO production site adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities, is under construction. The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. In the new facility, it is anticipated that the capacity for bulk EPO will be doubled and the capacity for sterile filing will be tripled. The Biotech Division operates its business strategies to increase market share through integration of sales network, to increase the sales in surgical usage as one of the two approved surgical indication suppliers, and to enter into European and other developed countries market with product developed in Europe.

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

     The accompanying management's discussion and analysis of results of operations and financial condition are based upon the Dragon's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

     A summary of significant accounting policies and a description of accounting policies that are considered critical are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 3 to the Dragon's Annual Report on Form 10-KSB for the year ended December 31, 2004. In addition, a description of Recent Accounting Pronouncements is contained in Note 1(T) to the Consolidated Financial Statements contained in this report and in
Note 3(r) to the Consolidated Financial Statements to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

     Sales.

     Sales for the three months period ended June 30, 2005 increased 55% to $11.35 million from $7.32 million for the same period in 2004. $10.50 million or approximately 92% of the sales for the three months period ended June 30, 2005 were generated from the sales of products in the Chinese market, and the remaining $0.85 million or approximately 8% were generated from the sales of products in the international markets. All sales for the three months period ended June 30, 2004 were generated from the sale of products in the Chinese market. In the three months ended June 30, 2005, $5.69 million or approximately 50% of the sales were from the Pharma Division, $4.88 million or 43% of sales were from the Chemical Division, and $0.78 million or 7% of sales were from the Biotech Division. For the same period in 2004, 93% of sales were from the Pharma Division and 7% of sales were from the Chemical Division which commenced operation on January 1, 2004.

     Sales for the six months period ended June 30, 2005 increased 60% to $23.18 million from $14.48 million for the same period in 2004. $20.61 million or approximately 89% of the sales for the six months period ended June 30, 2005 were generated from the sales of products in the Chinese market, and the remaining $2.57 million or approximately 11% were generated from the sales of products in the international markets. All sales for the six months period ended June 30, 2004 were generated from the sale of products in the Chinese market. In the six months period ended June 30, 2005, $11.01 million or approximately 47% of the sales were from the Pharma Division, $10.58 million or 46% of sales were from the Chemical Division, and $1.59 million or 7% of sales were from the Biotech Division. For the same period in 2004, 90% of sales were from the Pharma Division and 10% of sales were from the Chemical Division which commenced operation on January 1, 2004. The increase in sales during the three and six months ended June 30, 2005 as compared to the same period for the prior year was primarily due to increase in sales from the Chemical and Biotech Division.

     Cost of sales for the three months ended June 30, 2005 was $8.17 million compared to $3.28 million for the same period of 2004. The cost of sales is attributed to the production costs of Dragon's pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended June 30, 2005 were $3.18 million and 28% compared to $4.04 million and 55% for the same period of 2004.

     Cost of sales for the six months ended June 30, 2005 was $16.79 million compared to $7.24 million for the same period of 2004. Gross profit and gross margin for the six months ended June 30, 2005 were $6.39 million and 28% compared to $7.23 million and 50% for the same period of 2004. The decrease in gross margin was mainly due to a change in the product mix from the previous year. The Chemical Division, whose facilities were brand new in 2004 and is currently at the ramp up stage of the production which incurs higher production and operation cost, especially depreciation expenses, increased the cost of sales significantly during the three and six months ended June 30, 2005.

Divisional Revenues and Gross Margin Analysis

     The Company's  businesses  are organized  under three  business  divisions:
Pharma Division, Chemical Division and Biotech Division.

Pharma Division

     Pharma Division's revenues for the three months ended June 30, 2005 were $5.69 million, accounting for 50% of the total revenues of the Company. Comparatively, Pharma Division's revenues were $6.79 million for the same period in 2004, contributing 93% of the total revenues of the Company. Pharma Division's revenues for the six months ended June 30, 2005 were $11.01 million, accounting for 47% of the total revenues of the Company. Comparatively, Pharma Division's revenues were $13.09 million for the same period in 2004, contributing 90% of the total revenues of the Company. The lowering of percentage of revenues from the Pharma division to the Company was due to the tremendous growth of the brand new Chemical division achieved during the three and six months ended June 30, 2005. The overall gross margin for the division for the three months ended June 30, 2005 was 42% as compared to 58% for the same period of 2004, and the overall gross margin for the division for the six months ended June 30, 2005 was 45% as compared to 52% for the same period of 2004. The lowering of revenues and gross profit was mainly due to a change in product mix with more new products introduced in the market and the reduction in prices of certain prescription drugs due to increasing competition. The Company introduced a number of new prescription and over-the-counter drugs in the market at a more competitive price initially in order to gain market awareness and market share.

Chemical Division

     Chemical Division's revenues for the three months ended June 30, 2005 were $4.88 million, representing a 814% increase from the revenues of 0.53 million during the same period in 2004. Chemical Division's revenues for the six months ended June 30, 2005 were $10.58 million, representing a 665% increase from the revenues of $1.38 million during the same period in 2004. The increase is due to the introduction of 7-ACA and the expansion of Clavulanic Acid sales outside China. The Chemical division was new in 2004 as only the Clavulanic Acid facility had started production and the sales during the first six months of 2004 were only made to Chinese customers. Since then, the Company started the pilot production of the 7-ACA production facility and the Company has received export permits to sell two Clavulanic Acid products to the Indian market.

     Chemical Division's gross margin for the three and six months ended June 30, 2005 was 4% and 2%, respectively, compared to 23% and 32% for the three and six months ended June 30, 2004, respectively. The gross margin for the division was low as the Company has increased and expanded the infrastructure, and the fixed manufacturing costs associated, but is still in the process of ramping up production to cost efficient levels. The initial Chemical Division production in 2004 was limited to Clavulanic Acid and was produced with older, smaller scale production infrastructure. The Company constructed the new production infrastructure (power, steam, purified water supply and water treatment) during 2004 as the old production infrastructure was insufficient to produce the amount of Clavulanic Acid and 7-ACA desired. The new facilities have greatly increased production capacity but also have significantly higher fixed costs in the form of depreciation cost ($1.06 million and $0.36 million for the three months ended June 30, 2005 and 2004, respectively and $2.17 million and $0.60 million for the six months ended June 30, 2005 and 2004, respectively) of the new facilities constructed and overhead of the utilities costs to power the new facilities. These fixed costs represent more than a third of the cost of sales at the current production levels but are expected to fall significantly, on a percentage basis, when the anticipated production levels are achieved.

     Subsequent to the quarter end, the Company has increased the production of 7-ACA from approximately 30% to 80% of the full production capacity which will increase the sales of the Chemical Division.

Biotech Division

     Biotech Division's revenues for the three and six months ended June 30, 2005 were $0.78 million and $1.59 million, respectively, representing 7% of the Company's revenues for these periods. Gross margin for the three and six months ended June 30, 2005 was at 75% and 79%, respectively. The acquisition of Oriental Wave by Dragon completed on January 12, 2005 was accounted for as a reverse-take-over transaction. As a result, only revenues from the Biotech Division from January 12, 2005 to June 30, 2005 were included in the Company's revenues for the first six months of 2005 and no revenues from the Biotech Division were included in the 2004 financials.

     On a pro-forma basis (assuming the reverse-take-over had occurred at the beginning of the year), for the three and six months ended June 30, 2005, Biotech Division's revenues were $0.78 million and $1.73 million, respectively, representing a 14% and 3% decrease, respectively, from the same period of 2004. The decrease in total sales for the three months ended June 30, 2005 mainly came from the decrease in international sales outside of China. However, the international sales outside of China for the six month ended June 30, 2005 was about the same as the same period of 2004, while the 3% decrease in total sales for the six month ended June 30, 2005 was due to the decrease in China sales compared to the same period of 2004.

     Biotech Division's pro-forma gross margin for the three months ended June 30, 2005 was 75% compared to 79% for the same period of 2004. The decrease in international sales at higher gross margin contributes to the decrease of gross margin for the three months ended June 30, 2005. For the six months ended June 30, 2005, Biotech Division's pro-forma gross margin was 79% compared to 75% for the same period of 2004. The improvement of the gross margin for the six months ended June 30, 2005 was due to a combination of a larger percentage of sales to overseas customers at a higher margin than the Chinese sales during the period and no provision for inventory obsolescence as was recorded in the comparative period.

     Other Income / Expense During the three months ended June 30, 2005, the Company recognized other expense of $0.29 million, consisting mainly of interest expense of $0.32 million, compared to other income of $0.01 million for the same period of 2004.

     During the six months ended June 30, 2005, the Company recognized $0.33 million of other income. This amount primarily consisted of $0.89 million from funds released by a Chinese Government Liquidator related to Datong Pharmaceutical, which was offset in part by interest expense of $0.56 million. The other expense for the six months ended June 30, 2004 was minimal.

     Expenses. Total operating expenses were $2.77 million for the three months ended June 30, 2005. The major category of operating expenses was General and Administration expenses of $1.21 million, Selling expense of $1.29 million, and Depreciation and Amortization expenses of 0.28 million. Total operating expenses were $1.36 million for the three months ended June 30, 2004. The major category of operating expenses was General and Administration expenses of $0.17 million, Selling expense of $1.11 million, and Depreciation and Amortization expenses of
0.08 million. During the three months ended June 30, 2005, the General and Administration expenses included $0.48 million for salaries, compensation and benefits, $0.16 million for travel and entertainment expenses and $0.11 million for rent compared to $0.02million for salaries, compensation and benefits and $0.07 million for travel and entertainment expenses, and $0.01million for rent for the same period of 2004.

     Total operating expenses were $5.16 million for the six months ended June 30, 2005. The major category of operating expenses was General and Administration expenses of $2.21 million, Selling expense of $2.43 million, and Depreciation and Amortization expenses of $0.52 million. Total operating expenses were $2.60 million for the six months ended June 30, 2004. The major category of operating expenses was General and Administration expenses of $0.59 million, Selling expense of $1.92 million, and Depreciation and Amortization expenses of 0.09 million. During the six months ended June 30, 2005, the General and Administration expenses included $1.07 million for salaries, compensation and benefits, $0.35 million for travel and entertainment expenses and $0.2 million for rent compared to $0.12 million for salaries, compensation and benefits and $0.17 million for travel and entertainment expenses, and $0.03 million for rent for the same period of 2004.

     The increase in operating expenses of $1.41 million and $256 million, respectively, for the three and six months ended June 30, 2005 as compared to the same period for the prior year reflects the increased overhead related to the operations of both the Pharma and Chemical Divisions in 2005 (compared to just the Pharma Division and one of the two facilities of the Chemical Division in 2004) and the addition of the Biotech operations and the head office in Vancouver. In addition, depreciation and amortization expense increased during the three and six months ended June 30, 2005 due to the increase in fixed assets of the Chemical Division in 2005.

     Net Income. Dragon had a net loss of $0.003 million for the three months ended June 30, 2005 compared to a net income of $2.34 million for the same period in 2004. For the six months ended June 30, 2005, Dragon had a net income of $1.24 million compared to $4.28 million for the same period in 2004.

     Basic Net Income Per Share. Dragon's net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the three and six months ended June 30, 2005 was $0.00 and $0.02 per share, respectively, and for the three and six months ended June 30, 2004 was $0.05 and $0.10 per share, respectively. The weighted average number of shares outstanding during three and six months ended June 30, 2005 was 62,878,004 and 61,659,706, respectively, and was 44,502,004 shares during three and six months ended June 30, 2004. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

     Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) allocations to the statutory common reserve fund; iii)allocations to the statutory common welfare fund; and
iv) allocations to a discretionary common reserve fund if approved by the shareholders. Under current regulation, the minimum and maximum aggregate allocations to the statutory funds are 15% and 20%, respectively, of our net income determined in accordance with PRC accounting rules. However, once the aggregated amount of statutory common reserve fund equals 50% of the Company's registered capital, no further contributions to the fund need to be made. As at June 30, 2005, the Company's statutory common reserve fund is $10.69 million, 44% of the Company's registered capital.

Liquidity and Capital Resources

     As of June 30, 2005, Dragon had current liabilities of $31.03 million and current assets of $28.41 million, including cash balance of $1.36 million and accounts receivables of $8.70 million. Its working capital deficiency is mainly due to the additional bank loan and payables incurred to finance its working capital requirement for the Chemical Division and investment in the new EPO workshop and Freeze-dry workshop.

     As of June 30, 2005, Dragon had current liabilities of $31,029,733 as follows:


        Accounts Payable                                                                      $4,583,421
        Accrued Retirement Benefits - current potion                                             $95,327
        Other Payables and Accrued Expenses                                                  $18,613,368
        Due to Related Companies                                                                $892,206
        Notes Payable-Short Term:
        Note payable to a bank, interest rate of 6.372% per annum,
                due June 2005                                                     $420,290
        Note payable to a bank, interest rate of 6.372% per annum,
                due June 2005                                                     $386,473
        Note payable to a bank, interest rate of 8.874% per annum,
                due July 2005                                                     $603,865
        Note payable to a bank, interest rate of 6.138% per annum,
                due November 2005                                               $3,623,188
        Note payable to a bank, interest rate of 6.039% per annum,
                due April 2006                                                  $1,811,594
        Notes Payable - Short Term Subtotal                                                   $6,845,410
        Total Current Liabilities                                                            $31,029,732

     The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division.

     As of June 30, 2005, Dragon had outstanding short-term notes (less than one year term) totaling $6.85 million. After $0.60 million originally due in July 2005 was renewed and extended for three months to October 2005, with a further $0.81 million originally due in June 2005 in the process of renewing, Dragon believes that it will be successful in the renegotiating other notes due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the notes were originally entered into. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division.

Long-term Liabilities:

     At June 30, 2005, Dragon had long-term liabilities of $35,392,050 as follows:

        Long-term accounts payable                                                        $21,712,222
        Long-term retirement benefits                                                        $720,891
        Note Payable - Long Term
        Note payable to a bank, interest rate of 5.76% per
                annum, due November 2006                                 $6,316,426
        Note payable to a bank, interest rate of 6.039% per
                annum, due April 2007                                    $6,642,512
        Note Payable - Long Term                                                          $12,958,938
        Total Long-term Liabilities                                                       $35,392,051

     As of June 30, 2005, the Company had long-term retirement benefits of $0.72million, which was incurred in July 2003 when Shanxi Weiqida acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees during July 2003. The Company is required to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8.90 million, which approximated the appraised value of the land. As of June 30, 2005, Shanxi Weiqida had employed 633 former employees, and 255 former employees have retired. Shanxi Weiqida has calculated the related asset value by computing the net present value of the future expected payments to the remaining approximately 160 employees assuming an interest rate of 3%. As of June 30, 2005, approximately 160 former employees of Datong Pharmaceutical remained as the obligation of Dragon.

     Dragon had long-term notes payables (one to two years) totaling approximately $12.96 million of which $6.32 million which will be due November 2006 and $6.64 million due April 2007, in addition to long-term account payables of $21.71 million which will become due in 2006.

     During the six months ended June 30, 2005, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans. The Company had anticipated that it would increase its production level through an equity financing. However, as discussed below, the anticipated financing has taken longer than expected. As a result, Dragon was not able to increase its production level as quickly as anticipated. However, during July 2005, Dragon was able to increase its production level of 7-ACA, one of the key products of the Chemical Division, from 30% to 80% and believes that its sales of the Chemical Division will increase. In addition, certain vendors of Shanxi Weiqida have indicated that they intend to convert their receivables into Dragon common stock. Finally, in August 2005, Dragon received verbal approval of an approximately $3.6 million loan subject to completion of loan agreements. Dragon intends to seek additional equity to improve its financial position.

     Further, as previously announced, Dragon intended to seek up to $25 million through the sale of it equity securities to accredited investors on a private basis. Dragon has engaged an investment bank in the U.S. to raise capital through the sale of its equity securities which would enhance Dragon's financial position. The process to raise additional capital has taken longer than anticipated. However, Dragon is in discussions with certain institutional investors who may be interested in investing in Dragon. No assurance can be given that Dragon will be able to raise additional capital through the sale of its equity securities The Company has taken steps to improve its negative working capital and liquidity position and believes that it will be successful. However, no assurance can be given that Dragon will be successful in completing its plan. In the event the Company is not successful in improving its negative working capital and liquidity position, the Company may required to reduce its operations or take other alternatives. Accordingly, Dragon's business and operations will be adversely affected.

Restatement

     As a result of a review of its accounting policies and applicable accounting pronouncements, the Company has concluded that the reduction of a future retirement benefit obligation related to the acquisition of a land use right from a former state-owned enterprise in China by Oriental Wave Holding Limited ("Oriental Wave") in July 2003, should have been accounted for as a reduction to the recorded cost of the land use right instead of as a non-operating gain from extinguishment of debt, as previously disclosed in Oriental Wave's 2004 financial statements. As a result, Oriental Wave's 2004 financial statements have been restated to reflect such change in accounting treatment.

     The reduction of the future retirement benefit obligation during 2004, totaling $1,135,238 million, which was recognized as a non-operating gain, has been recorded as a reduction to the cost of the land use right resulting in a reduction of depreciation of expense of $11,352 during 2004. The Land Use Rights have been further reduced by $28,149 during the period ended June 30, 2005 and, on a going forward basis, any similar reduction of the retirement benefit obligation will be treated as a reduction to the recorded cost of the land use right.

     Since Oriental Wave's 2004 financial results became the opening balance of Dragon's 2005 financials due to the reverse merger in January 2005, the Company has also restated its financial statements for the three months ended March 31, 2005 to reflect the impact from the restatement of Oriental Wave's 2004 financial statements. As a result of this restatement, Dragon's net income for the three months ended March 31, 2005 increased by $5,676 to $1,240,756, and total assets decreased by $1.12 million to $96.15 million at March 31, 2005, equivalent to 1.15% of total assets prior to the restatement. Earnings per share of $0.02 did not change for the three months ended March 31, 2005.

     The restatement involved the accounting treatment of a non-cash transaction during the year ended December 31, 2004 and the three months ended March 31, 2005. The restatement did not have an effect on the cash flow or liabilities of the Company. As a result of the restatement, future amortization expense with respect to the land use right will decrease accordingly over the 50 year amortization period.

Item 3.  Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our second fiscal quarter pursuant to Exchange Act Rule 13a-15(b)), and concluded that Dragon's disclosure controls and procedures are effective to ensure that information required to be disclosed in Dragon's reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including Dragon's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that Dragon's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Dragon within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

               Exhibit No.

               31.1 Certification by the Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act.

               31.2 Certification by the Principal  Accounting  Officer Pursuant
                    to Section 302 of the Sarbanes-Oxley Act.

               32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

          (b)  Reports on Form 8-K:

               (1) Form 8-K for July 18, 2005 announcing the change of auditors.

               (2)  Form 8-K for May 19, 2005 announcing first quarter results.

               (3) Form 8-K for April 8, 18, 2005 announcing a business update and pro-forma financial data.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DRAGON PHARMACEUTICAL INC.
                                           (registrant)


Date:  September 21, 2005                  /s/ Yanlin Han
                                           ---------------------------
                                           Yanlin Han
                                           Chief Executive Officer



Dated:  September 21, 2005                 /s/ Garry Wong
                                           ---------------------------
                                           Garry Wong
                                           Chief Financial Officer