Form 10QSB/A
period 2005-03-31
DRAGON PHARMACEUTICAL INC
filed 2005-09-27
CIK 1075206

U.S. Securities and Exchange
                        Commission Washington, D.C. 20549

                           Form 10-QSB/Amendment No. 1

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

Explanatory Note. Dragon Pharmaceutical is filing this amendment no.1 to its quarterly report for the quarter ended March 31, 2005 to restate Oriental Wave Holding Limited's financial statements for the year ended December 31, 2004 and Dragon's financial statements for the quarterly period ended March 31, 2005. After review of its accounting policies and applicable accounting pronouncements, Dragon believes that the reduction of a future retirement benefit obligation related to the acquisition of a land use right from an unrelated former state-owned enterprise in China by Oriental Wave in July 2003, should have been accounted for as a reduction to the recorded cost of the land use right instead of as a non-operating gain from extinguishment of debt, as previously disclosed in Oriental Wave's 2004 financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statement


                           DRAGON PHARMACEUTICAL INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004



                                    CONTENTS


PAGE     3          CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 (UNAUDITED)
                    AND DECEMBER 31, 2004

PAGE     4          CONSOLIDATED  STATEMENTS  OF  OPERATIONS  AND  COMPREHENSIVE
                    INCOME FOR THE THREE  MONTHS  ENDED  MARCH 31, 2005 AND 2004
                    (UNAUDITED)

PAGE     5          CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR THE
                    PERIODS  ENDED MARCH 31, 2005  (UNAUDITED)  AND DECEMBER 31,
                    2004

PAGE     6          CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE THREE MONTHS
                    ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

PAGES 7 TO 25       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


                                                    ASSETS
                                                    ------
                                                                                                   RESTATED              RESTATED
                                                                                                    (NOTE 18)            (NOTE 18)
                                                                                                 March 31, 2005         December 31,
                                                                               Note                (Unaudited)              2004
                                                                             ----------       ------------------      --------------
CURRENT ASSETS
    Cash and cash equivalents                                                              $          1,785,238    $        910,425
    Accounts receivable, net of allowances                                       2                    8,770,244           6,675,298
    Inventories, net                                                             3                   16,585,898          16,623,906
    Value added tax receivable                                                                                -             162,443
    Prepaid expenses                                                                                  1,154,013             911,228
                                                                                              ------------------      --------------
    Total Current Assets                                                                             28,295,393          25,283,300
                                                                                              ------------------      --------------

PROPERTY AND EQUIPMENT, NET                                                      4                   62,765,232          62,396,316

OTHER ASSETS
    Intangible assets, net                                                       6                    2,650,693             432,769
    Other receivables                                                                                 2,428,564           2,213,842
    Investments -cost                                                                                    12,077              12,077
                                                                                              ------------------      --------------
    Total Other Assets                                                                                5,091,334           2,658,688
                                                                                              ------------------      --------------
TOTAL ASSETS                                                                               $         96,151,959    $     90,338,304
------------                                                                                 ==================       ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                       $          4,766,797    $      3,047,485
    Accrued retirement benefits                                                  7                      114,432             114,432
    Other payables and accrued liabilities                                       8                   17,117,072          17,705,163
    Notes payable - short-term                                                   9                    5,033,816          12,884,057
    Due to related companies                                                    11                      627,889           4,660,984
                                                                                              ------------------      --------------
    Total Current Liabilities                                                                        27,660,006          38,412,121
                                                                                              ------------------      --------------
LONG-TERM LIABILITIES
    Long term accounts payable                                                  10                   21,904,603          21,873,147
    Long term retirement benefits                                                7                      841,713             870,321
    Notes payable - long-term                                                    9                   14,770,532           6,316,426
    Due to related companies                                                    11                            -           1,328,502
                                                                                              ------------------      --------------
    Total Long-Term Liabilities                                                                      37,516,848          30,388,396
                                                                                              ------------------      --------------

TOTAL LIABILITIES                                                                                    65,176,854          68,800,517
                                                                                              ------------------      --------------

COMMITMENTS AND CONTINGENCIES                                                                                                     -

STOCKHOLDERS' EQUITY
  Authorized: 200,000,000 common shares at par value of $0.001 each
  Issued and outstanding: 62,878,004 (December 31, 2004: 44,502,004)
  common shares                                                                                          62,878              44,502
  Additional paid-in capital                                                                         22,138,830          13,983,002
  Retained earnings
    Unappropriated                                                                                    1,240,756                  -
    Appropriated                                                                                      7,562,432           7,562,432
  Due from stockholder                                                                                 (29,791)             (52,149)
                                                                                              ------------------      --------------
       Total Stockholders' Equity                                                                    30,975,105          21,537,787
                                                                                              ------------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $         96,151,959    $     90,338,304
------------------------------------------                                                    ==================      ==============

                The accompanying notes are an integral part of these consolidated financial statements.


                                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE INCOME
                         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)



                                                                                             RESTATED
                                                                                             (NOTE 18)
                                                                                                2005                        2004
                                                                          Note              (Unaudited)                 (Unaudited)
                                                                       ----------       --------------------      ------------------

NET SALES                                                                 12         $           11,828,663    $          7,155,036

COST OF SALES                                                                                     8,619,484               3,957,103
                                                                                        --------------------      ------------------
GROSS PROFIT                                                                                      3,209,179               3,197,933
                                                                                        --------------------      ------------------

OPERATING EXPENSES
  Selling expense                                                                                 1,143,967                 808,902
  General and administrative expenses                                                             1,004,141                 422,030
  Depreciation and amortization                                                                     243,932                  12,458
                                                                                        --------------------      ------------------
  Total Operating Expenses                                                                        2,392,040               1,243,390
                                                                                        --------------------      ------------------

INCOME FROM OPERATIONS                                                                              817,139               1,954,543

OTHER INCOME (EXPENSE)
  Interest expense                                                                                (241,051)                 (14,615)
  Other income                                                                                       11,084                      -
  Funds Released by Chinese Government Liquidator                         13                        885,864                      -
  Other expense                                                                                    (35,534)                      -
                                                                                        --------------------      ------------------
       Total Other Income                                                                           620,363                 (14,615)
                                                                                        --------------------      ------------------
INCOME FROM OPERATIONS BEFORE TAXES                                                               1,437,502               1,939,928

INCOME TAX EXPENSE                                                       1(M)                     (196,746)                     -
                                                                                        --------------------      ------------------
NET INCOME                                                                                        1,240,756               1,939,928

OTHER COMPREHENSIVE INCOME
  Foreign currency translation loss                                                                       -                     -
                                                                                        --------------------      ------------------

COMPREHENSIVE INCOME                                                                 $            1,240,756    $          1,939,928
                                                                                        ====================      ==================
Net income per share - basic and diluted                                             $                 0.02    $               0.04
                                                                                        ====================      ==================
Weighted average number of shares outstanding during the period -
basic and diluted                                                                                60,427,871              44,502,004
                                                                                        ====================      ==================

                       The accompanying notes are an integral part of these consolidated financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIODS ENDED MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004



                                                                                 RESTATED       RESTATED
                                                                                 (NOTE 18)     (NOTE 18)
                                                               Additional     Unappropriated  Appropriated                RESTATED
                                          Common Stock           Paid-In        Retained        Retained     Due From    (NOTE 18)
                                      Shares        Amount       Capital         Earnings       Earnings    Stockholder    Total
                                    ----------    ---------   ------------    ------------    ------------  ----------- ------------
Balance, December 31, 2003,
adjusted for the effect of
recapitalization of reverse
acquisition (Note 5(B))             44,502,004    $ 44,502    $  7,841,363    $  6,054,864    $ 1,286,784   $ (228,148)  $14,999,365

Registered capital appropriation             -           -       6,141,639      (6,141,639)             -            -             -

Notes receivable - stockholders              -           -               -               -              -      175,999       175,999

Net income for the year ended
 December 31, 2004                           -           -               -       6,362,423              -            -     6,362,423

Transfer to retained earnings for
 appropriated statutory and staff
 welfare reserves                            -           -               -      (6,275,648)     6,275,648            -             -
                                    -----------   ---------   ------------    -------------   ------------  -----------  -----------

Balance, December 31, 2004           44,502,004   $ 44,502      13,983,002               -      7,562,432      (52,149)   21,537,787

Reverse acquisition  (Note 5(B))     18,376,000     18,376       5,740,370               -              -             -    5,758,746

Related party debt forgiveness                -          -       2,415,458               -              -             -    2,415,458

Notes receivable - stockholders               -          -               -               -              -        22,358       22,358

Net income for the three months
 ended March 31, 2005                         -          -               -       1,240,756              -            -     1,240,756
                                    -----------   ---------     ----------    -------------   -----------    ----------  -----------
Balance, March 31, 2005 (Unaudited)  62,878,004   $ 62,878     $22,138,830    $  1,240,756    $7,562,432     $(29,791)  $ 30,975,105
                                    ===========   =========    ===========    =============   ===========    ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.




                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)



                                                                                  RESTATED
                                                                                  (NOTE 18)
                                                                                    2005             2004
                                                                                -------------    -------------
ASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $  1,240,756     $ 1,939,928
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                 1,410,985         377,881
     Allowance for doubtful accounts                                                  12,610         182,500
     Provision for excess and obsolete inventories                                   476,583               -
     Funds Released by Chinese Government Liquidator (note 13)                      (745,828)              -
   Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 5(B)), (increase) decrease in:
     Accounts receivable                                                            (725,437)     (1,493,528)
     Inventories                                                                     146,990        (368,914)
     Value added tax receivable                                                      162,443               -
     Prepaid expenses                                                               (142,364)        (16,363)
     Other assets                                                                   (214,722)              -
     Deposits                                                                              -       1,166,953
   Increase (decrease) in:
     Accounts payable                                                                 90,780       8,290,203
     Other payables and accrued expenses                                             160,585      (3,942,683)
                                                                                --------------   -------------

        Net Cash Provided By (Used In) Operating Activities                        1,873,381       6,135,977
                                                                                --------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (782,134)    (13,148,687)
   Cash acquired in connection with reverse acquisition  (Note 5(B))               2,103,481               -
                                                                                --------------   -------------
     Net Cash Provided By (Used In) Investing Activities                           1,321,347     (13,148,687)
                                                                                --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                       603,865       7,246,378
   Due to related companies                                                       (2,946,138)       (289,914)
   Due from stockholder                                                               22,358         228,148
                                                                                --------------   -------------
     Net Cash Provided By (Used In)  Financing Activities                         (2,319,915)      7,184,612
                                                                                --------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            874,813         171,902
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     910,425         515,791
                                                                                --------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  1,785,238     $   687,693
                                                                                ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest expense                                $    245,373     $    14,615
                                                                                ==============   =============
Cash paid during the period for income taxes                                    $    166,495     $         -
                                                                                ==============   =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During March 2005, $2,415,459 of loans payable to an entity related to a director of the Company was converted into equity of the Company.


The accompanying notes are an integral part of these consolidated financial statements.

                                       6

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

NOTE 2 ACCOUNTS RECEIVABLE

     Accounts receivable at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                March 31, 2005    December 31,
                                                  (Unaudited)         2004
                                                --------------    ------------

       Trade and other receivables              $  9,208,581      $  6,799,872
       Less: allowance for doubtful accounts         438,337           124,574
                                                --------------    ------------
       Accounts receivable, net                 $  8,770,244      $  6,675,298
                                                ==============    ============

     For the periods ended March 31, 2005 and 2004, the Company recorded an allowance for doubtful accounts of $12,610 and $182,500, respectively, in the Consolidated Statement of Operations.

NOTE 3  INVENTORIES

     Inventories at March 31, 2005 (unaudited) and December 31, 2004 consisted of the following:

                                                   March 31, 2005  December 31,
                                                     (Unaudited)        2004
                                                   --------------  ------------
     Raw materials                                 $  4,064,998    $  4,287,604
     Work-in-progress                                10,855,610      10,994,088
     Finished goods                                   2,720,670       2,302,073
                                                    --------------  ------------
                                                     17,641,278      17,583,765
     Less: provision for obsolescence and impairment  1,055,380         959,859
                                                   --------------  ------------
                                                   $ 16,585,898    $ 16,623,906
                                                   ==============  ============

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

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

NOTE 4  PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at March 31, 2005 (unaudited) and December 31, 2004:

                                                        March 31, 2005 (Unaudited) RESTATED (NOTE 18)
                                                  ---------------------------------------------------------
                                                                        Accumulated            Net Book
                                                       Cost             Depreciation            Value
                                                  ---------------     -----------------     ---------------
     Plant and equipment                       $      42,770,616   $         4,384,223   $      38,386,393
     Land and buildings                               18,556,072               458,634          18,097,438
     Motor vehicles                                      737,560               164,687             572,873
     Furniture and office equipment                    2,942,351               819,419           2,122,932
     Leasehold improvements                            1,083,653             1,028,137              55,516
     Idle equipment                                      555,339               455,339             100,000
     Construction in progress                          3,430,080                     -           3,430,080
                                                  ---------------     -----------------     ---------------

                                               $      70,075,671   $         7,310,439   $      62,765,232
                                                  ===============     =================     ===============

                                                            December 31, 2004 RESTATED (NOTE 18)
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
                                                  ===============     =================     ===============

     Depreciation expense for periods ended the March 31, 2005 and 2004 was $1,280,960 and $362,785 respectively.


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

     The cost of Land Use Rights as at March 31, 2005 and December 31, 2004 is as follows:

                                                        RESTATED      RESTATED
                                                        (NOTE 18)     (NOTE 18)
                                                        March 31,      December
                                                          2005         31, 2004
                                                     --------------  -----------


     Original Cost recorded                           $   3,332,907  $ 3,332,907
     Less: reduction of future accrued retirement
     benefit                                              1,135,238    1,135,238
                                                     --------------  -----------
     Cost of Land Use Rights                          $   2,197,669  $ 2,197,669
                                                     ==============  ===========

     The Company intends to reduce the Land Use Rights should the future payments be further reduced due to additional former employees being rehired.

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

     The net assets acquired were:

     Cash and short term securities                 $       2,103,481
     Accounts receivable                                    1,382,119
     Inventories                                              585,565
     Prepaid and deposits                                     100,421
                                                     -----------------
     Total Current Assets                                   4,171,586
     Fixed Assets                                             867,742
     Intangible and other assets, net                       2,349,222
                                                     -----------------
                           Total Assets                     7,388,550

      Less accounts payables and accrued liabilities       (1,629,804)
                                                     ------------------
      Net assets acquired                           $       5,758,746
                                                     =================

     A summarized statement of operations for the Company for the twelve days ended January 12, 2005 is as follows:


     Sales                                          $        145,435
                                                     -----------------
     Gross Profit                                            109,059
                                                     -----------------
     Total operating expenses                                166,881
                                                     -----------------
     Loss for the period                            $        (57,822)
                                                     =================

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

     Intangible assets consist of the following as of March 31, 2005 and December 31, 2004:

                                         March 31,
                                           2005           December 31,
                                       (Unaudited)           2004
                                      -------------      -------------
     Licenses                         $   2,951,814       $   603,865
     Less: accumulated amortization         301,121           171,096
                                      -------------      -------------
                                      $   2,650,693       $   432,769
                                      =============      =============

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

NOTE 7  ACCRUED RETIREMENT BENEFITS

     During July 2003, the Company acquired land use rights and buildings from a government liquidator. The present value of accrued expected retirement benefits related to the land costs is recorded at March 31, 2005 and December 31, 2004 as follows:

                                                                              March 31, 2005        December 31, 2004
                                                                               (Unaudited)
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
                                                                             =================      ===================

     Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Notes 5(A) and 14).

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

     Other payables and accrued liabilities at March 31, 2005 and December 31, 2004 consist of the following:

                                               March 31,
                                                  2005              December 31,
                                               (Unaudited)               2004
                                            -----------------   ----------------
     Machinery and equipment payable        $   6,023,275       $    7,050,243
     Accrued expenses                           6,595,401            6,360,198
     Value added tax payables                     280,805                    -
     Income taxes payable                         196,746              166,495
     Other taxes payable                          109,994              121,054
     Deposits received from customers           3,910,851            4,007,173
                                            ---------------     ----------------
                                            $  17,117,072       $   17,705,163
                                            ===============     ================

NOTE 9  NOTES PAYABLE

     Balance at March 31, 2005 and December 31, 2004:

                                                                           March 31,
                                                                             2005              December 31,
                                                                           (Unaudited)           2004
                                                                         -----------------   --------------
     Note  payable  to a  bank,  interest  rate of  6.372%  per          $     420,290        $   420,290
        annum, guaranteed by a third party, due June 2005

     Note  payable  to a  bank,  interest  rate of  6.372%  per
        annum, guaranteed by a third party, due June 2005                      386,473            386,473

     Note  payable  to a  bank,  interest  rate of  8.874%  per
        annum, guaranteed by a third party, due July 2005                      603,865                  -

     Note  payable  to a  bank,  interest  rate of  6.138%  per
        annum, guaranteed by a third party, due November 2005                3,623,188          3,623,188


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


     Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets, due
        April 2005                                                                      -                 8,454,106

     Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets, due
        April 2006                                                              1,811,594                          -

     Note payable to a bank,  interest rate of 5.76% per annum,
        guaranteed by a third party, due November 2006                          6,316,426                  6,316,426

     Note payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets, due
        April 2007                                                              6,642,512                          -

                                                                         -----------------       --------------------
                                                                               19,804,348                19,200,483
     Less current maturities                                                    5,033,816                12,884,057
                                                                         -----------------       --------------------
                                                                         $     14,770,532        $        6,316,426
                                                                         =================       ====================
     Maturities are as follows:

                                 Fiscal year ended December 31,
                                              2005                                               $        5,033,816
                                              2006                                                        8,128,020
                                              2007                                                        6,642,512
                                                                                                 -------------------
                                                                                                $       19,804,348
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
                                                                       ===================     ====================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

NOTE 11           DUE TO RELATED PARTIES

     The amounts due to related party at March 31, 2005 and December 31, 2004 are unsecured and non-interest bearing:


                                                                          March 31, 2005               December 31,
                                                                           (Unaudited)                     2004
                                                                         -----------------       -------------------

     Due to a company owned by a stockholder and director due
        March 2006                                                      $         402,199        $        1,328,502

     Due to a company owned by a  stockholder  and director due
        March 2006                                                                225,690                 4,660,984
                                                                         -----------------       -------------------
                                                                                  627,889                5,989,486
     Less: current maturities                                                     627,899                4,660,984
                                                                         -----------------       -------------------
                                                                         $               -       $       1,328,502
                                                                         =================       ===================

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

                                                     Chemical             Pharma             Biotech
                                                     Division            Division           Division              Total
                                                  ---------------     ---------------     --------------     ----------------
     2005
     Three months ended March 31, 2005 (Unaudited)
     Sales                                         $    5,704,033     $   5,320,771       $    803,859       $   11,828,663
     Gross profit                                          34,425         2,508,222            666,532            3,209,179
     Depreciation and amortization
     (RESTATED - NOTE 18)                               1,057,587           153,804            199,594            1,410,985


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004


     As of March 31, 2005 (Unaudited)
     Total assets (RESTATED - NOTE 18)                 66,103,360        23,962,434          6,086,165           96,151,959
     Additions to long-lived assets                       757,262            18,452              6,420              782,134
     Intangible assets                                          -           417,672          2,233,021            2,650,693

     2004
     Three months ended March 31, 2004
     Sales                                          $     849,785     $   6,305,251       $          -       $    7,155,036
     Gross profit                                         328,173         2,869,760                  -            3,197,933
     Depreciation and amortization                        234,781           143,100                  -              377,881

     As of December 31, 2004
     Total assets (RESTATED - NOTE 18)                 66,726,390        23,611,914                  -           90,338,304
     Additions to long-lived assets                    27,295,156           852,773                  -           28,147,929
     Intangible assets                                          -           432,769                  -              432,769


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

     (E) Operating Leases

     The Company has entered into operating lease agreements with respect to Huaxin's production plant in Nanjing, China for an amount of RMB 2,700,000 (US$326,217) per annum until June 11, 2009 and the Company's administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$230,000 (US$127,000 to US$146,000) per annum until March 31, 2007. The

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

     Company decided to close the facility in Nanjing, effective July 31, 2005, and build a new facility in Datong, China at the site of the manufacturing facilities of Oriental Wave. The Company has renegotiated the termination of its lease, without penalty, though the Company may be required to pay up to approximately RMB 600,000 ($72,500) relating to severance and benefit costs associated with the closure. Minimum payments required under the agreements are as follows:

                 2005                              $ 247,989
                 2006                                189,964
                 2007                                 47,844
        --------------------------------------------------------
                 Total                              $485,797
        ========================================================

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

     The following summarizes stock option information for the period ended March 31, 2005:


     ---------------------------------------------------------- ------------------------ -------------------------
                                                                                              Weighted Average
                                                                          Shares               Exercise Price
     ---------------------------------------------------------- ------------------------ -------------------------

     Options outstanding at December 31, 2003                          2,599,000                  $   2.04
     Forfeited                                                         (705,000)                  $   1.57
     Exercised                                                         (145,000)                  $   0.50
     ---------------------------------------------------------- ------------------------ -------------------------

     Options outstanding at December 31, 2004                          1,749,000                  $   2.36
     Granted                                                           2,260,000                  $   1.18
     Forfeited                                                         (881,000)                  $   2.93
     ---------------------------------------------------------- ------------------------ -------------------------
     Options outstanding at March 31, 2005                             3,128,000                  $   1.35
     ========================================================== ======================== =========================


                       Options Outstanding                                 Options Exercisable
     ------------------------------------------------------------------- ----------------------------------
                                      Weighted
                                      Average         Weighted                           Weighted
     Range of                        Remaining         Average                           Average
     Exercise         Number        Contractual       Exercise           Number          Exercise
      Prices        Outstanding         Life            Price          Exercisable        Price
     ------------------------------------------------------------------- ----------------------------------
     $0.01 - $1.00        350,000        3.01          $ 0.68            325,000          $ 0.68

     $1.01 - $2.00       2,478000        4.55          $ 1.23          1,678,000          $ 1.25

     $3.01 - $4.00        300,000        0.62          $ 3.13            300,000          $ 3.13
                        ----------     --------       -------          ---------          ------
                        3,128,000        4.00          $ 1.35          2,303,000          $ 1.41
                        ==========     ========       ==========       =========          ======

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

     Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net income:

     ------------------------------------------ --------------- ----------------
                                                      2005            2004
     ------------------------------------------ --------------- ----------------
     Net income for the period:
         - as reported                              $1,240,756       $1,939,928
         - pro-forma                                  $163,375       $1,939,928
     ------------------------------------------ ---------------- ---------------
     Basic and diluted income per share:
         - as reported                                   $0.02            $0.04
         - pro-forma                                     $0.00            $0.04
     ------------------------------------------ ----------------- --------------

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

NOTE 18  RESTATEMENT

     Oriental Wave determined that the extinguishment of the Accrued Retirement Benefit that occurred in 2004 should have been accounted for as a reduction of the Land Use Rights acquired by $1,135,238 rather than as a gain as previously recorded. The Company has restated the financial statements to correct for this treatment as though the error was corrected as of June 30, 2004, for all reductions in the Accrued Retirement Benefits that occurred throughout 2004, as if they were known of at that time.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

     This reduction in Land Use Rights also resulted in a reduction of the depreciation expense in subsequent periods and will do so in the future. The changes to the financial statements are as follows:

                                                  As at March 31, 2005                     As at December 31, 2004
                                          --------------------------------------    -------------------------------------
                                                                   Previously                               Previously
                                                Restated             Reported             Restated            Reported
                                          -----------------    -----------------    -----------------    ----------------
      Current assets                         $28,295,393          $28,295,393          $25,283,300         $25,283,300
      Property and equipment                  62,765,232           63,883,442           62,396,316          63,520,202
      Other assets                             5,091,334            5,091,334            2,658,688           2,658,688
                                          -----------------    -----------------    -----------------    ----------------
      Total assets                           $96,151,959          $97,270,169          $90,338,304         $91,462,190
                                          =================    =================    =================    ================

      Liabilities                            $65,176,854          $65,176,854          $68,800,517         $68,800,517
                                          -----------------    -----------------    -----------------    ----------------
      Share capital                           22,201,708           22,201,708           14,027,504          14,027,504
      Retained earnings                        8,803,188            9,921,398            7,562,432           8,686,318
      Due from shareholder                      (29,791)             (29,791)             (52,149)            (52,149)
                                          -----------------    -----------------    -----------------    ----------------
      Total equity                            30,975,105           32,093,315           21,537,787          22,661,673
                                          -----------------    -----------------    -----------------    ----------------
      Total liabilities and equity           $96,151,959          $97,270,169          $90,338,304         $91,462,190
                                          =================    =================    =================    ================


                                                              Three months ended March 31, 2005
                                                         --------------------------------------------
                                                                                       Previously
                                                               Restated                 Reported
                                                         ------------------      --------------------
      Net Sales                                             $ 11,828,663               $11,828,663
      Cost of sales                                            8,619,484                 8,619,484
                                                         ------------------      --------------------
      Gross profit                                             3,209,179                 3,209,179
      Operating expenses                                       2,392,040                 2,397,716
                                                         ------------------      --------------------
      Income from operations                                     817,139                   811,463
      Other income (expenses)                                    620,363                   620,363
                                                         ------------------      --------------------
      Income before taxes                                      1,437,502                 1,431,826
      Income tax expense                                         196,746                   196,746
                                                         ------------------      --------------------
      Net income                                              $1,240,756               $ 1,235,080
                                                         ==================      ====================
      Net Income per share                                      $   0.02                  $   0.02
                                                         ==================      ====================

      Item 6.   Exhibits.

                (a) Exhibits.

                    Exhibit No.

                    31.1 Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                    31.2 Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

                    32 Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. to report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DRAGON PHARMACEUTICAL INC.
                                           (registrant)


Dated:   September 23, 2005                /s/ Garry Wong
                                           ---------------------------------
                                           Garry Wong
                                           Chief Financial Officer