Form 10QSB
period 2005-09-30
DRAGON PHARMACEUTICAL INC
filed 2005-11-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-27937

DRAGON PHARMACEUTICAL INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0142474 (IRS Employer Identification No.)

1055 West Hastings Street, Suite 1900

Vancouver, British Columbia

Canada V6E 2E9

(Address of principal executive offices)

(604) 669-8817

(Issuer’s telephone number)

(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company.     Yes [ ] No [ X ]

Number of shares of common stock outstanding as of September 30, 2005: 62,878,004

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONTENTS

PAGE	3	CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

PAGE	4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

PAGE	5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

PAGE	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

PAGES	7 - 30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – SEPTEMBER 30, 2005

2

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

ASSETS	Notes	September 30, 2005	RESTATED (NOTE 20) December 31, 2004
CURRENT ASSETS
Cash and cash equivalents	19	$1,011,692	$910,425
Restricted cash	11	2,331,399	-
Accounts receivable, net of allowances	2	6,605,720	6,675,298
Inventories, net	3	17,194,695	16,623,906
Value added tax receivable		-	162,443
Due from related company	4	670,368	-
Prepaid expenses		663,220	911,228
Total Current Assets		28,477,094	25,283,300

PROPERTY AND EQUIPMENT, NET	5	66,491,154	62,396,316
OTHER ASSETS
Intangible assets, net	7	2,392,095	432,769
Other receivables		1,672,139	2,213,842
Investments -cost		12,330	12,077
Total Other Assets		4,076,564	2,658,688
TOTAL ASSETS		$99,044,812	$90,338,304

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable		$4,390,198	$3,047,485
Accrued retirement benefits	8	96,607	114,432
Other payables and accrued liabilities	9	17,980,097	17,705,163
Loans payable – short-term	10	6,988,903	12,884,057
Notes payable	11	2,331,399	-
Due to related companies	4	184,182	4,660,984
Total Current Liabilities		31,971,386	38,412,121

LONG-TERM LIABILITIES
Long term accounts payable	12	21,729,744	21,873,147
Long term retirement benefits	8	712,030	870,321
Loans payable – long-term	10	13,230,580	6,316,426
Due to related companies	4	-	1,328,502
Total Long-Term Liabilities		35,672,354	30,388,396
TOTAL LIABILITIES		67,643,740	68,800,517

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 (December 31, 2004: 44,502,004) common shares		62,878	44,502
Additional paid-in capital		22,138,830	13,983,002
Retained earnings		1,045,543	-
Reserves		7,562,432	7,562,432
Accumulated other comprehensive income		617,232	-
Due from stockholders		(25,843)	(52,149)
Total Stockholders’ Equity		31,401,072	21,537,787
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$99,044,812	$90,338,304

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED) Expressed in US Dollars

	Note	Three Months Ended September 30, 2005	RESTATED (NOTE 20) Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	RESTATED (NOTE 20) Nine Months Ended September 30, 2004

NET SALES	13	$13,335,556	$7,315,889	$36,515,128	$21,791,874

COST OF SALES		10,260,256	3,629,896	27,048,883	10,871,180

GROSS PROFIT		3,075,300	3,685,993	9,466,245	10,920,694

OPERATING EXPENSES
Selling expense		1,169,405	922,475	3,598,654	2,840,716
General and administrative expenses		1,380,034	722,492	3,592,759	1,309,845
Depreciation and amortization		290,220	107,964	810,741	202,451
Total Operating Expenses		2,839,659	1,752,931	8,002,154	4,353,012

INCOME FROM OPERATIONS		235,641	1,933,062	1,464,091	6,567,682

OTHER INCOME (EXPENSE)
Interest expense		(286,686)	(21,875)	(843,305)	(40,179)
Other income		6,130	289	45,630	50,916
Funds Released by Chinese Government Liquidator	14	-	-	885,864	-
Other expense		(43,790)	(11,704)	(77,777)	(47,935)
Total Other Income (Expenses)		(324,346)	(33,290)	10,412	(37,198)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES		(88,705)	1,899,772	1,474,503	6,530,484
INCOME TAX EXPENSE	1(M)	103,168	67,168	428,960	419,578

NET INCOME (LOSS)		(191,873)	1,832,604	1,045,543	6,110,906
OTHER COMPREHENSIVE INCOME
Foreign currency translation		618,143	-	617,232	-

COMPREHENSIVE INCOME		$426,270	$1,832,604	$1,662,775	$6,110,906

Earnings per share - basic and diluted		$0.00	$0.04	$0.02	$$0.14

Weighted average number of shares outstanding during the period - basic and diluted		62,878,004	44,502,004	62,070,268	44,502,004

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

	Common Stock		Additional Paid-In	RESTATED (NOTE 20) Retained	RESTATED (NOTE 20)	Accumulated other compre-	Due from	RESTATED (NOTE 20)
	Shares	Amount	Capital	Earnings	Reserves	hensive loss	Stockholder	Total
Balance, December 31, 2003, adjusted for the effect of recapitalization of reverse acquisition (Note 6(B))	44,502,004	$44,502	$7,841,363	$6,054,864	$1,286,784	$-	$(228,148)	$14,999,365
Registered capital appropriation	-	-	6,141,639	(6,141,639)	-	-	-	-
Notes receivable – stockholders	-	-	-	-	-	-	175,999	175,999
Net income for the year ended December 31, 2004	-	-	-	6,362,423	-	-	-	6,362,423
Transfer from retained earnings for appropriated statutory and staff welfare reserves	-	-	-	(6,275,648)	6,275,648	-	-	-
Balance, December 31, 2004	44,502,004	$44,502	13,983,002	-	7,562,432	-	(52,149)	21,537,787
Reverse acquisition (6(B))	18,376,000	18,376	5,740,370	-	-	-	-	5,758,746
Related party debt exchanged for equity	-	-	2,415,458	-	-	-	-	2,415,458
Notes receivable – stockholders	-	-	-	-	-	-	26,306	26,306

Comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	617,232	-	617,232

Net income for the nine months ended September 30, 2005	-	-	-	1,045,543	-	-	-	1,045,543

Balance, September 30, 2005	62,878,004	$62,878	$22,138,830	$1,045,543	$7,562,432	$617,232	$(25,843)	$31,401,072

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005, AND 2004

(UNAUDITED) Expressed in US Dollars

	2005	RESTATED (NOTE 20) 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,045,543	$6,110,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,374,489	1,455,354
Allowance for doubtful accounts	55,022	182,500
Provision for (recovery from) obsolete inventories	(94,502)	(96,226)
Loss on disposition of assets	165,875	-
Funds Released by Chinese Government Liquidator (14)	(745,828)	-
Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 6(B)), (increase) decrease in:
Accounts receivable	1,530,934	(2,024,893)
Inventories	463,882	(4,588,973)
Value added tax receivable	163,231	-
Prepaid expenses	255,849	(407,678)
Other assets	559,413	-
Deposits	-	1,355,793
Increase (decrease) in:
Accounts payable	560,830	10,788,317
Other payables and accrued expenses	(955,694)	591,428
Net Cash Provided By (Used In) Operating Activities	7,379,044	13,366,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,985,932)	(27,567,650)
Purchase of investment	-	(12,077)
Cash acquired in connection with reverse acquisition (Note 6(B))	2,103,481	-
Net Cash Provided By (Used In) Investing Activities	(3,882,451)	(27,579,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	606,796	13,438,698
Due to related companies	(4,068,048)	601,311
Due from stockholder	26,434	250,131
Net Cash Provided By (Used In) Financing Activities	(3,434,818)	14,290,140

(GAIN) LOSS ON TRANSLATION OF FOREIGN CURRENCY	39,492	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,267	76,941
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	910,425	515,791

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,011,692	$592,732

Cash paid during the period for interest expense	$1,053,420	$40,179
Cash paid during the period for income taxes	$494,676	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

Pursuant to a share purchase agreement, dated June 11, 2004, Dragon Pharmaceutical Inc. (the “Company”) acquired 100% of the issued and outstanding shares of Oriental Wave Holding Limited (“Oriental Wave”) by issuing 44,502,004 common shares of the Company. This transaction was completed on January 12, 2005 and has been accounted for as a reverse acquisition (See Note 6(B)). Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statements of operations includes the results of Oriental Wave for the nine months ended September 30, 2005 and those of the Company from January 13 to September 30, 2005.

Oriental Wave was incorporated in the British Virgin Islands on January 7, 2003. Shanxi Weiqida Pharmaceutical Company Limited (“Shanxi Weiqida”), a People’s Republic of China limited liability company was incorporated on January 22, 2002. Shanxi Weiqida is principally engaged in research and development, manufacturing, and selling of pharmaceutical products in the People’s Republic of China (“PRC”).

During 2003, Shanxi Weiqida’s shareholders exchanged 100% of their ownership of Shanxi Weiqida for 50,000 shares of Oriental Wave under a reorganization plan. The transfer was accounted for as a reorganization of entities under common control as the companies were beneficially owned by identical shareholders and share common management. The financial statements have been prepared as if the reorganization had occurred retroactively.

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave, Shanxi Weiqida, Allwin Newtech Ltd., Sanhe Kailong Bio-pharmaceutical Co., Ltd., Nanjing Huaxin Bio-pharmaceutical Co. Ltd. (“Huaxin”), Allwin Biotrade Inc. and Dragon Pharmaceuticals (Canada) Inc.. All significant intercompany balances and transactions have been eliminated upon consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated annual financial statements for the year ended December 31, 2004 included in the annual report previously filed on Form 10-KSB. In the opinion of management all adjustments consisting of normal recurring accruals considered necessary for fair presentation have been included.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

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

(D) Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.

(E) Investments

During the twelve months ended December 31, 2004, the Company made an investment in a private company of $12,330. The investment represents less than 1% of the total equity outstanding of the private company outstanding as of September 30, 2005. The private company investment is carried at cost and written down to fair market value when indications exist that this investment has other than temporarily declined in value. As of September 30, 2005, no impairment in the value of the investment has been recorded.

(F) Inventories

Inventories are stated at the lower of cost and net realizeable value, cost being determined on a first-in, first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

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

(H) Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, receivables, investments, amounts due to and from related parties and loans and other payables approximates their fair value. The fair value of the loans payables are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates, and approximate their carrying value.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

(J) Revenue Recognition

The Company recognizes revenue, net of estimated provisions for returns, rebates and sales allowances from the sale of pharmaceutical products at the time when the product is shipped to the customer. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, and the customer bears the risk of loss. .

(K) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $9,322 and $56,732 for the nine months ended September 30, 2005 and 2004, respectively and $1,468 and $43,691 for the three months ended September 30, 2005 and 2004, respectively.

(L) Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total (recovery of) expenditures on research and development charged to selling, general and administrative expenses for the nine months ended September 30, 2005 and 2004 were $57,396 and $114,650, respectively and $(9,805) and $17,894 for the three months ended September 30, 2005 and 2004, respectively.

(M) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable, being the year commencing on January 1, 2003 to December 31, 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007. The Company was approved as a wholly owned foreign enterprise in October 2002.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

(N) Foreign Currency Translation

The functional currency of the majority of the business of the Company is the Chinese Renminbi (“RMB”), however, the Company reports in U.S. dollars. Transactions denominated in currencies other than RMB are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive gain (loss). The revenues and expenses of the Company which are maintained in RMB are translated to U.S. dollars at US$1.00 = RMB 8.24 during the nine month period with the assets and liabilities of the Company maintained in RMB translated to U.S. dollars at US$1.00 = RMB 8.11.

(O) Other Comprehensive Income

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to United States Dollar is reported as other comprehensive income in the statements of operations and stockholders’ equity.

(P) Segments

The Company operates in three reportable segments, Chemical Division, Pharma Division and Biotech Division.

(Q) Earnings Per Share

Earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share, as determined using the treasury method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 6,737,500 common shares that are outstanding at September 30, 2005 are not significantly dilutive, however, they may be dilutive in the future.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

(T) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 does not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) will be adopted by the Company effective as of the beginning of the first interim and annual reporting period that begins after December 15, 2005 and will result in the Company recording a non-cash stock based compensation based upon the fair value of the options at the time.

In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this new accounting

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

pronouncement does not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Trade and other receivables	$6,877,003	$6,799,872
Less: allowance for doubtful accounts	271,283	124,574

Accounts receivable, net	$6,605,720	$6,675,298

For the three and nine months ended September 30, 2005, the Company recorded an allowance for doubtful accounts of $42,412 and $55,022, respectively in the Consolidated Statements of Operations compared to $182,500 for the three and nine months ended September 30, 2005 and 2004.

NOTE 3	INVENTORIES

Inventories at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Raw materials	$4,241,790	$4,287,604
Work-in-progress	10,814,372	10,994,088
Finished goods	3,084,149	2,302,073
	18,140,311	17,583,765
Less: provision for obsolescence and impairment	945,616	959,859

	$17,194,695	$16,623,906

For the three and nine month periods ended September 30, 2005 , the Company recorded a provision for (recovery from) obsolete inventories of $191,679 and $(94,502), respectively, in the Consolidated Statements of Operations compared to recovery from obsolete inventories of $370,445 and $96,226 for the three and nine month periods ended September 30, 2004.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 4	DUE FROM, AND TO, RELATED PARTIES

(a)	The amounts due from a related party at September 30, 2005 is unsecured and non-interest bearing:
	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Prepayment for raw materials to a company whose legal representative is a stockholder and director of the Company	$670,368	$-

(b)	The amounts due to related parties at September 30, 2005 and December 31, 2004 are unsecured and non-interest bearing:
	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Due to a company owned by a stockholder and director due March 2006	$-	$1,328,502

Due to a company owned by a stockholder and director due March 2006	184,182	4,660,984
	184,182	5,989,486
Less: current maturities	184,182	4,660,984

	$-	$1,328,502

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 5	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2005 and December 31, 2004:

	September 30, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$45,302,207	$6,280,641	$39,021,566
Land use rights and buildings	19,203,429	651,046	18,552,383
Motor vehicles	749,205	190,354	558,851
Furniture and office equipment	3,042,904	1,100,879	1,942,025
Leasehold improvements	1,015,964	1,010,905	5,059
Idle equipment	555,339	454,164	101,175
Construction in progress	6,310,095	-	6,310,095

	$76,179,143	$9,687,989	$66,491,154

	December 31, 2004 RESTATED (NOTE 20)
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$41,154,014	$2,293,918	$38,860,096
Land use rights and buildings	18,552,438	370,169	18,182,269
Motor vehicles	611,261	55,166	556,095
Furniture and office equipment	2,499,188	392,511	2,106,677
Construction in progress	2,691,179	-	2,691,179

	$65,508,080	$3,111,764	$62,396,316

Depreciation expense for nine month periods ended the September 30, 2005 and 2004 was $3,936,684 and $1,410,064 respectively. Depreciation expense for three month periods ended the September 30, 2005 and 2004 was $1,349,436 and $558,630 respectively. Land use rights and equipment with a net book value of $23.7 million are pledged as collateral for $19.6 million in loans payable (Note 10)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 6      ACQUISITIONS

(A)	Land Use Rights

During July 2003, the Company acquired Land Use Rights and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and Land Use Rights acquisition costs of the factory and its former employees. The agreement requires the Company to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The maximum amount of the liabilities assumed on the closing date was $8,897,685 which approximates the appraised value of the Land Use Rights acquired. The Company has calculated the related asset value by computing the estimated fair value of the future expected payments to the remaining employees assuming an interest rate of 3% and has recorded the Land Use Rights at $3,332,907 (See Notes 8 and 15(D)). Subsequent to the acquisition the Company rehired a number of the former employees, reducing the expected future payments required. The Company has accounted for the reduction of the obligation by reducing the amount of Land Use Rights recorded.

The cost of Land Use Rights as at September, 2005 and December 31, 2004 is as follows:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Original Cost recorded	$3,332,907	$3,332,907
Less: reduction of future accrued retirement benefit	1,163,387	1,135,238

Cost of Land Use Rights	$2,169,520	$2,197,669

The Land Use Rights, which are included in Property and equipment in the consolidated balance sheet, have been reduced by $28,149 during the period ended September 30, 2005 and will be reduced in the future should payments be further reduced due to additional former employees being rehired.

(B)	Oriental Wave Holding Limited

The Company completed the acquisition of Oriental Wave on January 12, 2005 whereby the Company issued 44,502,004 common shares in exchange for all of the issued and outstanding shares of Oriental Wave. The acquisition represented an important strategic step in strengthening the competitive position of the Company. The transaction has been

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

approved by the Company’s shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005. Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at estimated market value. The Statement of operations includes the results of Oriental Wave for the nine months ended September 30, 2005 and those of the Company from January 13 to September 30, 2005.

The preliminary allocation of the net assets acquired is as follows:

Cash and short term securities	$2,103,481
Accounts receivable	1,382,119
Inventories	585,565
Prepaid and deposits	100,421
Total Current Assets	4,171,586
Fixed Assets	867,742
Intangible and other assets, net	2,349,222
Total Assets	7,388,550
Less accounts payables and accrued liabilities	(1,629,804)
Net assets acquired	$5,758,746

A summarized statement of operations for the Company for the twelve days ended January 12, 2005 is as follows:

Sales	$145,435
Gross Profit	109,059
Total operating expenses	166,881
Loss for the period	$(57,822)

Pro-forma financial information, assuming the acquisition occurred January 1, 2004, are as follows:

For the nine months ended September 30,	2005	RESTATED (NOTE 20) 2004
Sales	$36,660,563	$24,635,543
Gross profit	9,575,304	13,041,330
Net income	987,717	5,261,330
Earnings per share	$ 0.02	$ 0.08

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 7	INTANGIBLE ASSETS

The Company acquired $603,865 in licenses from a company related to a director in 2002 with the balance being recorded pursuant to the reverse acquisition of Oriental Wave (Note 6(B)).

Intangible assets consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Licenses	$2,984,201	$603,865
Less: accumulated amortization	592,106	171,096

	$2,392,095	$432,769

Amortization expense for the nine month periods ended September 30, 2005 and 2004 was $437,805 and $45,290, respectively. For the three month periods ended September 30, 2005 and 2004, amortization expense was $154,769 and $15,097, respectively.

NOTE 8	ACCRUED RETIREMENT BENEFITS

During July 2003, the Company acquired Land Use Rights and buildings from a government liquidator. The present value of the accrued retirement benefits assumed is recorded at September 30, 2005 and December 31, 2004 as follows:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Total liabilities assumed at closing date	$8,897,685	$8,897,685
Less: reduction of liability due to re-employment	(4 ,949,474)	(4,949,474)
Less: net present value of liabilities initially not expected to be paid	(615,304)	(615,304)
Present value of expected liabilities at closing date	3,332,907	3,332,907
Less: amounts paid and adjustment for liabilities not expected to be paid	2,524,270	2,348,154
	808,637	984,753
Less: current portion	96,607	114,432

	$712,030	$870,321

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Notes 6(A) and 15).

NOTE 9	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004

Machinery and equipment payable	$3,876,497	$7,050,243
Current portion of long term payables	8,442,746	5,693,464
Accrued expenses	1,066,785	666,734
Value added tax payables	280,256	-
Income taxes payable	148,394	166,495
Other taxes payable	110,937	121,054
Deposits received from customers	4,054,482	4,007,173

	$17,980,097	$17,705,163

NOTE 10	LOANS PAYABLE

Balance at September 30, 2005 and December 31, 2004:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004
Loan payable to a bank, interest rate of 6.372% per annum, guaranteed by a third party, due June 2005	$-	$420,290

Loan payable to a bank, interest rate of 6.372% per annum, guaranteed by a third party, due June 2005	-	386,473

Loan payable to a bank, interest rate of 8.874% per annum, guaranteed by a third party, due October 2005	616,523	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

Loan payable to a bank, interest rate of 6.138% per annum, secured by fixed assets of $5,127,329, due November 2005	3,699,137	3,623,188

Loan payable to a bank, interest rate of 6.039% per annum, secured by land use rights and fixed assets, due April 2005	-	8,454,106

Loan payable to a bank, interest rate of 6.039% per annum, secured by land use rights and fixed assets of $3,110,259, due April 2006	1,849,568	-

Loan payable to a bank, interest rate of 7.254% per annum, secured by land use rights and fixed assets of $1,224,636, due September 2006	616,523	-

Loan payable to a bank, interest rate of 7.254% per annum, secured by land use rights and fixed assets of $718,272, due September 2006	207,152	-

Loan payable to a bank, interest rate of 5.76% per annum, secured by fixed assets of $9,724,355, due November 2006	6,448,829	6,316,426

Loan payable to a bank, interest rate of 6.039% per annum, secured by land use rights and fixed assets of $3,773,926, due April 2007	6,781,751	-

	20,219,483	19,200,483
Less current maturities	6,988,903	12,884,057

	$13,230,580	$6,316,426

Maturities are as follows:

Fiscal year ended December 31,
2005	$4,315,660
2006	9,122,072
2007	6,781,751

$20,219,483

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 11	NOTES PAYABLE

The Company has issued a number of notes payable to vendors totalling $2,331,399. These notes are due between November 2005 and March 2006, are non-interest bearing and are secured by $2,331,399 in bank deposits. The bank deposits may be used only for the purpose of repaying the notes.

NOTE 12	LONG TERM ACCOUNTS PAYABLE

Long term accounts payable balances at September 30, 2005 and December 31, 2004 is for the payment of construction contracts and will be settled as follows:

	September 30, 2005	RESTATED (NOTE 20) December 31, 2004
Settlement Arrangement

Accounts payable due June 2007 to December, 2008	$21,729,744	$21,873,147

NOTE 13	SEGMENTS

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. Substantially all assets and operations of the Company are located in China, which is considered as one geographic location in an economic environment with similar risks and returns. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating income for one segment may not be comparable to another segment. The following is a summary of the Company’s segment information for the periods ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
2005
Three months ended September 30, 2005
Sales	$5,975,284	$6,064,671	$1,295,601	$13,335,556
Gross profit	(226,184)	2,447,332	854,152	3,075,300
Depreciation and amortization RESTATED (NOTE 20)	1,108,407	174,436	221,362	1,504,205
Nine months ended September 30, 2005
Sales	16,559,330	17,072,272	2,883,556	36,515,128
Gross profit	(7,286)	7,365,739	2,107,792	9,466,245
Depreciation and amortization RESTATED (NOTE 20)	3,225,375	513,147	635,967	4,374,489

As at September 30, 2005
Total assets RESTATED (NOTE 20)	71,152,977	23,327,980	4,563,855	99,044,812
Additions to long-lived assets	5,865,821	114,931	5,180	5,985,932
Intangible assets	19,236	395,600	1,977,259	2,392,095

2004
Three months ended September 30, 2004
Sales	1,078,385	6,237,504	-	7,315,889
Gross profit	393,201	3,292,793	-	3,685,993
Depreciation and amortization	423,762	149,965	-	573,727
Nine months ended September 30, 2004
Sales	2,461,955	19,329,919	-	21,791,874
Gross profit	842,692	10,078,003	-	10,920,694
Depreciation and amortization	1,028,243	427,111	-	1,455,354
As at December 31, 2004
Total assets RESTATED (NOTE 20)	66,726,390	23,611,914	-	90,338,304
Additions to long-lived assets	27,295,156	852,773	-	28,147,929
Intangible assets	-	432,769	-	432,769

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 14	OTHER INCOME - Funds Released by Chinese Government Liquidator

In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. (Please also refer to Note 6(A))  After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction.  As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. As well, during the first quarter of 2005, a separate municipal agency, the Datong Municipal Government, approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.  The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company.  As a result, the Company recorded other income of $885,864 during the current period to reflect the above transactions.

NOTE 15	COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $86,744 and $204,532 for the nine month periods ended September 30, 2005 and 2004, respectively and $29,473 and $62,802 for the three month periods ended September 30, 2005 and 2004, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,415,000 (RMB20 million) due on July 16, 2006. Interest on the loan is charged at 7.905% and the bank has the right to seek settlement from the Company for payment should the two supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the suppliers default on their bank loans. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,566,156. The Company provided the guarantees to these suppliers to maintain a good business relationship.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

The Company has also issued a guarantee to a bank as security for loans to a third party vendor of $2,415,000 (RMB20 million) due on September 26, 2007 and $3,623,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank’s base rate plus 5.9475%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,770,586. This vendor has pledged assets totaling $8,484,000 (RMB70.2 million) to the Company for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Shanxi Weiqida, the Company has to fulfill registered capital of $19,205,116 (RMB 159,018,360) within five years from December 16, 2003. As of September 30, 2005, the Company has fulfilled $14,656,174 (RMB 121,353,123) of registered capital requirement and has registered capital commitments of $4,548,942 (See Note 16(A)).

(D) Contingent Employment Benefits

During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. As of September 30, 2005, the Company has rehired 655 former employees, 236 employees have retired and 163 former employees remain unemployed. If the Company is unable to provide continued employment to these remaining unemployed individuals, it will be liable to pay them each approximately $49 per month until his or her date of retirement, at age 60 or 50, respectively, or death, whichever comes first (See Notes 6 & 8).

(E) Operating Leases

The Company has entered into an operating lease agreement for their administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$232,000 (US$170,000 to US$198,000) per annum until March 31, 2007. Minimum payments required under the agreement are as follows:

2005	$ 48,254
2006	197,424
2007	49,724
Total	$295,402

The Company closed Huaxin's production in Nanjing, effective July 31, 2005, and is building a new facility in Datong, China at the site of the manufacturing facilities of Oriental Wave, which is expected to be completed before December 31, 2005. The Company has renegotiated the termination of its lease, without penalty, though the Company agreed to relinquish some fixtures and equipment to the landlord and was required to pay approximately RMB 600,000 ($70,000) relating to severance and benefit costs associated with the closure.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

(F) Cell Line Development

The Company has contracted with a European Institute of Biotechnology to develop a high yield proprietary cell line and production process technology for the Company. Product from this advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development is $648,800 (EUROS 500,000) of which $361,300 (EUROS 300,000) is yet to be incurred as of September 30, 2005.

NOTE 16	STOCKHOLDERS’ EQUITY

(A) Capital Contribution (See note 15(C))

On January 31, 2005 and on February 22, 2005 Oriental Wave paid Shanxi Weiqida $479,988 and $198,682, respectively, towards its registered capital requirement under Chinese law.

(B) Reserves

Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of dividends to shareholders. Except for the reduction for losses incurred, any other usage should not result in this reserve balance falling below 25% of the registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. These reserves are not available for distribution to owners under general operating conditions. The appopriations for reserves are made by the Board of Directors on an annual basis and the amount relating to the current year can not be estimated at this time and no provision has been made.

(C) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the year ended December 31, 2004. During the period ended September 30, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

shares were exercisable immediately with 400,000 options becoming available on January 12, 2006, 400,000 options becoming available on September 30, 2006, 400,000 options becoming available on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007.

The following summarizes stock option information for the period ended September 30, 2005:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	2,599,000	$ 2.04
Forfeited	(705,000)	$ 1.57
Exercised	(145,000)	$ 0.50
Options outstanding at December 31, 2004	1,749,000	$ 2.36
Granted	5,920,000	$ 0.91
Forfeited	(931,500)	$ 2.88

Options outstanding at September 30, 2005	6,737,500	$ 1.01

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.01 - $1.00	4,010,000	4.79	$0.73	3,197,500	$0.73
$1.01 - $2.00	2,427,500	4.10	$1.22	1,627,500	$1.24
$3.01 - $4.00	300,000	0.12	$3.13	300,000	$3.13
	6,737,500	4.33	$1.01	5,125,000	$1.03

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

The Company accounts for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the period was $0.69 for the options granted in January 2005 and $0.43 for the options granted in September 2005. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company’s net income and earnings per share:

For the nine months ended September 30,	2005	RESTATED (NOTE 20) 2004
Net income for the period:
- as reported	$1,045,543	$6,110,906
- pro-forma	$(1,440,094)	$6,110,906
Basic and diluted income per share:
- as reported	$0.02	$0.14
- pro-forma	$(0.02)	$0.14

NOTE 17	INCOME TAXES

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

NOTE 18	RELATED PARTY TRANSACTIONS

See Notes 4 and 7.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

NOTE 19    CONCENTRATIONS AND RISKS

80% and 86% of the Company’s revenues for the three and nine months ended September 30, 2005, respectively, were derived from customers located in China and 99% of its assets at September 30, 2005 are located in China. Comparatively, 100% of the Company’s revenues during the three and nine months ended September 30, 2004 were derived from customers located in China and 100% of its assets were located in China.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 10.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of its largest trading partners,is not a freely convertible currency. The deregulation of the Renminbi resulting in an appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At September 30, 2005, approximately US$906,536 of the cash and cash equivalents (December 31, 2004: US$885,681) and all of the restricted cash are held in Renminbi.

NOTE 20	RESTATEMENT

As a result of a review of its accounting policies and applicable accounting pronouncements, the Company has concluded that the reduction of a future retirement benefit obligation related to the acquisition of a Land Use Right from a former state-owned enterprise in China by Oriental Wave Holding Limited (“Oriental Wave”) in July 2003, should have been accounted for as a reduction to the recorded cost of the Land Use Right instead of as a non-operating gain from extinguishment of debt, as previously disclosed in Oriental Wave’s 2004 financial statements. As a result, Oriental Wave’s 2004 financial statements have been restated retroactive to June 2004 to reflect such change in accounting treatment.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

	As at December 31, 2004
		Previously
	Restated	Reported

Current assets	$ 25,283,300	$ 25,283,300
Property and equipment	62,396,316	63,520,202
Other assets	2,658,688	2,658,688

Total assets	$ 90,338,304	$ 91,462,190

Liabilities	$ 68,800,517	$ 68,800,517

Share capital	14,027,504	14,027,504
Retained earnings	7,562,432	8,686,318
Due from shareholder/comp loss	(52,149)	(52,149)
Total equity	21,537,787	22,661,673
Total liabilities and equity	$ 90,338,304	$ 91,462,190

	Three months ended September 30, 2004		Nine months ended September 30, 2004
		Previously		Previously
	Restated	Reported	Restated	Reported

Net Sales	$ 7,315,889	$ 7,315,889	$ 21,791,874	$ 21,791,874
Cost of sales	3,629,896	3,629,896	10,871,180	10,871,180
Gross profit	3,685,993	3,685,993	10,920,694	10,920,694
Operating expenses	1,752,931	1,752,931	4,353,012	4,353,012
Income from operations	1,933,062	1,933,062	6,567,682	6,567,682
Other income (expense)	(33,290)	297,148	(37,198)	1,127,777
Income before taxes	1,899,772	2,230,210	6,530,484	7,695,459
Income tax expense	67,168	67,168	419,578	419,578

Net income	$ 1,832,604	$ 2,163,042	$ 6,110,906	$ 7,275,881

Net Income per share	$ 0.04	$ 0.05	$ 0.14	$ 0.16

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED) Expressed in US Dollars

	Three months ended March 31, 2005
		Previously
	Restated	Reported

Net Sales	11,828,663	11,828,663
Cost of sales	8,619,484	8,619,484
Gross profit	3,209,179	3,209,179
Operating expenses	2,392,040	2,397,716
Income from operations	817,139	811,463
Other income (expenses)	620,363	620,363
Income before taxes	1,437,502	1,431,826
Income tax expense	196,746	196,746

Net income	1,240,756	1,235,080

Net Income per share	$ 0.02	$ 0.02

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005 based upon the Company’s interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004. Due to the fact that Dragon’s acquisition of Oriental Wave Holding Limited (“Oriental Wave”) on January 12, 2005 is deemed to be a reverse-take-over transaction, the following discussion reflects the Company’s results of operations for the three and nine months ended September 30, 2005, including the results of Oriental Wave for the full nine months and the results of Dragon’s biotech business for the period of January 12, 2005 to September 30, 2005. Comparatively, the results of operations for the three and nine months ended September 30, 2004 only reflected the Pharma and Chemical businesses of Oriental Wave.

Incorporated in Florida, USA and headquartered in Vancouver, B.C., Canada, Dragon, prior to the acquisition of Oriental Wave, was formed for the purpose of developing, marketing and selling biologics such as Erythropoietin (“EPO”) in China and international markets outside of China. Through its wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. (“Nanjing Huaxin”) located in Nanjing City, China, Dragon manufactures and sells EPO. Dragon’s EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. In addition, we are preparing to enter the European market upon obtaining product approval of our newly developed EPO products.

On January 12, 2005, the Company or (“Dragon”) completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") in a reverse take over transaction. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng and Ms. Liu collectively owned 68.35% of Dragon’s outstanding shares of common stock at the date of the transaction. Oriental Wave, through its wholly owned subsidiary in China, Shanxi Weiqida Pharmaceutical Ltd. (“Shanxi Weiqida”), currently has three production facilities in China: two Chinese State Food and Drug Administration (“SFDA”) certified GMP production facilities consisting of a pharmaceutical facility with a capacity of producing 1.6 billion tablets and capsules, 80 million injectables and 10 million suppositories per year and a chemical plant producing clavulanic acid. In addition, Oriental Wave has a third facility producing 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. As an intermediate, the 7-ACA facility doesn’t require GMP certification. Oriental Wave currently has a total of approximately 318 drug approvals from the SFDA of which 99, mainly anti-infectious drugs, were actively exploited in China and India.

As a result of the acquisition of Oriental Wave, Dragon has been transformed into a diversified and growth oriented generic pharmaceutical company with three key business units consisting of a Biotech division for biologics products, such as Erythropoietin or EPO, a Chemical division for bulk pharmaceutical chemical and intermediate such as Clavulanic Acid and 7-ACA and a Pharma division for formulated drugs, including prescription and over-the-counter drugs, and sterilized bulk drugs. Through the acquisition, the Company has significantly increased the size of operations and now has four manufacturing facilities in Datong China, approximately 1,800 employees, with over 1,200 contract sales representatives in China, and approximately 61 key products in 99 different dosages and presentations currently in the market. The Company now operates its three business divisions: a Pharma Division, a Chemical Division, and a Biotech Division, through two indirect wholly-owned subsidiaries in China, Shanxi Weiqida Pharmaceutical Ltd. (“Shanxi Weiqida”) and Nanjing Huaxin Bio-pharmaceutical Co., Ltd. (“Nanjing Huaxin”). The Company maintains a sales network of over 1,200 commissioned sales representatives in 63 contracted sales offices throughout China for Pharma products sales and marketing, while it uses a direct sales model through the in-house sales department to sell Chemical products to other domestic and international pharmaceutical companies. The Company’s product development department in China works on R&D of new generic products and regulatory affaires of new products, presentations, and dosages approval, and cooperates with external research institutes and companies to develop new products as well. 200 commissioned sales representatives in The Company’s headquarters, located in Vancouver, has a finance department for financial reporting, SEC compliance, corporate finance and investor relations, an international sales department for international sales and marketing, a regulatory affairs department for international product approval, and a business development department for exploring new business opportunities. The Company also operates a European office on product development of new EPO for European market, Chemical bulk drugs and formulation drugs, technology acquisition, and international sales.

Pharma Division

The Pharma Division’s operations are located in the Datong Economic and Technology Development Zone, Datong City, Shanxi Province, China. Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Pharma Division currently holds approximately 318 product approvals from the Chinese drug approval authority (SFDA), of which only 86 prescription, over-the-counter and sterilized bulk products are currently commercialized in China. The Company is in the final stage of completing a new workshop for the freeze-drying of temperature sensitive pharmaceutical products. (See liquidity section) Among these products is Levofloxacin, a product marketed by the Company whose production is currently outsourced to a third party contract manufacturer. The Pharma Division operates its business strategies to focus on the expansion and development of the Chinese market by managing its product portfolio and selecting potential products for commercialization, to strengthen R&D and introduce generic drugs with market potential through cooperation and acquisition, and to conduct market research and product development for preparing the launching of OTC product branding strategy.

Chemical Division

The Chemical Division’s operations are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic Acid, 7-ACA, and Abamectin for both the Chinese and the international markets. In January 2004, the Chemical Division began its operation of a production facility for Clavulanic Acid, and in July 2004, began producing 7-ACA. One of the key products in Chemical Division is Clavulanic Acid, a drug that combines with antibiotics to fight drug resistance. Dragon is currently the sole commercial producer of Clavulanic Acid in China. Two Clavulanic Acid products were approved for export to India and initial quantities of these two products to India were shipped in 2004. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 500-ton production capacity of 7-ACA positions Dragon among the main producers in the world. The export of 7-ACA to India commenced in 2004. In 2004, Dragon’s Chemical Division entered into a 3-year long term supply agreement with Aurobindo Pharma Limited, an Indian pharmaceutical company, to sell 50% of the products from Chemical Division. The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic Acid downstream bulk products, and to apply for DMF approvals in the US and EU to enter into international market.

Biotech Division

The Biotech Division’s operations are currently located in Nanjing City, Jiangsu Province, China. The sole product of the Biotech Division is Erythropoietin or EPO, an injection that stimulates red blood cell development. EPO is the best selling drug in the world with a market size of US$10 billion in 2004. Dragon’s EPO is the generic version of the originator’s product. Dragon’s Biotech Division develops, manufactures and markets generic biotech products with China and developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador, Trinidad-Tobago, Dominican Republic and Kosovo. Currently, Dragon’s EPO only competes in countries where there is no patent protection. Dragon is in preparing to enter the European market with a new EPO product under development in Austria. The Company is also in the final stage of completing a new EPO production facility in Datong city, China and will relocate the EPO production from its current facility in Nanjing city. The new EPO production site is adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities. The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. In the new facility, it is anticipated that the capacity for bulk EPO will be doubled and the capacity for sterile vialing will be tripled. The Biotech Division operates its business strategies to increase market share through the integration of its sales network, to increase the sales in surgical usage as one of the two approved surgical indication suppliers, and to enter into European and other developed countries market with product developed in Europe.

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon the Dragon’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

A summary of significant accounting policies and a description of accounting policies that are considered critical are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 3 to the Dragon’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In addition, a description of Recent Accounting Pronouncements is contained in Note 1(T) to the Consolidated Financial Statements contained in this report and in Note 3(r) to the Consolidated Financial Statements to the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Sales.

Sales for the three months period ended September 30, 2005 increased 82% to $13.34 million from $7.32 million for the same period in 2004. $10.70 million or approximately 80% of the sales for the three months period ended September 30, 2005 were generated from the sales of products in the Chinese market, and the remaining $2.64 million or approximately 20% were generated from the sales of products in the international markets. All sales for the three months period ended September 30, 2004 were generated from the sale of products in the Chinese market. In the three months ended September 30, 2005, $6.06 million or approximately 45% of the sales were from the Pharma Division, $5.98 million or 45% of sales were from the Chemical Division, and $1.30 million or 10% of sales were from the Biotech Division. For the same period in 2004, 85% of sales were from the Pharma Division and 15% of sales were from the Chemical Division which commenced operation on January 1, 2004.

Sales for the nine months period ended September 30, 2005 increased 68% to $36.52 million from $21.79 million for the same period in 2004. $31.31 million or approximately 86% of the sales for the nine months period ended September 30, 2005 were generated from the sales of products in the Chinese market, and the remaining $5.21 million or approximately 14% were generated from the sales of products in the international markets. All sales for the nine months period ended September 30, 2004 were generated from the sale of products in the Chinese market. In the nine months period ended September 30, 2005, $17.07 million or approximately 47% of the sales were from the Pharma Division, $16.56 million or 45% of sales were from the Chemical Division, and $2.88 million or 8% of sales were from the Biotech Division. For the same period in 2004, 89% of sales were from the Pharma Division and 11% of sales were from the Chemical Division which commenced operation on January 1, 2004. The increase in sales during the three and nine months ended September 30, 2005 as compared to the same period for the prior year was primarily due to increase in sales from the Chemical and Biotech Division.

Cost of sales for the three months ended September 30, 2005 was $10.26 million compared to $3.63 million for the same period of 2004. The cost of sales is attributed to the production costs of Dragon’s pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended September 30, 2005 were $3.08 million and 23% compared to $3.69 million and 50% for the same period of 2004.

Cost of sales for the nine months ended September 30, 2005 was $27.05 million compared to $10.87 million for the same period of 2004. Gross profit and gross margin for the nine months ended September 30, 2005 were $9.47 million and 26% compared to $10.92 million and 50% for the same period of 2004. The decrease in gross margin was mainly due to a change in the product mix from the previous year with the significant increase in the Chemical Division revenues. The Chemical Division, whose facilities were brand new in 2004 and is currently at the ramp up stage of the production which incurs higher production and operation cost, especially depreciation expenses, increased the cost of sales significantly during the three and nine months ended September 30, 2005.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are organized under three business divisions: Pharma Division, Chemical Division and Biotech Division.

Pharma Division

Pharma Division’s revenues for the three months ended September 30, 2005 were $6.06 million, accounting for 45% of the total revenues of the Company. Comparatively, Pharma Division’s revenues were $6.24 million for the same period in 2004, contributing 85% of the total revenues of the Company. Pharma Division’s revenues for the nine months ended September 30, 2005 were $17.07 million, accounting for 47% of the total revenues of the Company. Comparatively, Pharma Division’s revenues were $19.33 million for the same period in 2004, contributing 89% of the total revenues of the Company. The lowering of percentage of revenues from the Pharma division to the Company was due to the tremendous growth of the brand new Chemical division achieved during the three and nine months ended September 30, 2005. The overall gross margin for the division for the three months ended September 30, 2005 was 40% as compared to 53% for the same period of 2004, and the overall gross margin for the division for the nine months ended September 30, 2005 was 43% as compared to 52% for the same period of 2004. The lowering of revenues and gross profit was mainly due to a change in sales model for Pharma Division products. The company implemented a new sales model for Pharma Division products to recognize selling prices and gross profits lower than those under the original sales model but, under the sales model, the Company also lowers the selling expenses with a faster payment collection cycle which will be reflected in lower account receivables.

Chemical Division

Chemical Division’s revenues for the three months ended September 30, 2005 were $5.98 million, representing a 454% increase from the revenues of 1.08 million during the same period in 2004. Chemical Division’s revenues for the nine months ended September 30, 2005 were $16.56 million, representing a 573% increase from the revenues of $2.46 million during the same period in 2004. The increase is due to the introduction of 7-ACA and the expansion of Clavulanic Acid sales outside China. The Chemical division was new in 2004 as only the Clavulanic Acid facility had started production and the sales during the first nine months of 2004 were only made to Chinese customers. Since then, the Company started the pilot production of the 7-ACA production facility and the Company has received export permits to sell two Clavulanic Acid products to the Indian market.

Chemical Division’s gross margin for the three and nine months ended September 30, 2005 was -3.79% and -0.04%, respectively, compared to 36% and 34% for the three and nine months ended September 30, 2004, respectively. The gross margin for the division was low as the Company has increased and expanded the infrastructure, and the fixed manufacturing costs associated, but is still in the process of ramping up production to cost efficient levels. The initial Chemical Division production in 2004 was limited to Clavulanic Acid and was produced with older, smaller scale production infrastructure. The Company constructed the new production infrastructure (power, steam, purified water supply and water treatment) during 2004 as the old production infrastructure was insufficient to produce the amount of Clavulanic Acid and 7-ACA desired. The new facilities have greatly increased production capacity but also have significantly higher fixed costs in the form of depreciation cost ($1.11 million and $0.42 million for the three months ended September 30, 2005 and 2004, respectively and $3.23 million and $1.03 million for the nine months ended September 30, 2005 and 2004, respectively) of the new facilities constructed and overhead of the utilities costs to power the new facilities. These fixed costs are expected to fall significantly, on a percentage basis, when the anticipated production levels are achieved.

Biotech Division

Biotech Division’s revenues for the three and nine months ended September 30, 2005 were $1.30 million and $2.88 million, respectively, representing 10% and 8% of the Company’s revenues for these periods, respectively. Gross margin for the three and nine months ended September 30, 2005 was at 66% and 73%, respectively. The acquisition of Oriental Wave by Dragon completed on January 12, 2005 was accounted for as a reverse-take-over transaction. As a result, only revenues from the Biotech Division from January 12, 2005 to September 30, 2005 were included in the Company’s revenues for the first nine months of 2005 and no revenues from the Biotech Division were included in the 2004 financials.

On a pro-forma basis (assuming the reverse-take-over had occurred at the beginning of the year), for the three and nine months ended September 30, 2005, Biotech Division’s revenues were $1.30 million and $3.03 million, respectively, representing a 23% and 7% increase, respectively, from the same period of 2004. The increase in total sales for the three and nine months ended September 30, 2005 mainly came from the increase in the sales in the Chinese market. The international sales outside of China for the three months ended September 30, 2005 was about the same as the same period of 2004, while the 3% increase in international sales for the nine month ended September 30, 2005 contributed to the 7% increase in the total sales compared to the same period of 2004.

Biotech Division’s pro-forma gross margin for the three months ended September 30, 2005 was 66% compared to 73% for the same period of 2004. The decrease in gross margin was mainly due to a special sale to an international customer. The company recognized 30% of the sales ($32,400), being the non-refundable cash amount recorded by the company, and 100% of the cost of sales. The remaining 70% of the sales ($75,600), with no additional cost of sales, would be recognized subject to the award of a government tender to that customer. For the nine months ended September 30, 2005, Biotech Division’s pro-forma gross margin was 73% compared to 75% for the same period of 2004. The decrease in gross margin of international sales for the three months ended September 30, 2005 contributes the decrease of gross margin for the nine months ended September 30, 2005.

Other Income / Expense During the three months ended September 30, 2005, the Company recognized other expense of $0.32 million, consisting mainly of interest expense of $0.29 million, compared to other expense of $0.03 million for the same period of 2004.

During the nine months ended September 30, 2005, the Company recognized $0.01 million of other income. This amount primarily consisted of $0.89 million from funds released by a Chinese Government Liquidator related to Datong Pharmaceutical, which was offset by interest expense of $0.84 million. The other expense for the nine months ended September 30, 2004 was 0.04 million.

Expenses. Total operating expenses were $2.84 million for the three months ended September 30, 2005. The major category of operating expenses was General and Administration expenses of $1.38 million, Selling expense of $1.17 million, and Depreciation and Amortization expenses of $0.29 million. Total operating expenses were $1.75 million for the three months ended September 30, 2004. The major category of operating expenses was General and Administration expenses of $0.72 million, Selling expense of $0.92 million, and Depreciation and Amortization expenses of $0.11 million. During the three months ended September 30, 2005, the General and Administration expenses included $0.59 million for salaries, compensation and benefits, $0.20 million for travel and entertainment expenses and $0.15million for rent compared to $0.24 million for salaries, compensation and benefits and $0.12 million for travel and entertainment expenses, and $0.05 million for rent for the same period of 2004.

Total operating expenses were $8.00 million for the nine months ended September 30, 2005. The major category of operating expenses was General and Administration expenses of $3.59 million, Selling expense of $3.60 million, and Depreciation and Amortization expenses of $0.81 million. Total operating expenses were $4.35 million for the nine months ended September 30, 2004. The major category of operating expenses was General and Administration expenses of $1.31 million, Selling expense of $2.84 million, and Depreciation and Amortization expenses of 0.20 million. During the nine months ended September 30, 2005, the General and Administration expenses included $1.67 million for salaries, compensation and benefits, $0.55 million for travel and entertainment expenses and $0.35 million for rent compared to $0.38 million for salaries, compensation and benefits and $0.32 million for travel and entertainment expenses, and $0.06 million for rent for the same period of 2004.

The increase in operating expenses of $1.09 million and $3.65 million, respectively, for the three and nine months ended September 30, 2005 as compared to the same period for the prior year reflects the increased overhead related to the operations of both the Pharma and Chemical Divisions in 2005 (compared to just the Pharma Division and one of the two facilities of the Chemical Division in 2004) and the addition of the Biotech operations and the head office in Vancouver. In addition, depreciation and amortization expense increased during the three and nine months ended September 30, 2005 due to the increase in fixed assets of the Chemical Division in 2005.

Net Income. Dragon had a net loss of $0.19 million for the three months ended September 30, 2005 compared to a net income of $1.83 million for the same period in 2004. For the nine months ended September 30, 2005, Dragon had a net income of $1.05 million compared to $6.11 million for the same period in 2004.

Comprehensive Income. Dragon had foreign currency translation income of $0.62 million as other comprehensive income for the three and nine months ended September 30, 2005. The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar.

On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners. The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar. The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

Basic Net Income Per Share. Dragon’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the three and nine months ended September 30, 2005 was $0.00 and $0.02 per share, respectively, and for the three and nine months ended September 30, 2004 was $0.04 and $0.14 per share, respectively. The weighted average number of shares outstanding during three and nine months ended September 30, 2005 was 62,878,004 and 62,070,269, respectively, and was 44,502,004 shares during three and nine months ended September 30, 2004. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) allocations to the statutory common reserve fund; iii) allocations to the statutory common welfare fund; and iv) allocations to a discretionary common reserve fund if approved by the shareholders. Under current regulation, the minimum and maximum aggregate allocations to the statutory funds are 15% and 20%, respectively, of our net income determined in accordance with PRC accounting rules. However, once the aggregated amount of statutory common reserve fund equals 50% of the Company’s registered capital, no further contributions to the fund need to be made. As at September 30, 2005, the Company’s statutory common reserve fund is $10.69 million, 44% of the Company’s registered capital.

Liquidity and Capital Resources

As of September 30, 2005, Dragon had current liabilities of $31.97 million and current assets of $28.48 million, including cash balance of $3.34 million and accounts receivables of $6.61 million. Its working capital deficiency is mainly due to the additional bank loan and payables incurred to finance its working capital requirement for the Chemical Division and investment in the new EPO workshop and Freeze-dry Injectable workshop.

As of September 30, 2005, Dragon had current liabilities of $31,971,385 as follows:

Accounts Payable		$4,390,198
Accrued Retirement Benefits – current portion		$96,607
Other Payables and Accrued Expenses		$17,980,097
Due to Related Companies		$184,182
Notes payable		$ 2,331,399
Loans Payable-Short Term:
Loan payable to a bank, interest rate of 8.874% per annum, guaranteed by a third party, due October 2005	$616,523
Loan payable to a bank, interest rate of 6.138% per annum, secured by fixed assets of $5,127,329, due November 2005	$3,699,137
Loan payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets of $3,110,259, due April 2006	$1,849,568
Loan payable to a bank, interest rate of 7.254% per annum, secured by leasehold land and fixed assets of $1,224,636, due September 2006	$616,523
Loan payable to a bank, interest rate of 7.254% per annum, secured by leasehold land and fixed assets of $718,272, due September 2006	$207,152
Loans Payable - Short Term Subtotal		$6,988,903
Total Current Liabilities		$31,971,386

The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division.

As of September 30, 2005, Dragon had outstanding short-term loans (less than one year term) totaling $6.99 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division.

Long-term Liabilities:

At September 30, 2005, Dragon had long-term liabilities of $35,672,354 as follows:

Long-term accounts payable		$21,729,744
Long-term retirement benefits		$712,030
Loan Payable – Long Term
Loan payable to a bank, interest rate of 5.76% per annum, secured by fixed assets of $9,724,355, due November 2006	$6,448,829
Loan payable to a bank, interest rate of 6.039% per annum, secured by leasehold land and fixed assets of $3,773,926, due April 2007	$6,781,751
Loan Payable – Long Term		$13,230,580
Total Long-term Liabilities		$35,672,354

As of September 30, 2005, the Company had long-term retirement benefits of $0.71 million, which was incurred in July 2003 when Shanxi Weiqida acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees during July 2003. The Company is required to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8.90 million, which approximated the appraised value of the land. As of September 30, 2005, Shanxi Weiqida had employed 655 former employees, and 236 former employees have retired. Shanxi Weiqida has calculated the related asset value by computing the net present value of the future expected payments to the remaining 163 employees assuming an interest rate of 3%. As of September 30, 2005, 163 former employees of Datong Pharmaceutical remained as the obligation of Dragon.

Dragon had long-term loans payables (one to two years) totaling approximately $13.23 million of which $6.45 million which will be due November 2006 and $6.78 million due April 2007, in addition to long-term account payables of $21.73 million which will become due between June 2007 and December 2008.

During the nine months ended September 30, 2005, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  The Company had anticipated that it would increase its production level through an equity financing.  However, as discussed below, the anticipated financing has taken longer than expected.  As a result, Dragon was not able to increase its production level as quickly as anticipated.  However, during July 2005, Dragon was able to increase its production level of 7-ACA, one of the key products of the Chemical Division, from 30% to 80% and believes that its sales of the Chemical Division will increase.  In addition, certain vendors of Shanxi Weiqida have agreed to convert a total of $9.92 million receivables into Dragon common stock upon the acceptance by Dragon.  Finally, in August 2005, Dragon received verbal approval of an approximately $3.6 million loan subject to completion of loan agreements.  Dragon intends to seek additional equity to improve its financial position.

Further, as previously announced, Dragon intended to seek up to $25 million through the sale of its equity securities to accredited investors on a private basis.  The process to raise additional capital has taken longer than anticipated.  However, Dragon is in discussions with certain institutional investors who may be interested in investing in Dragon.  No assurance can be given that Dragon will be able to raise additional capital through the sale of its equity securities The Company has taken steps to improve its negative working capital and liquidity position and believes that it will be successful. However, no assurance can be given that Dragon will be successful in completing its plan. In the event the Company is not successful in improving its negative working capital and liquidity position, the Company may required to reduce its operations or take other alternatives. Accordingly, Dragon's business and operations will be adversely affected.

Restatement

As a result of a review of its accounting policies and applicable accounting pronouncements, the Company has concluded that the reduction of a future retirement benefit obligation related to the acquisition of a land use right from a former state-owned enterprise in China by Oriental Wave Holding Limited (“Oriental Wave”) in July 2003, should have been accounted for as a reduction to the recorded cost of the land use right instead of as a non-operating gain from extinguishment of debt, as previously disclosed in Oriental Wave’s 2004 financial statements. As a result, Oriental Wave’s 2004 financial statements have been restated to reflect such change in accounting treatment.

The reduction of the future retirement benefit obligation during 2004, totaling $1,135,238 million, which was recognized as a non-operating gain, has been recorded as a reduction to the cost of the land use right, resulting in a reduction of depreciation expense of $11,352 during 2004.. The Land Use Rights have been further reduced by $28,149 during the period ended September 30, 2005 and, o n a going forward basis, any similar reduction of the retirement benefit obligation will be treated as a reduction to the recorded cost of the land use right.

Since Oriental Wave’s 2004 financial results became the opening balance of Dragon’s 2005 financials due to the reverse merger in January 2005, the Company has also restated its financial statements for the three months ended March 31, 2005 to reflect the impact from the restatement of Oriental Wave’s 2004 financial statements. As a result of this restatement, Dragon’s net income for the three months ended March 31, 2005 increased by $5,676 to $1,240,756, and total assets decreased by $1.12 million to $96.15 million at March 31, 2005, equivalent to 1.15% of total assets prior to the restatement. Earnings per share of $0.02 did not change for the three months ended March 31, 2005.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of our third fiscal quarter pursuant to Exchange Act Rule 13a-15(b)), and concluded that Dragon’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Dragon’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including Dragon’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that Dragon’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Dragon within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 12, 2005, we held our annual meeting of shareholders. The following proposals were presented and adopted by our shareholders.

Proposal	For	Against	Abstain

1. To elect directors to serve for one-year terms or until their successors have been elected and qualified:
Mr. Yanlin Han	54,694,704		124,002
Mr. Zhanguo Weng	54,694,704		124,002
Ms. Xumei Liu	54,767,954		50,752
Dr. Alexander Wick	54,696,704		122,002
Dr. Yiu Kwong Sun	55,767,954		50,752

2. To amend the Company's Certificate of Incorporation to remove Article VII which sets forth the number of directors to be more than one and less than five.	54,709,735	88,383	20,588

3. To amend the Company's By-laws to set forth the range in number of directors between one and eleven with the exact number to be determined by the Board of Directors	54,717,821	88,087	12,798

4. To approve the 2005 Stock Option Plan	48,657,191	382,573	30,400

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

Exhibits.

Exhibit No.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGON PHARMACEUTICAL INC.
(registrant)

Date: November 10, 2005	/s/ Yanlin Han

Yanlin Han

Chief Executive Officer

Dated: November 10, 2005	/s/ Garry Wong

Garry Wong

Chief Financial Officer

