Form 10KSB
period 2005-12-31
DRAGON PHARMACEUTICAL INC
filed 2006-04-03
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2005
                         Commission File Number 0-27937

                           Dragon Pharmaceutical Inc.
                           --------------------------
                      (Exact name of small business issuer)


                 Florida                                         65-0142474
                 -------                                         ----------
(State of other jurisdiction of incorporation or              (I.R.S. Employer
               organization)                              Identification Number)

                       650 West Georgia Street, Suite 310
                       Vancouver, British Columbia V6B 4N9
                       -----------------------------------
                    (Address of Principal Executive Offices)

                              www.dragonpharma.com
                              --------------------
                         (Registrant's Internet Address)

                                 (604) 669-8817
                                 --------------
               (Registrant's telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ------      -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell Company:  Yes     No X
                                                                      ---    ---

Our revenues for the year ended December 31, 2005 was $56,237,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of March 15, 2006 was $10,773,120.

The number of shares outstanding of the issuer's common stock as of March 15, 2006, was 62,878,004.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:   Yes          No.   X
                                                     -----        -----



                                TABLE OF CONTENTS



PART I              .........................................................................................3

         ITEM 1.        DESCRIPTION OF BUSINESS..............................................................3

         ITEM 2.        DESCRIPTION OF PROPERTY.............................................................21

         ITEM 3.        LEGAL PROCEEDINGS...................................................................22

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................22

PART II             ........................................................................................22

         ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................22

         ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................23

         ITEM 7.        FINANCIAL STATEMENTS................................................................28

         ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE..............57

         ITEM 8A.       CONTROLS AND PROCEDURES.............................................................57

         ITEM 8B.       OTHER INFORMATION...................................................................58

PART III            ........................................................................................58

         ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................................58

         ITEM 10.       EXECUTIVE COMPENSATION..............................................................61

         ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                        RELATED STOCKHOLDER MATTERS.........................................................62

         ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................64

         ITEM 13.       EXHIBITS ...........................................................................65

         ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES..............................................68


                                       2

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception, has a substantial amount of liabilities, and has recently completed its acquisition of Oriental Wave Holding, Ltd., all of which factors are set forth in more detail in the sections entitled "Item 1. Business Risks Associated With Dragon Pharmaceutical" and "Item 6. Management's Discussion and Analysis or Plan of Operation" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

     As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

     We are a diversified pharmaceutical company with three key business units consisting of a Chemical division for bulk Active Pharmaceutical Ingredient
(API) and pharmaceutical intermediates, a Biotech Division for biologics and a Pharma division for formulated generic drugs, such as powder for injections and oral formulations.

     Dragon currently has four production facilities in Datong, China, including three GMP production facilities certified by Chinese State Food and Drug Administration ("SFDA") : a pharmaceutical facility with a capacity of producing tablets, capsules, powder for injectables and suppositories, one biotech facility producing Erythropoietin ("EPO") injectables and one chemical facility producing bulk clavulanic acid. The fourth facility produces bulk 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and no GMP is required for the production facility. The Company now has 329 drugs approved by the Chinese SFDA of which 101 are sold in the Chinese markets while products from the Chemical and Biotech division are also sold in selected international markets.

     As discussed below, the Company completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") on January 12, 2005 which transformed us from a single product company into a diversified pharmaceutical company with three key business units consisting of a Biotech Division for biotech products, a Chemical division for bulk pharmaceutical intermediate and API and a Pharma division for formulated generic drugs, such as powder for injections and oral formulations.

     The Company's headquarters, located in Vancouver, accommodates corporate functions such as financial reporting, SEC compliance, corporate finance, investor relations, international sales and marketing and regulatory affairs for international product approval. The Company also has a Corporate office in Beijing, China to manage all the businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management. Through the acquisition, the Company has significantly increased the size of operations through Oriental Wave with approximately 1,800 employees, over 1,200 contract sales representatives in China, and approximately 63 key products in 101 different dosages and presentations currently in the market. The Company maintains a sales network of over 1,200 sales representatives in 63 contracted sales offices throughout China for Pharma products sales and marketing, while it uses a direct sales model through the in-house sales department to sell Chemical products to other domestic and international pharmaceutical companies.

Corporate History

     The Company was originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses. On August 17, 1998, the Company acquired Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech owns certain technology used to enhance the efficiency of producing EPO. On September 21, 1998, First Geneva Investments changed its named to Dragon Pharmaceutical Inc.

     On January 12,  2005,  we  completed  the  acquisition  of  Oriental  Wave.
Oriental Wave is principally engaged in the production and sale of pharmaceutical products. In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively own 70.78% of our outstanding shares. The acquisition of Oriental Wave allows us to expand our range of products, leverage both companies' marketing networks in China and in international markets, and improve our ability to execute our combined business strategy.

     Oriental Wave, incorporated in the British Virgin Islands, is a holding company of Shanxi Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida"), a China based pharmaceutical company engaged in the production, marketing and sale of pharmaceutical intermediates, active pharmaceutical ingredients and generic formulation drugs.

Significant subsidiary

     Shanxi Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida") was primarily formed and organized through the acquisition of assets from three Chinese companies. Two of these acquisitions were completed out of bankruptcy procedures of state-owned pharmaceutical companies.

     Shanxi Weiqida was formed in January 2002 as a Chinese domestic company. At the time it was established, Shanxi Weiqida acquired, for no cost, from Shanxi Tongling Pharmaceutical Co., Ltd., or Shanxi Tongling, all drug production permits, and product licenses of Datong No. 2 Pharmaceutical Factory, or Datong No. 2 Pharmaceutical. The assets of Datong No. 2 Pharmaceutical were acquired by Shanxi Tongling in June 2001 out of bankruptcy for RMB 42.3 million, or approximately $5.1 million. Shanxi Tongling was founded in 1994 by Mr. Han, our current Chief Executive Officer.

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

     In September 2002, Shanxi Weiqida acquired out of bankruptcy all assets of Datong Pharmaceutical Factory, or Datong Pharmaceutical, a state-owned enterprise, including the land use rights of Datong Pharmaceutical. Pursuant to the acquisition agreement entered into with the Datong Economic Committee of the Datong Municipal Government, Shanxi Weiqida acquired the assets in consideration for assuming all liabilities related to the employees of Datong Pharmaceutical. The agreement requires Shanxi Weiqida to pay the former employees of Datong
Pharmaceutical certain minimum wages and health care costs until the date of their re-employment, retirement or death, whichever occurs first. Shanxi Weiqida has arranged for the re-employment or retirement of approximately 85% of the Datong Pharmaceutical employees.

     In February 2003, Shanxi Weiqida commenced construction of a Clavulanic acid manufacturing facility, which was completed in August 2003. Pilot production began in August 2003 and full-scale production began in January 2004. Construction of Shanxi Weiqida's 7-ACA workshop was completed in December 2003 and pilot production of 7-ACA commenced on July 1, 2004. In July 2005, the Company started to ramp up the production.

     As a result of the acquisitions and expansions described above, Shanxi Weiqida has developed into a comprehensive, integrated GMP certified pharmaceutical and development company. Shanxi Weiqida owns production capabilities to manufacture both pharmaceutical drugs and bulk pharmaceutical API and pharmaceutical intermediates through its Pharma Division and Chemical Division. In its 258,300 square feet manufacturing campus, the Pharma Division operates one powder for injection workshop, one general formulation workshop and one sterilized bulk drug workshop. In its 818,100 square feet manufacturing campus, the Chemical Division produces Clavulanic Acid and 7-ACA.

     In August, 2005, the Company closed its Biotech production facility in Nanjing, China and started the relocation of the Biotech production facility to a site next to the Chemical Division campus in Datong, China. The new Biotech production facility was completed at the end of December, 2005 and the Company received the GMP certification for this new facility from the Chinese SFDA on December 29, 2005. It is expected that production at this new facility will begin during the first quarter of 2006.

     Shanxi Weiqida's head office is located in a special economic region in China. According to the tax laws for foreign enterprises, Shanxi Weiqida was granted a two-year national income tax exemption beginning in the first year after it became profitable and a 50% national income tax reduction for the following three years. Shanxi Weiqida became profitable in 2003. According to the current tax policy, the applicable tax rate for Shanxi Weiqida for 2005, 2006 and 2007 is 18%.

Business Segments

     The Company operates three key business units consisting of a Chemical division for bulk pharmaceutical API and intermediate such as Clavulanic acid and 7-ACA, a Pharma division for formulated drugs, including prescription drugs, over-the-counter drugs, and sterilized bulk drugs and a Biotech division for biologics products, such as Erythropoietin or EPO.

Chemical Division

     The Chemical Division's facilities are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The Chemical Division produces the bulk pharmaceutical intermediates and API to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic acid and 7-ACA for both Chinese and international markets. The designed production capacity for Clavulanic Potassium and 7-ACA were 30 tons and 400 tons respectively. After the Company's investment in the process optimization and technology improvement, the current production capacity reaches 50 tons and 600 tons for Clavulanic Potassium and 7-ACA respectively. The production for Clavulanic Acid was started in January 2004 and the production of 7-ACA was started in July 2004. One of the key products in Chemical Division is Clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics. Dragon is currently the only producer of Clavulanic acid in China. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 600-ton production capacity of 7-ACA positions Dragon among the main producers in the world. The export of 7-ACA to India commenced in 2004. In 2004, Dragon's Chemical Division entered into a 3-year long term supply agreement with a large Indian pharmaceutical company and the Company currently set a target to sell 50% of production to the Indian market. The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic acid downstream bulk products, and to apply for approvals in the US and EU to enter into European and North American markets.

     On June 30, 2004, the Company also entered a non-binding letter of intent with an arm's length customer to provide this customer with third party manufacturing services for the production of Abamectin, an antibiotics used in agriculture. The production facility was completed by the customer but the customer is in the process of reconsidering the product portfolio to be produced in such facility due to the market condition of Abamectin. It is expected that the production in such facility will be delayed towards the end of 2006.

Pharma Division

     The Pharma Division's operations are located in the Datong Economic and Technology Development Zone, Datong City, Shanxi Province, China. Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Pharma Division currently holds approximately 319 product approvals from SFDA, of which only 85 prescription, over-the-counter and sterilized bulk products in different dosages and presentations are currently commercialized in China. At the end of December, 2005, the Company completed a new workshop for the freeze-drying of temperature sensitive pharmaceutical products. Among these products is Levofloxacin, a product marketed by the Company whose production was outsourced to a third party contract manufacturer. The Pharma Division operates its business strategies to focus on the expansion and development of the Chinese market by managing its product portfolio and selecting potential products for commercialization.

Biotech Division

     The Biotech Division's facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005. The new EPO production site is adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities. The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. In the new facility, it is anticipated that the capacity for bulk EPO will be doubled to 120 grams and the capacity for sterile vialing will be tripled to 5 million vials. The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development. Dragon's Biotech Division develops, manufactures and markets generic EPO with China and developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador,

Trinidad-Tobago, Dominican Republic and Kosovo. Currently, Dragon's EPO is sold only in countries where there is no patent protection. In the past, Dragon was preparing to enter the European market with a new EPO product under development in Austria. However, in January 2006, the Company sold the development contract with the Austrian partner to a related party for $1 million cash and assumption of all obligations under the contract. (See "Certain Relationship And Related Transactions")

     The Biotech Division operates its business strategies to increase market share through the integration of its sales network with the Pharma division and to increase the sales in surgical usage as one of the two approved surgical indication suppliers.

Products

The following table describes the top five products of the Company in terms of revenue contribution.

No.     Drug Name       Category                Presentation    Treatment                  % of 2005 Revenues
---     ---------       --------                ------------    ---------                  ------------------

1.      7-ACA           Pharmaceutical          Bulk            An intermediate for              32.35%
                        Intermediate                            Cephalosporin  antibiotics.


2.      Clavulanic      API                     Bulk            For use together with            16.25%
        Acid                                                    antibiotics to make the
                                                                antibiotics more effective
                                                                and longer-lasting

3.      EPO             Biologic                Injectable      For use in the treatment of:      6.80%
                                                                anemia caused by chronic renal
                                                                failure, and surgery

4.      Mezlocillin     Penicillin              Power for       For use in the treatment of:      6.09%
                                                injection       Febrile, granulocytopenic cancer
                                                                patients

5.      Sulbactam       Penicillin              Powder for      For use in the treatment of       4.89%
        Amoxicillin                             injection       infections of the lungs throat,
                                                                sinuses, kidneys, bladder and
                                                                skin.

        Total                                                                                     66.38%



Pharma Division

     The Company, through Shanxi Weiqida, owns approximately 319 product licenses and permits issued by the SFDA in eight presentation formats: 133 types of tablets, 15 types of granules, 10 types of suppositories, 23 types of capsules, 76 types of powders for injection, 18 types of bulk pharmaceutical chemicals, and 44 types of injectables. In 2005 the Company produced and marketed 85 of the possible 319 products it was entitled to sell.

     The  Pharma   Division   of   operates   in  both  the   prescription   and
over-the-counter   pharmaceutical   market  segments.   It  primarily   produces
anti-microbial drugs that fall within the anti-infectious and synthetic anti-bacterial segments. The following chart shows the categories of drugs produced by the Pharma Division.




                                                  Antimicrobial
                                                        |
                                                        |
                                                        |
         --------------------------------------------------------------------------------------------------
        |                 |                    |                  |                    |                   |
        |                 |                    |                  |                    |                   |
Anti-infection      Synthetic               Others                Anti-           Anti-fungi           Anti-viral
    Drugs(1)     Anti-bacteria(1)                            mycobacteria            Drugs               Drugs

        |                 |
        |                 |
        |                 '-----------------------------------------------------
        |                                                                       |
        |                                                                       |
        |-----Penecillins (1)------------------ Sulbactam Amoxicillin (1)       |---- Sulfonamides
        |                                 |                                     |
        |                                 |                                     |
        |                                 |---- MezlocilLin (1)                 |---- Quinolones (1) ---------- Levoflaxin (1)
        |---- Cephalosporins(1)------     |                                     |
        |                            |    |                                     |
        |                            |    |---- Cloxacillin (1)                 |---- Nitroimidazoles (1)------ Metronidazole (1)
        |                            |    |                                     |
        |---- Aminoglycosides        |    |                                     |
        |                            |    |---- Ampicillin Cloxacillin (1)      '---- Nitrofurans
        |                            |    |
        |                            |    |
        |---- Amphenicols            |    |---- Amoxicillin
        |                            |    |
        |                            |    |
        |                            |    |---- Phenoxvnethu Penicillin Pottasium (1)
        |---- Tetracylines           |    |
        |                            |    |
        |                            |    '---- Amoxicillin Clavulanate Potassium (1)
        |                            |
        |---- Macrolides(1) ------   |
        |                         |  |--------- Ceftriaxon (1)
        |                         |  |
        |                         |  |
        |                         |  |--------- Cefadroxl (1)
        |                         |  |
        |                         |  |
        |                         |  '--------- Cefotaxime Sodium (1)
        |                         |
        |                         |
        |                         '------------ Roxithromycin (1)
        |
        |
        '----- Others(1)-----------
                                   |
                                   |
                                   '----------- Fosformycin Sodioum (1)

(1)  Products produced by Shanxi Weiqida



Chemical Division

     The Chemical Division currently produces Clavulanic acid and 7-ACA. Clavulanic acid is used together with antibiotics to make the antibiotics more effective and longer-lasting. 7-ACA is an intermediate which is converted into active pharmaceutical ingredients to produce Celphalosporin antibiotics.

     Clavulanic acid. Beta-lactam antibiotics, such as the penicillins and cephalosporins, act by disrupting the development of bacterial cells walls thus causing the disintegration of the bacteria. However, some bacteria have acquired the genes to produce enzymes which inactivate this mode of action - so called beta-lactamases and thus drastically reducing the efficacy of this class of antibiotics. Clavulanic acid acts to inhibit the effectiveness of bacterial beta-lactamases since they are much more inclined to bond to Clavulanic acid than to beta-lactam antibiotics. In this way, bacterial beta-lactamases miss their target and the antibiotic has free access to the bacterial wall which it affects.

     The Company's Clavulanic acid technology and production process was licensed and transferred from Alpha Process Trust Reg., or Alpha Trust. With the commencement of the production of Clavulanic acid in January 2004, the Company became the first commercial scale producer in China. By being the first producer in China, the Company believes it has a competitive advantage over other manufacturers to fulfill demands for Clavulanic acid domestically as well as internationally.

     7-ACA.7 -ACA is made from Cephalosporin C and is a key intermediate for synthesizing cephalosporin antibiotics, the a-lactam antibiotics family. Target the synthesis of peptidoglycan layer of the bacterial cell wall. Produced by the fermentation of a filamentous fungus (Cephalosporium acremonium now known as Acremonium chrysogenum), cephalosporin C in the fermentation broth is isolated from the biomass by filtration. The strongly hydrophilic Cephalosporin C is purified by laborious adsorption and ion exchange steps. Cephalosporin C can be a free acid or a salt (sodium, potassium or zinc). The conversion of Cephalosporin C to 7-ACA has 2 methods, chemical process, and enzymatic process. The Company adopts the chemical process in the conversion of Cephalosporin C.

Biotech Division

     The Company's primary product of the Biotech division is EPO, a glycoprotein that stimulates and regulates the rate of formation of red blood cells. In adult humans, EPO is produced by the kidneys and acts on precursor cells to stimulate cell proliferation and differentiation into mature red blood cells. Kidney disease and chemotherapy or radiation therapy for treating cancer may impair the body's ability to produce EPO and, in turn, reduce the level of red blood cells to less than one-half that of healthy humans. The shortage of red blood cells leads to insufficient delivery of oxygen throughout the body. The result is anemia, which symptoms include fatigue and weakness.

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

     While EPO has been tested to be effective in treating anemia, there are other drugs and treatments currently that exist or are in development that can treat anemia. These alternative drugs or treatments could be proven more effective, less expensive or preferable to customers than EPO. The inability of EPO to compare favorably to these alternative drugs could have an adverse affect on our business.

Sales and Marketing

     Sales from the Pharma Division are made solely in China and from the Chemical and Biotech Divisions in China and overseas. The table below sets forth the Company's sales by product segments:


                                                2004                   2005
------------------------------------ ------------ --------- ------------ -------
                                     $ Million    %         $ Million    %
------------------------------------ ------------ --------- ------------ -------
Pharma Division

China                                24.77        100%      25.08        100
International (outside of China)     -

Chemical Division

China                                2.80         66%       17.69        65%
International (outside of China)     1.45         34%       9.64         35%

------------------------------------ ------------ --------- ------------ -------
Biotech Division

China                                -                      3.02         79%
International                        -                      0.81         21%

------------------------------------ ------------ --------- ------------ -------
Total                                29.02        100%      56.24        100%

     All above sales of the Pharma Division and the Chemical Division were made in China. The Company expects to add international sales in the coming futures as the Company is actively exploring the unregulated markets, such as India and other developing countries, for the Chemical division products and will eventually extend its market coverage to regulated markets such as Europe and North America.

     During  2004  and  2005,  sales to the  Company's  five  largest  customers accounted for approximately 12.4% and 32.9% of the Company's sales, respectively; while sales to the Company's largest customer accounted for approximately 2.7%% and 11.9% of the Company's sales, respectively. Currently, except for the Aurobindo Biopharma contract, the Company has historically made its sales through purchase orders and not through long-term contracts.

Sales Models

     The Company maintains different sales and distribution models for the Pharma, Biotech and Chemical Divisions. For the Pharma and Biotech Divisions, the Company sells through sales agents or its 63 sales offices throughout China. Each sales office is managed by a Sales Manager employed by the Company, who is responsible for marketing, promoting and selling the division's products as well as managing sales representatives. The Company has over 1,200 sales representatives located throughout China. These sales representatives pay regular site visits to pharmacy wholesalers and retailers, hospitals and distributors to conduct market research, gather opinions on products and promote the Company's products.

     For the Chemical Division, the Company uses a direct sales model with sales made through the sales department located in Datong City. The customers for the Chemical Division are other pharmaceutical companies which will use the products for further processing and formulation.

Pricing Policy

     Approximately 46 out of the 89 products from the Pharma Division and Biotech Division of the Company, accounting for approximately 34% of 2004 company total sales and 27% of 2005 company total sales, are subject to retail price controls imposed by the government administration authorities or other relevant authorities in China. The main objective of price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive increases in the prices of pharmaceutical products. The Company's products from Chemical Division are not subject to retail price control and are market-priced products.

Facilities

     The Company has a headquarters in Vancouver, Canada to provide certain corporate functions of the Company, such as Finance, Investor Relations, International Regulatory Affairs and International marketing. The Company has one manufacturing facility for the Pharma Division and two manufacturing facilities for the Chemical Division in Datong. China. The Company's biotech facility was originally located in Nanjing, China but was closed in August, 2005 and relocated to Datong, China.

     Company's manufacturing facility of the Pharma Division has a size of approximately 258,300 square feet and is located in the Datong Economic and Technology Development Zone in Datong City, Shanxi Province of China. This fully-integrated facility includes an office building, three production workshops (formulation drugs, sterilized bulk drugs and powder for injections) that house a total of eight production lines (four in the formulations workshop, one in the sterilized bulk drugs workshop and three in the powder for injections workshop), utility infrastructure, quality assurance and quality control and warehouse area. The Company holds the land use right for this facility until June 2047.

     Company's Chemical and Biotech Division facilities are also located in Datong City. This campus, with a total area of approximately 947,200 square feet, houses the Clavulanic acid production facility, power, boiler, steam and water facilities and 7-ACA production facility and EPO production facility. The land use right for this facility expires in August 2053.

     All manufacturing facilities of the Company that are required to be GMP certified, have been certified under current Chinese regulations. Company's GMP certificate for the Pharma Division facility will expire and is subject to recertification in August 2008 and the GMP certificate for the Clavulanic acid facility of the Chemical division will expire and is subject to recertification in January 2009. The Company was granted the GMP certificate for its biotech facility on December 29, 2005. Such GMP certificate will expire and is subject to recertification in December 2010. The 7-ACA facility does not need to be GMP certified. All the facilities of the Company have been designed to meet potential production demands into the foreseeable future.

Competition

Chemical Division

     Clavulanic acid. The world production of Clavulanic acid is dominated by manufacturers located in Europe. Among them, Lek Pharmaceutical and Chemical Company of Slovenia, SmithKline Beecham Pharmaceuticals of Britain, Deva Holding A.S. of Turkey, Amifarma S.L. of Spain and DSM of the Netherlands, are the leading manufacturers of Clavulanic acid.

     There are currently only four companies that obtained the product approval of bulk Clavulanic acid in China. The Company is currently the only manufacturer of such product in China. However, it is expected that Zhangjiakou International

Pharmaceutical, Shanghai Antibioticos and Zhuhai Lianbang Pharmaeutical will enter the Chinese market during 2006.

     7-ACA

     Production  of 7-ACA  is  concentrated  among a few  European  and  Chinese manufacturers. The Company will face significant competition from these companies. The Company's competitors include Antibioticos, a subsidiary of the Fidia Group of Italy and Biochemie, a subsidiary of Novartis of Switzerland. In addition, in the Chinese market there are four leading Chinese manufacturers:
China Pharmaceutical, Shangdong Lukang Pharmaceutical, Fuzhou Pharmaceutical and Harbin Pharmaceutical.

Pharma Division

     The world market for anti-infectious drugs is highly competitive and producers in this market include some of the largest pharmaceutical companies, including Pfizer Inc., GlaxoSmithKline, Schering-Plough, Abbott Laboratories and Sandoz.

     There are numerous pharmaceutical manufacturers of anti-infectious drugs in China. The top four producers are Harbin Pharmaceutical Group Holding Co., Ltd., Shijiazhuang Pharmaceutical Group Co., Ltd., Shanghai Pharmaceutical Co., Ltd. and North China Pharmaceutical Co., Ltd. All these companies or their affiliates are publicly traded companies listed on the Shanghai or Hong Kong stock exchanges. All of these competitors are substantially larger than the Company as they were all state-owned enterprises before becoming public and some of them are still partially owned by the Chinese government. These larger competitors may enjoy the benefits of economies of scale and therefore be able to afford to sell competing products at lower prices than the Company. This may have an adverse effect on the Company's profitability.

Biotech Division

     We have estimated that the world market for EPO to be approximately $9 billion in annual sales and believe the market is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

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

     In addition to these international drug companies, we are competing with existing and potential Chinese producers such as Sunshine SS Pharma and Sinogen. Many of our competitors may have greater financial, technical and manufacturing resources than we have. These resources would allow our competitors to respond more quickly to new or emerging advances in the drug industry and to devote greater resources to the development, promotion and sale of their products.

     Potential competition in the EPO market includes other products or technologies that are successful in treating anemia. Amgen has sole right to Novel Erythropoiesis Stimulating Protein, a second-generation EPO molecule that will pose serious competition to the existing products because it offers the possibility of less frequent dosing (i.e., once a week rather than three times a week).

     In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that could increase their ability to reach customers in the Chinese market. Such existing and future competition could affect our ability to penetrate the Chinese market and generate sales. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a material adverse effect on our business.

Intellectual Property, Government Approvals and Regulations

Intellectual Property

     The Company, through its subsidiary, Shanxi Weiqida, has 15 registered trademarks and has applied for registration of another 19 trademarks in China. The Company has not applied to patent any of its products, techniques or procedures.

     Other than obtaining product protection from the SFDA for each of the new products developed, The Company does not have any other measures to prevent any infringement of its intellectual property rights. Currently, three of the Company's manufactured pharmaceutical products, is entitled to protection with which the SFDA will not issue additional drug permits other than those already issued during the protection period. The following table illustrates our products with protection period and their respective expiration dates.


Product Name                                                      Expiration
----------------------------------------------------------------- --------------
Levofloxacin Hydrochloride for Injection                          May 2006
Sulbactan Sodium Amoxicillin Sodium for Injection                 April 2006
Mezlocillin Sodium - Sulbactam Sodium for Injection               December 2009


Regulation of the Chinese Pharmaceutical Industry

     The  modernization  of  regulations  for  the  pharmaceutical  industry  is relatively new in China and the manner and extent to which this industry is regulated will continue to evolve. As a pharmaceutical company, Shanxi Weiqida is subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China. Additionally, Shanxi Weiqida is subject to varying degrees of regulation by governmental agencies in China.

     Principal supervisory authority in the industry. SFDA is the principal supervisory authority in the pharmaceutical industry in China. It was established in March 2003 on the basis of the former State Drug Administration of China, which was established in March 1998. The SFDA is responsible for the administrative and technological supervision of the research, production and trading of pharmaceutical products and the consolidated supervision of the safety management of food, health care and cosmetic products.

     Certificates, permits and licenses for pharmaceutical manufacturing and trading enterprises. A pharmaceutical production enterprise or pharmaceutical trading enterprise must apply for the relevant permit from the relevant regulatory department in China. The Industry and Commerce Administration
Department will issue a "business license" only after the pharmaceutical regulatory department has considered the application and approved the issue of a "pharmaceutical production permit" or "pharmaceutical trading permit". Such permits are valid for a period of five years and application for renewal must be made six months prior to its expiry date. A new permit will be issued after reassessment, examination and approval by the relevant pharmaceutical regulatory department.

     Good Manufacturing Practices ("GMP"). GMP is a set of standards in respect of quality management of the manufacturing of pharmaceutical products which is promoted by the World Health Organization ("WHO"). These are applicable to the entire pharmaceutical production process and the key working procedures for the production of raw materials which affect the quality of finished medicine products. Many countries have formulated their own requirements for GMP based on the GMP promoted by WHO. The Administration Center of Pharmaceutical Certification of the SFDA is responsible for pharmaceutical GMP certification in China. A GMP certificate is valid for a term of five years and application for renewal has to be submitted three months prior to its expiration date.

     Registration of pharmaceutical products. All pharmaceutical products proposed to be sold in China (including previously unapproved drugs, changes in the form or method of administration of previously approved drugs and imported pharmaceutical products) are required to be registered and obtain an approved pharmaceutical number granted by the SFDA. The procedures for applying for registration of pharmaceutical products can be generally divided into the following stages:

     o after completion of the pre-clinical research of the new medicine, application for registration of the new medicine must be submitted to the drug regulatory authorities at the provincial level for review. The drug regulatory authorities at the provincial level, after completion of its review, may submit its opinion and report to the SFDA for review;

     o if all the requirements are complied with, the SFDA will issue a notice of acceptance and proceed with its assessment on whether to grant the approval for conducting the clinical research on the new medicine;

     o after obtaining the approval for conducting the clinical research by the SFDA, the applicant may proceed with the relevant clinical research (which is generally divided into three phases) at institutions with the appropriate qualifications;

     o after completion of the relevant clinical research, the applicant must submit its clinical research report together with the relevant supporting documents to the drug regulatory authorities at the provincial level and provide the raw materials of the new medicine to the China Examination Bureau of Pharmaceutical and Biological Products (the "China Examination Bureau");

     o the China Examination Bureau will arrange for the conduct of examination of the raw materials supplied by the relevant medicine examination institutes which will then issue the examination result report;

     o the drug regulatory authorities at the provincial level must then review the relevant documents, conduct site inspection, exam samples and, thereafter, submit its opinion, inspection reports and other application materials to the SFDA for review; and

     o if all the regulations are complied with, a certificate of new medicine and a pharmaceutical approval number (if the applicant has a valid Pharmaceutical Products Production Permit and the requisite production conditions for the new medicine) will be granted by the SFDA.

     Prescription medicines and over-the-counter medicines. Prescription medicines must be dispensed, purchased and taken with the prescription of practicing doctors or assistant doctors. Purchase of over-the-counter medicines do not require doctors' prescriptions and can be dispensed, purchased and taken by users. The SFDA is responsible for the selection, approval, publication, and revision of the over-the-counter medicine catalogue.

     Wholesalers of prescription and over-the-counter medicines and retailers of prescription and over-the-counter type A medicines must hold a "pharmaceutical trading enterprise permit". Commercial entities may engage in the retail of over-the-counter type B medicines subject to the approval of the provincial pharmaceutical regulatory authorities or their delegated bureaus. Prescription medicines may be advertised only in medical journals and over-the-counter medicines may be advertised in the mass media.

     Import and export restriction. Imported pharmaceutical products are required to meet certain safety and quality standards set by the Chinese government. In addition, these products should have been approved for sale in the country or region where they are manufactured. If the products are not approved in the foreign countries, they can be imported only subject to the approval from the SFDA. The export of pharmaceutical products when there is shortage of supply in China may be restricted or prohibited.

     Price control. In July 2000, in order to enhance market competition of the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the PRC promulgated a new policy in respect of reforming the price control of pharmaceutical products in China. According to the policy, the price of pharmaceutical products is subject to the control of the price supervising bureau at state and provincial levels. The bureau generally classifies pharmaceutical products into two groups: (1) government-pricing pharmaceutical products; and (2) market-pricing pharmaceutical products.

     Pharmaceutical products where prices are determined by National Development and Reform Commission of the PRC are limited to Category A pharmaceutical products listed in Medicine Catalogue of National Basic Medical Insurance and pharmaceutical products with monopolistic attributes (including anaesthetic medicines, certain type of psychiatric medicines, vaccines and contraceptive drugs). The price of Category B pharmaceutical products listed in the Medicine Catalogue of National Basic Medical Insurance are determined by the price supervising bureau at the provincial level according to the price determination policies adopted by the Central Government.

     On November 21, 2000, the former State Development and Planning Commission of the PRC promulgated Notice Regarding Rules on Application for Approval for the Prices of Pharmaceutical Products set by the PRC Government, stating that:

     (i) for all pharmaceutical products first launched in China as listed in the price index of the State Development and Planning Commission of China, drug manufacturing enterprises are required to submit their price-setting applications to the price supervising bureau at the provincial level. The provincial price supervising bureau would then transfer such applications to the former State Development and Planning Commission of the PRC after review for further approval;

     (ii) for all new pharmaceutical products first launched in China as listed in the price index of the provincial government, drug manufacturing enterprises are required to submit their price-setting applications to price supervising bureau at the provincial level;

     (iii) for the patented pharmaceutical products, Categories 1 and 2 new pharmaceutical products not listed in Medicine Catalogue of National Basic Medical Insurance, after trial production in China, drug manufacturing enterprises are required to submit their price-setting applications to the price supervising bureau at the provincial level for preliminary approval when they make applications for formal production. Then the provincial price supervising bureau would then transfer such applications to the former State Development and Planning Commission of the PRC to determine the price;

     (iv) for the patented pharmaceutical products, Categories 1 and 2 pharmaceutical products not listed in Medicine Catalogue of National Basic Medical Insurance, which are not required to be carried out trial production in China, drug manufacturing enterprises are required to submit their price-setting applications to the price supervising bureau at the provincial level for approval after one year from obtaining of the production approval or the first import permit. Then the provincial price supervising bureau would then transfer such applications to the Economic Planning Commission of China for further approval; and

     (v) for all pharmaceutical products currently sold in China market as listed in The Price Index of the Provincial and the State Development and Planning Commission of China, before new prices are set by the relevant price supervising authorities according to the market survey information, drug manufacturing enterprises can sell their products at the then prevailing price.

     Approximately 46 out of the 89 products from the Pharma Division and Biotech Division of the Company, accounting for approximately 34% of its 2004 sales and 27 % of its sales of 2005, are subject to government imposed retail price controls in China. If manufacturing costs increase for products of the Company that are subject to price ceilings, and the retail price for those products is not adjusted upwards, the Company's profitability may be adversely affected.

     Reimbursement. Only those drugs that appear on the provincial and municipal reimbursement lists are covered by the national medical insurance system, which may favor locally-manufactured products as they may be lower cost alternatives. The State Development Planning Commission of China has announced its intention to re-examine the pricing of drugs in China.

     Product liability. Product liability claims may arise if harmful products are sold to members of the public or if there are any alleged harmful effects from the consumption of the products. Under current Chinese laws, manufacturers and vendors of defective products in China may incur civil and criminal liability for loss and injury caused by such products.

Research and Development.

     Dragon's research and development activities mainly focus on two objectives: the development of generic drugs, including new presentations and dosage forms of already approved generic drugs, and the improvement of product quality and production technology. In order to fulfill those objectives, the research and development department utilizes both internal and external resources, such as cooperation with universities and other research laboratories. From time to time the Company, through its subsidiary, has established on-going collaborations on product development and production techniques development with external research institutes such as universities and other research laboratories. However, the Company has no long term arrangements with these universities

     Total expenditures on research and development for the years ended December 31, 2005 and 2004 were $208,414 and $193,188, respectively.

Geographical Breakdown.

     81% and 95% of the Company's revenues for the year ended December 31, 2005 and 2004, respectively, were derived from customers located in China. The Company had sales of $6,593,391 and $644,100 in the Chemical and Biotech Divisions to customers in India, representing 13% of the Company's revenues for the year ended December 31, 2005. 99% and 100%, respectively, of the Company's assets at December 31, 2005 and 2004 were located in China.

Suppliers

     The Company uses many different raw materials in the manufacturing process of its pharmaceutical products. The Company mainly sources its raw materials in China, but also purchases raw materials from some overseas markets. The Company has not entered into any supply contracts with any of its suppliers which exceed twelve months. During 2005, the Company did not experience any significant difficulties in sourcing raw materials and the management of the Company does not anticipate that, if required, it will face any material difficulties in sourcing its raw materials from alternative suppliers.

Customers

         For the Chemical division, our customers are pharmaceutical formulation companies that purchase our API and pharmaceutical intermediate for further processing and formulation into finished products.

         For the Pharma division and the Chinese customers for the Biotech division, our customers are hospitals in China which purchase our products through their logistic partners. Hospitals, in turn, sells our products to patients.

         For the international customers of the Biotech division, our customers are our licensees which purchase the products from us and then resell it to hospitals.

Employees

         As of December 31, 2005, the Company has 11 in North America and 1,784 employees in China. None of our workforce is a member of a union and there were no labor disputes.

              Business Risks Associated with Dragon Pharmaceutical

     An investment in our common stock involves a high degree of risks. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, our financial condition or results of operations could be materially harmed.

Certain Officers and Directors have significant control.

     Messrs. Han and Weng and Ms. Liu, who are officers and/or Directors, own, in the aggregate, 70.78%of our issued and outstanding shares of common stock. As a result, these shareholders will be able to control certain corporate governance matters requiring shareholders' approval. Such matters may include the approval of significant corporate transactions requiring a majority vote without seeking other shareholders' approval. They will also have the ability to control other matters requiring shareholder approval including our election of directors which could result in the entrenchment of management.

The acquisition may fail to achieve the expected benefits.

     We have completed the acquisition of Oriental Wave in January 12, 2005 in an effort to obtain additional sales and operating efficiencies, among other benefits. These expected benefits may not be achieved. Whether we ultimately realize these benefits will depend on a number of factors, many of which are outside our control including our success in integrating Oriental Wave's operations, technological changes, the impact of competitive forces, and other general market conditions or economic factors specific to the pharmaceutical industry in general. Even if we are able to integrate our respective operations and if economic conditions remain stable, there can be no assurance that the anticipated benefits will ever be achieved. The failure to achieve such benefits could have a material adverse effect on the business, results of operations and financial condition of the combined company.

Dragon has a negative working capital and we must restructure our short-term loans.

     As of December 31, 2005, Dragon had a negative working capital of $13.31 million, including short-term notes due of $13.48 million. As a result, Dragon must, during the upcoming twelve months, negotiate with its banks to restructure or renew its notes. Assuming that Dragon is successful in renegotiating its notes and that vendors continue to work with Dragon as to their accounts payables, Dragon believes that it will be able to continue to fund its operations from product sales for the near future. However, this negative working capital may limit Dragon's growth, since the majority of its earnings will be used to pay accounts payable and existing debts. Further, if Dragon is unsuccessful in restructuring and renewing its notes or if vendors demand immediate payment, these actions will adversely affect operations and may require Dragon to sell certain assets to pay off liabilities.

Dragon relies heavily on the sale of a few products.

     Dragon's top five products for 2004 were Amoxicillin Sulbactam for injection, Mezlocillin for injection, Ampicillin Cloxacillin for injection, Metronidazole for injection, and clavulanic acid, while the top five products for 2005 were 7-ACA, EPO, clavulanic acid, Mezlocillin, and Amoxicillin Sulbactam. The top five products sold by Dragon amounted to approximately $18.83 million and $37.33 million of its sales during 2004 and 2005, respectively, representing approximately 65% and 66% of Dragon's overall sales for those periods. Although we do not anticipate that there will be a material change in demand for these products, a change in demand for these products due to world competition, market forces or other factors outside of its control, could adversely affect our sales and net income.

Shanxi Weiqida is required to contribute a portion of its net income to Reserve Funds which may not be distributed.

     By law, Shanxi Weiqida is required to contribute at least 10% of its after tax net income (as determined in accordance with Chinese GAAP) into a reserve fund until the reserve is equal to 50% of Shanxi Weiqida's registered capital, a further percentage of its after tax net income, as determined by Shanxi Weiqida's Board of Directors, into a staff welfare fund, and into an enterprise expansion fund if determined by the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation, while the staff welfare fund is recorded as a liability, and is not available for distribution to shareholders. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

We intend to raise additional capital through the issuance of equity securities that will dilute the ownership other shareholders.

     We intend to raise additional capital through the issuance of our equity securities to finance our growth and reduce short-term debt and other liabilities. No assurance can be given that we will be successful in our efforts. Further the issuance of equity securities will reduce other shareholders' ownership in us.

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

We will be dependent upon the services of Mr. Han

     Mr. Yanlin Han is our largest shareholder and serves as our CEO and Chairman of the Board. As a result, our operations will be dependent on Mr. Han who has been the driving force behind the Company. If something happens to Mr. Han, this could divert management's time and attention and adversely affect our ability to conduct the combined business effectively.

Dragon relies heavily on the China market and changes in the market could harm our business

     During 2004 and 2005, 95% and 81% of Dragon's sales, respectively, were derived from China. It is anticipated that Dragon's products in China will continue to represent a significant portion of sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Dragon is completed could be affected by any adverse changes in economic, political and social conditions in China. For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, we are unaware of any China legislative proposals that could adversely affect our business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Dragon, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or our operations.

Certain products are subject to price controls and if the related manufacturing costs increase, our potential profits may be harmed.

     In  July  2000,  in  an  effort  to  enhance  market   competition  in  the
pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People's Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. According to the policy, the price of pharmaceutical products and biotech products is subject to the control by government bureaus at state and provincial levels. In the event that the sale prices of our products are limited by government bureaus at the state and provincial levels, this may have an adverse effect on our net income, especially if our costs associated with those products increase. Approximately 46 out of the 89 products from the Pharma Division and Biotech Division of the Company, accounting for approximately 34% of 2004 sales and 27% of 2005 sales, are subject to governmental imposed retail price controls in China. If manufacturing costs increase for products that are subject to price ceilings, and the retail price for those products is not adjusted upwards, our profitability may be adversely affected.

Dragon is required to maintain compliance with GMP standards.

     All pharmaceutical manufacturers in China, including Shanxi Weiqida, a subsidiary of Dragon, are required to comply with certain Good Manufacturing Practice, or GMP, standards by certain time limits and, if not met, their pharmaceutical manufacturing enterprise permits will be revoked or they will not be renewed and accordingly production will have to be terminated. A GMP certificate is valid for five years from the issuance date of such certificate.

     Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. Shanxi Weiqida's GMP certificate for the Pharma division facility will expire and is subject to recertification in August 2008, the GMP certificate for the Clavulanic acid facility of the Chemical division will expire and is subject to recertification in January 2009, and the GMP certificate for the EPO and freeze-dry facility of the Biotech division will expire and is subject to recertification in December 2010. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida's costs in the future. If the recertification of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on our profitability.

Currency conversion and exchange control could adversely effect our operations and profitability.

     The sales and expenses of Shanxi Weiqida are substantially settled in Renminbi, or RMB, however, our financial statements are reported in U.S. dollars. Accordingly, our net income, the value of our assets and our ability to pay dividends, if any, in U.S. dollars may be adversely affected by negative changes in the exchange rate of RMB against the U.S. dollar or other currencies.

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

     On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners. The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar (and a further 0.5% increase over the balance of the year). The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

Dragon does not have patent protection and is subject to substantial competition.

     Dragon competes in the generic drug segment of the pharmaceutical industry and has no patent protection for any of its products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for Dragon's products. Further, many of these competitors are larger and have greater resources and market presence than Dragon. Larger competitors may, as a result of economies of scale, be able to afford to sell competing products at lower prices than Dragon. This will have an adverse effect on Dragon's profitability. These competitors include Harbin Pharmaceutical Group Holding Co. Ltd, Shijiazhuang Pharmaceutical Group Co., Shanghai Pharmaceutical Co., Ltd. and North China Pharmaceutical Co., Ltd.. As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous with or lower than those manufactured and sold by Dragon. Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to those of Dragon at a lower cost.

Expansion into overseas markets could pose additional risks.

     Dragon plans to expand sales of products from its Pharma and Chemical Divisions into overseas markets including developing and developed countries. These markets are untested for Dragon's products and Dragon, as well as the combined company after the acquisition, faces risks in expanding the business overseas, which include differences in regulatory product testing requirements, patent protection, taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

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

ITEM 2. DESCRIPTION OF PROPERTY

     Our corporate administrative offices were located at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9. The Company leases the 6,432 square foot premise for an amount escalating from CDN$200,000 to CDN$230,000 (approximately $155,000 to $178,000) per annum until March 31, 2007.

     Subsequent to December 31, 2005, the Company subleased its old office space and entered into a new operating lease agreement in Vancouver at Suite 310, 650 West Georgia street, Vancouver, British Columbia, Canada covering 2,222 square feet for approximately CDN$73,000 ($60,000) per annum until March 31, 2011. The Company anticipates recovering $124,000 and $41,000 during fiscal 2006 and 2007, respectively, under its sublease agreement.

     Company's manufacturing facility of the Pharma Division with a total of approximately 258,300 square feet is located in the Datong Economic and Technology Development Zone in Datong City, Shanxi Province of China. This fully-integrated facility includes a headquarters building, three production workshops (formulation drugs, sterilized bulk drugs and powder for injections) that house a total of eight production lines (four in the formulations workshop, one in the sterilized bulk drugs workshop and three in the powder for injections workshop), utility infrastructure, quality assurance and quality control and warehouse area. The Company holds the land use right for this facility until June 2047.

     Company's Chemical facility and the new facility for the Biotech Division are also located in Datong City. This campus, with a total area of approximately 947,200 square feet, houses the Clavulanic acid production facility, power, boiler, steam and water facilities and 7-ACA production facility and EPO production facility. The land use right for this campus expires in August 2053.

     The Company's biotech facility was originally located in Nanjing, China but was closed in August, 2005 and relocated to the campus that houses the Chemical division.

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

     In exchange, Dr Liu agreed to pay us $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse us $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts were due on December 31, 2004 and Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing. The warrants granted to Dr. Liu under the Patent Development agreement were also cancelled. Pursuant to the settlement agreement 2,231,000 common shares of the Company were placed in escrow. Finally, as part of the settlement agreement each party agreed to mutually release the other party for any prior claims against each other.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for shareholders vote during the fourth quarter.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began quotation on the OTC Bulletin Board on October 9, 1998 under the symbol "DRUG". In addition, our shares of common stock are listed on the Toronto Stock Exchange under the symbol "DDD" and are quoted on the Berlin-Bremen Exchange, the Frankfurt Exchange and the XETRA Exchange under the symbol "DRP". The OTC Bulletin Board represents our primary market representing approximately 92.4% of our trading volume. Our common stock being quoted and traded on the Berlin-Bremen Exchange, Frankfurt Exchange and XETRA Exchange are without the Company's prior knowledge. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years as quoted on the OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         Common Stock
                                                     --------------------------
                     Quarter Ended                        High         Low
                     -------------------------------- ----------- -------------
                     December 31, 2005                  $0.85        $0.51
                     September 30, 2005                 $1.00        $0.69
                     June 30, 2005                      $1.03        $0.75
                     March 31, 2005                     $1.26        $0.80

                     December 31, 2004                  $1.41        $0.80
                     September 30, 2004                 $1.01        $0.83
                     June 30, 2004                      $1.10        $0.67
                     March 31, 2004                     $1.22        $0.81

Holders

     As of March 15, 2006, there were 74 registered holders of our common stock. As many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

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

The following discusses the Company's financial condition and results of operations for the years ended December 31, 2005 and 2004 based upon the Company's consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. Due to the fact that Dragon's acquisition of Oriental Wave Holding Limited ("Oriental Wave") on January 12, 2005 is deemed to be a reverse-take-over transaction, the following discussion reflects the Company's results of operations for the year ended December 31, 2005, including the results of Oriental Wave for the full year and the results of Dragon's biotech business for the period of January 12, 2005 to December 31, 2005. Comparatively, the results of operations for the year ended December 31, 2004 only reflected the Pharma and Chemical businesses of Oriental Wave.

Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004

     Sales for the year ended December 31, 2005 increased 94% to $56.24 million from $29.02 million for the same period in 2004. $45.63 million or approximately 81% of the sales for the year ended December 31, 2005 were generated from the sales of products in the Chinese market, and the remaining $10.61 million or approximately 19% were generated from the sales of products in the international markets (outside of China) 95% of the sales for the year ended December 31, 2004 were generated from the sale of products in the Chinese market. In the year ended December 31, 2005, $25.08 million or approximately 45% of the sales were from the Pharma Division, $27.33 million or 48% of sales were from the Chemical Division, and $3.83 million or 7% of sales were from the Biotech Division. For the same period in 2004, 85% of sales were from the Pharma Division and 15% of sales were from the Chemical Division which commenced operation on January 1, 2004. The increase in sales for the year ended December 31, 2005 as compared to the prior year was primarily due to increase in sales from the Chemical and Biotech Division.

     Cost of sales for the year ended December 31, 2005 was $42.30 million compared to $16.14 million for the same period of 2004. The cost of sales is attributed to the production costs of Dragon's pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the year ended December 31, 2005 were $13.95 million and 25% compared to $12.88 million and 44% for the same period of 2004. The decrease in gross margin was mainly due to a change in the product mix from the previous year with the significant increase in the Chemical Division revenues. The Chemical Division, whose facilities were brand new in 2004 and was ramping up production in 2005 which incurs higher production and operation cost, especially depreciation expenses, increased the cost of sales significantly during the year ended December 31, 2005.

Divisional Revenues and Gross Margin Analysis

     The Company's businesses are organized under three business divisions: the Chemical Division, the Pharma Division and the Biotech Division.

Chemical Division

     The Chemical Division's revenues for the year ended December 31, 2005 were $27.33 million, representing a 543% increase from the revenues of $4.25 million during the same period in 2004. The increase is due to the introduction of 7-ACA and the expansion of Clavulanic acid sales outside China. The Chemical division was new in 2004 as only the Clavulanic acid facility had started production and the sales during 2004 were only made to Chinese customers. Since then, the Company started the production of the 7-ACA production facility and the Company has received export permits to sell three clavulanic acid products to the Indian market.

     The Chemical Division's gross margin for the year ended December 31, 2005 was 4% compared to 5% for the year ended December 31, 2004. The gross margin for the division was low as the Company has increased and expanded the infrastructure, and the fixed manufacturing costs associated, and was in the process of ramping up production to cost efficient levels. The initial Chemical Division production in 2004 was limited to Clavulanic acid and was produced with older, smaller scale production infrastructure. The Company constructed the new production infrastructure (power, steam, purified water supply and water treatment) during 2004 as the old production infrastructure was insufficient to produce the amount of Clavulanic acid and 7-ACA desired. The new facilities have greatly increased production capacity but also have significantly higher fixed costs in the form of depreciation cost ($4.31 million and $2.03 million for the years ended December 31, 2005 and 2004, respectively) of the new facilities constructed and overhead of the utilities costs to power the new facilities. These fixed costs are expected to fall significantly, on a percentage basis, when the anticipated production levels are achieved

Pharma Division

     The Pharma Division's revenues for the year ended December 31, 2005 were $25.08 million, accounting for 45% of the total revenues of the Company. Comparatively, Pharma Division's revenues were $24.77 million for the same period in 2004, contributing 85% of the total revenues of the Company. The lowering of percentage of revenues from the Pharma division to the Company was due to the tremendous growth of the brand new Chemical division achieved during 2005. The overall gross margin for the division for the year ended December 31, 2005 was 40% as compared to 51% for the same period of 2004. The lowering of gross profit was mainly due to the price control by the government as well as a change in sales model for Pharma Division products. The company implemented a new sales model for Pharma Division products to recognize selling prices and gross profits lower than those under the original sales model but, under the new sales model, the Company also lowers the selling expenses with a faster payment collection cycle which will be reflected in lower account receivables.

Biotech Division

     The Biotech Division's revenues for the year ended December 31, 2005 were $3.83 million representing 7% of the Company's revenues for the year. Gross margin for the year ended December 31, 2005 was at 73%. The acquisition of Oriental Wave by Dragon completed on January 12, 2005 was accounted for as a reverse-take-over transaction. As a result, only revenues from the Biotech Division from January 12, 2005 to December 31, 2005 were included in the Company's revenues for 2005 and no revenues from the Biotech Division were included in the 2004 financials.

     On a pro-forma basis (assuming the reverse-take-over had occurred at the beginning of the year), for the year ended December 31, 2005, Biotech Division's revenues were $3.97 million representing a 7% increase from the 2004 level. The increase in total sales for the year ended December 31, 2005 came from an increase in the sales in the Chinese market. .

     Biotech Division's pro-forma gross margin for the year ended December 31, 2005 was 73% compared to 58% for the same period of 2004. The 2004 margin was unusually low as the Company wrote-down the cost (approximately $400,000) of bulk EPO produced from the bioreactor cell line as the product could only be sold for research purposes.

     Other Income/Expense During the year ended December 31, 2005, the Company recognized a net other expense of $0.62 million. This amount primarily consisted of $1.33 million of interest expense and $0.26 million in acquired research and development costs that were written off during the year and was partially offset by $0.89 million from funds released by a Chinese Government Liquidator related to Datong Pharmaceutical. The other expense for the year ended December 31, 2004 was 0.21 million.

     Expenses. Total operating expenses were $12.60 million for the year ended December 31, 2005. The major category of operating expenses was General and Administration expenses of $6.67 million, Selling expense of $4.84 million, and Depreciation and Amortization expenses of $1.09 million. Total operating expenses were $5.86 million for the year ended December 31, 2004 with the major expenses being General and Administration expenses of $1.91 million, Selling expense of $3.67 million, and Depreciation and Amortization expenses of $0.28 million. During the year ended December 31, 2005, the General and Administration expenses included $2.40 million for salaries, compensation and benefits, $0.72 million for travel expenses, $0.48 for professional fees, $0.43 million for rent and $0.96 for product testing costs compared to $0.25 million for salaries, compensation and benefits and $0.46 million for travel expenses, and $0.30 million for professional fees for the same period in 2004.

     The increase in operating expenses of $6.74 million for the year ended December 31, 2005 as compared to the same period for the prior year reflects the increased overhead related to the operations of both the Pharma and Chemical Divisions in 2005 (compared to just the Pharma Division and one of the two facilities of the Chemical Division in 2004) and the addition of the Biotech operations and the head office in Vancouver.

     Net Income. Dragon had a net income of $0.18 million for the year ended December 31, 2005 compared to a net income of $6.36 million for the same period in 2004.

     Comprehensive Income. Dragon had foreign currency translation income of $0.75 million as other comprehensive income for the year ended December 31, 2005. The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar.

     On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners. The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar (and a further 0.5% increase over the balance of the year). The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

     Basic Net Income Per Share. Dragon's net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the year ended December 31, 2005 was $0.00 per share and $0.14 for the year ended December 31, 2004. The weighted average number of shares outstanding during year ended December 31, 2005 was 62,273,862 and was 44,502,004 shares during year ended December 31, 2004. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

     Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary's registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at December 31, 2005, the Company's reserve fund is $1.91 million, 7.70% of the Company's registered capital.

Liquidity and Capital Resources

     As of December 31, 2005, Dragon had current liabilities of $41.30million and current assets of $27.99 million, including cash balance of $1.31 million and accounts receivables of $7.91 million. The working capital deficiency is mainly due to the additional bank loan and payables incurred to finance its working capital requirement for the Chemical Division and investment in the new EPO workshop and Freeze-dry Injectable workshop.

     The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

     To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through a private investment in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. If adequate funds are not available or not available on acceptable terms, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.


     As of December 31, 2005, Dragon had current liabilities of $41,303,095 as follows:

     Accounts Payable                                                               $6,476,539
     Accrued Retirement Benefits - current portion                                     $90,714
     Other Payables and Accrued Expenses                                           $17,866,466
     Due to Related Companies                                                          $61,993
     Notes payable                                                                 $ 3,327,829
     Loans Payable-Short Term:
     Loan payable to a bank, interest rate of 7.395% per
       annum, guaranteed by a third party, due April 2006               $594,796
     Loan payable to a bank, interest rate of 6.039% per
       annum, secured by leasehold land and fixed assets of
       $3,031,680, due April 2006                                     $1,858,736
     Loan payable to a bank, interest rate of 6.136% per
       annum, secured by leasehold land and fixed assets of
       $5,127,112, due May 2006                                       $3,717,472
     Loan payable to a bank, interest rate of 7.254% per
       annum, secured by leasehold land and fixed assets of
       $1,230,706, due September 2006                                   $619,579
     Loan payable to a bank, interest rate of 7.254% per
       annum, secured by leasehold land and fixed assets of
       $721,832, due September 2006                                     $208,178
     Loan payable to a bank, interest rate of 5.76% per
       annum, secured by leasehold land and fixed assets of
       $9,506,733, due November 2006                                   $6,480,793
     Loans Payable - Short Term Subtotal                                            $13,479,554

         Total Current Liabilities                                                  $41,303,095


     The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division and investment in the new EPO workshop and Freeze-dry Injectable workshop.

     As of December 31, 2005, Dragon had outstanding short-term loans (less than one year term) totaling $13.48 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with a large Indian pharmacutiucal company to provide its products from the Chemical Division.

Long-term Liabilities:

     At December 31, 2005, Dragon had long-term liabilities of $27,433,624 as follows:

        Long-term accounts payable, discounted at 6.5%                         $12,216,832
        Long-term retirement benefits                                             $620,396
        Loan Payable - Long Term
        Loan payable to a bank, interest rate of 6.039%
          per annum, secured by leasehold land and
          fixed assets of $3,679,937, due April 2007              $6,815,366
        Loan payable to a company,  nonnterest bearing
          and unsecured, due June  30, 2007                       $4,709,643
        Loan payable to a company,  nonnterest bearing
          and unsecured, due December 31, 2007                    $3,071,387
        Loan Payable - Long Term                                               $14,596,396

        Total Long-term Liabilities                                            $27,433,624



     As of December 31, 2005, the Company had long-term retirement benefits of $0.62 million, which was incurred in July 2003 when Shanxi Weiqida acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees during July 2003. The Company is required to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8.90 million, which approximated the appraised value of the land. As of December 31, 2005, Shanxi Weiqida had employed 674 former employees, and 237 former employees have retired. Shanxi Weiqida has calculated the related asset value by computing the net present value of the future expected payments to the remaining 143 employees assuming an interest rate of 3%. As of December 31, 2005, 143 former employees of Datong Pharmaceutical remained as the obligation of Dragon.

     Dragon had long-term loans payables (one to two years) totaling approximately $14.60 million due April through December 2007, in addition to long-term accounts payable of $14.27 million which will become due between June 2007 and December 2008. The long-term accounts payable, which are non-interest bearing, have been discounted at 6.5% and are carried in the financial statements at $12.22 million.

     During the year ended December 31, 2005, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans. The Company had anticipated that it would increase its production level through an equity financing. However, as discussed below, the anticipated financing has taken longer than expected. As a result, Dragon was not able to increase its production level as quickly as anticipated. However, during July 2005, Dragon was able to increase its production level of 7-ACA, one of the key products of the Chemical Division, from 30% (of the original capacity of 400 tons) to approximately 60% (of the newly improved capacity of 600 tons) and believes that its sales of the Chemical Division will increase. Dragon intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into Dragon common stock.

     Subsequent to December 31, 2005, the Company entered into a Loan agreement with a bank for $2,478,315 bearing interest at a rate of 6.138% per annum, secured by fixed assets of $10,787,902, and is due in January 2007.

ITEM 7. FINANCIAL STATEMENTS

     The following Financial Statements pertaining to Dragon are filed as part of this annual report:

         Report of Independent Registered Public Accounting Firms..........29
         Year-end Consolidated Balance Sheets..............................31
         Year-end Consolidated Statements of Stockholders' Equity..........32
         Year-end Consolidated Statements of Operations....................33
         Year-end Consolidated Statements of Cash Flows....................34
         Notes to Consolidated Financial Statements........................35

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Dragon Pharmaceutical Inc.

We have audited the consolidated balance sheet of Dragon Pharmaceutical Inc. as at December 31, 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion in these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of the Company as at December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company's recurring working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1 (A). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The restated consolidated financial statements as at December 31, 2004 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 14, 2005, except for Note 20, as to which the date is September 16, 2005.


Vancouver, Canada,                               /s/ Ernst & Young LLP
January 26, 2006,                                Chartered Accountants
(except for Note 21 which is of March 28, 2006)

LOGO
WEB & COMPANY, P.A.
Certified Public Accountants



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Oriental Wave Holding Limited and Subsidiary

We have audited the accompanying consolidated balance sheet of Oriental Wave Holding Limited and subsidiary as of December 31, 2004, and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Oriental Wave Holding Limited and subsidiary as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20, the Company restated its consolidated financial statements for the year ended December 3 1,2004.


/s/ Webb & Company, P.A.
WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 14, 2005, except for Note 20, as to which the date is September 16, 2005


--------------------------------------------------------------------------------
            1501 Corporate Drive Suite 290 . Boynton Beach, FL 33426
                 Telephone: (561) 752-1721 . Fax: (561) 734-8562
                                 www.cpawebb.com

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS AT DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars
                        (Basis of Presentation - Note 1)

                                                                     ASSETS
                                                                     ------
                                                                                                                        RESTATED
                                                                                                                         (NOTE 20)
                                                                                                   December, 31,        December 31,
                                                                               Notes                    2005                2004
                                                                             ----------      -------------------     ---------------
CURRENT ASSETS
  Cash and cash equivalents                                                     19        $           1,311,378    $        910,425
  Restricted cash                                                              11,19                  3,327,829                   -
  Accounts receivable, net of allowances                                         2                    7,906,720           6,675,298
  Inventories, net                                                               3                   14,131,735          16,623,906
  Value added tax receivable                                                                                  -             162,443
  Other receivables                                                                                           -           2,213,842
  Prepaid expenses                                                                                    1,316,688             911,228
                                                                                             -------------------      --------------
      Total Current Assets                                                                           27,994,350          27,497,142
                                                                                             -------------------      --------------
 PROPERTY AND EQUIPMENT, NET                                                   5,10                  69,227,688          62,396,316
 OTHER ASSETS
  Intangible assets, net                                                         7                    3,367,066             432,769
  Investments -cost                                                                                      12,392              12,077
  Goodwill                                                                                              965,000                   -
                                                                                             -------------------      --------------
      Total Other Assets                                                                              4,344,458              444,846
                                                                                             -------------------      --------------
TOTAL ASSETS                                                                              $         101,566,496    $     90,338,304
------------                                                                                 ===================      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                            $       6,476,539    $      3,047,485
  Accrued retirement benefits                                                    8                       90,714             114,432
  Other payables and accrued liabilities                                         9                   17,866,466          17,705,163
  Loans payable - short-term                                                    10                   13,479,554          12,884,057
  Notes payable                                                                 11                    3,327,829                   -
  Due to related companies                                                       4                       61,993           4,660,984
                                                                                             -------------------      --------------
      Total Current Liabilities                                                                      41,303,095          38,412,121
                                                                                             -------------------      --------------

LONG-TERM LIABILITIES
  Long term accounts payable                                                    12                   12,216,832          17,250,874
  Long term retirement benefits                                                  8                      620,396             870,321
  Loans payable - long-term                                                     10                   14,596,396          10,938,699
  Due to related companies                                                       4                            -           1,328,502
                                                                                             -------------------     ---------------
      Total Long-Term Liabilities                                                                    27,433,624          30,388,396
                                                                                             -------------------     ---------------
TOTAL LIABILITIES                                                                                    68,736,719          68,800,517
                                                                                             -------------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
  Authorized: 200,000,000 common shares at par value of $0.001 each
  Issued and outstanding: 62,878,004 (December 31, 2004: 44,502,004)
   common shares                                                                                         62,878              44,502
  Additional paid-in capital                                                                         24,317,830          13,983,002
  Retained earnings                                                                                   5,099,891                   -
  Reserves                                                                                            2,628,008           7,562,432
  Accumulated other comprehensive income                                                                750,102                   -
  Due from stockholders                                                                                (28,932)             (52,149)
                                                                                             -------------------      --------------
       Total Stockholders' Equity                                                                    32,829,777          21,537,787
                                                                                             -------------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $         101,566,496    $     90,338,304
------------------------------------------                                                   ===================      ==============


The accompanying notes are an integral part of these consolidated financial statements.


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

                                                                                                      RESTATED
                                                                                                      (NOTE 20)
                                                               Note            2005                     2004
                                                              -------      --------------      -----------------
NET SALES                                                       13      $     56,244,794    $        29,023,130

COST OF SALES                                                                 42,295,839             16,140,305
                                                                           --------------      -----------------
GROSS PROFIT                                                                  13,948,955             12,882,825
                                                                           --------------      -----------------
OPERATING EXPENSES
Selling expense                                                                4,839,138              3,666,839
General and administrative expenses                                            6,672,665              1,911,308
Depreciation and amortization                                                  1,088,766                278,449
                                                                           --------------      -----------------
      Total Operating Expenses                                                12,600,569              5,856,596
                                                                           --------------      -----------------
INCOME FROM OPERATIONS                                                         1,348,386              7,026,229

OTHER INCOME (EXPENSE)
Interest expense                                                              (1,332,046)              (216,634)
Other income                                                                     109,393                 61,881
Funds Released by Chinese Government Liquidator
                                                                14               885,864                      -
Other expense
                                                                                (281,793)               (57,230)
                                                                           --------------      -----------------
Total other income (expenses)                                                   (618,582)              (211,983)
                                                                           --------------      -----------------
INCOME BEFORE TAXES                                                              729,804              6,814,246
INCOME TAX EXPENSE                                              17               547,234                451,823
                                                                           --------------      -----------------
NET INCOME                                                                       182,570              6,362,423
OTHER COMPREHENSIVE INCOME
Foreign currency translation                                                     750,102                      -
                                                                           --------------      -----------------
COMPREHENSIVE INCOME                                                    $        932,672     $        6,362,423
                                                                           ==============      =================
Earnings  per share - basic and diluted                                 $           0.00     $             0.14
                                                                           ==============      =================
Weighted average number of shares outstanding during the
year - basic                                                                  62,273,862             44,502,004
                                                                           ==============      =================

              - diluted                                                       62,610,110             44,502,004
                                                                           ==============      =================

 The accompanying notes are an integral part of these consolidated financial statements.


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars


                                                                          RESTATED               Accumulated
                                          Common Stock     Additional     (NOTE 20)   RESTATED      other                  RESTATED
                                      -------------------    Paid-In      Retained    (NOTE 20)  comprehen-   Due from    (NOTE 20)
                                       Shares     Amount     Capital      Earnings     Reserves   sive loss  Stockholder     Total
                                      ---------- --------   -----------   -----------  ----------  --------   ---------  -----------
Balance, December 31, 2003,
adjusted for the effect of
recapitalization of reverse
acquisition (Note 6(B))               44,502,004   $44,502  $7,841,363   $6,054,864   $1,286,784  $    -    $(228,148)  $14,999,365

Registered capital appropriation
(Note 16(A))                                   -        -    6,141,639   (6,141,639)           -       -            -             -


Notes receivable - stockholders                -        -            -            -            -       -      175,999       175,999

Net income for the year ended
December 31, 2004                              -        -            -    6,362,423            -       -            -     6,362,423

Transfer from retained earnings for
reserves                                       -        -            -   (6,275,648)    6,275,648      -            -             -
                                      ---------- --------   -----------   -----------  ----------  --------   ---------  -----------
Balance, December 31, 2004            44,502,004  $44,502   13,983,002            -     7,562,432      -      (52,149)   21,537,787

Reverse acquisition  (6(B))            8,376,000   18,376    7,919,370            -             -      -            -     7,937,746

Related party debt settled for
equity  (Note 18)                              -        -    2,415,458            -             -      -            -     2,415,458

Notes receivable - stockholders                -        -            -            -             -      -       23,217        23,217

Comprehensive income (loss)
 - foreign currency translation                -        -            -            -             -   750,102        -        750,102

Transfer from appropriated earnings -
to retained earnings                                                      5,204,022   (5,204,022)                                -
 - to liabilities  (Note 16(B))                                                          (17,103)                           (17,103)
Transfer from retained earnings for
reserves  (Note 16(B))                                                    (286,701)      286,701                                 -

Net income for the year                        -        -            -     182,570             -       -           -        182,570
                                      ---------- --------   -----------   -----------  ----------  --------   ---------  -----------
Balance, December 31, 2005            62,878,004 $ 62,878   $24,317,830   $5,099,891   $2,628,008  $750,102   $(28,932)  $32,829,777
                                      ========== ========   ===========   ===========  ==========  ========   =========  ===========

                        The accompanying notes are an integral part of these consolidated financial statements.


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars
                                                                                                                        RESTATED
                                                                                                                        (NOTE 20)
                                                                                                      2005                 2004
                                                                                                  --------------    ---------------
 CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                                                     $  182,570        $  6,362,423
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                 5,881,649           2,673,367
     Provision for doubtful accounts                                                                 101,703             124,574
     Provision for (recovery from) obsolete inventories                                             (229,684)            613,378
      Loss on disposition of assets                                                                   54,592                   -
      Write-off of acquired research and development (Note 6(B))                                     265,000                   -
      Funds Released by Chinese Government Liquidator (Note 14)                                     (745,828)                  -
   Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 6(B)), (increase) decrease in:
       Accounts receivable                                                                           246,257          (2,532,519)
       Inventories                                                                                 3,699,143          (9,749,199)
       Value added tax receivable                                                                    164,028            (162,443)
       Prepaid expenses                                                                               25,283            (792,158)
       Other receivables                                                                           2,187,880          (1,323,183)
       Deposits                                                                                            -           1,355,793
     Increase (decrease) in:
     Accounts payable                                                                              3,315,993          (4,611,167)
     Other payables and accrued expenses                                                          (4,354,077)         21,377,537
                                                                                                 ------------    ----------------
         Net Cash Provided By (Used In) Operating Activities                                      10,794,509          13,336,403
                                                                                                 ------------    ----------------

 CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                            (12,156,051)        (28,147,929)
   Purchase of investment                                                                                  -             (12,077)
   Cash and cash equivalents acquired in connection with reverse acquisition  (Note 6(B))          2,103,481                   -
                                                                                                 ------------    ----------------
          Net Cash Provided By (Used In) Investing Activities                                    (10,052,570)        (28,160,006)
                                                                                                 ------------    ----------------

 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from loans payable                                                                     3,575,670          14,561,887
   Due to related companies                                                                       (3,994,813)            480,351
   Due from stockholder                                                                               47,501             175,999
                                                                                                  ----------    ----------------
         Net Cash Provided By (Used In)  Financing Activities                                      (371,642)          15,218,237
                                                                                                  ----------    ----------------
 LOSS ON TRANSLATION OF FOREIGN CURRENCY                                                             30,656                    -
                                                                                                  ----------    ----------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          400,953              394,634
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     910,425              515,791
                                                                                                  ----------    ----------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $1,311,378    $        910,425
                                                                                                  ==========   =================

 Cash paid during the year for interest expense                                                   $1,318,590    $        216,634
                                                                                                  ==========   =================
 Cash paid during the year for income taxes                                                       $  598,787    $        285,328
                                                                                                  ==========   =================

SUPPLEMENTAL  DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:  During
March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company (Note 18).

The Company capitalized interest of $242,066 and $666,927 during 2005 and 2004, respectively.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

     (A)  Organization and Basis of Presentation

     Pursuant to a share purchase agreement, dated June 11, 2004, Dragon Pharmaceutical Inc. (the "Company") acquired 100% of the issued and outstanding shares of Oriental Wave Holding Limited ("Oriental Wave") by issuing 44,502,004 common shares of the Company. This transaction was completed on January 12, 2005 and has been accounted for as a reverse acquisition (See Note 6(B)). Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value. The Statements of operations includes the results of Oriental Wave for the year ended December 31, 2005 and those of the Company from January 13 to December 31, 2005.

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

     The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave, Shanxi Weiqida, Beijing
     Weixang Bio-tech Co. Ltd., Allwin Newtech Ltd., Sanhe Kailong Bio-pharmaceutical Co., Ltd., Nanjing Huaxin Bio-pharmaceutical Co. Ltd. ("Huaxin"), Allwin Biotrade Inc. and Dragon Pharmaceuticals (Canada) Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

     The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

     To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through a private investment in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. If adequate funds are not available or not available on acceptable terms, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

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

     (E) Investments

     During the twelve months ended December 31, 2004, the Company made an investment in a private company of $12,077. The investment represents less than 1% of the total equity outstanding of the private company outstanding as of December 31, 2005. The private company investment is carried at cost and written down to fair market value when indications exist that this investment has other than temporarily declined in value. As of December 31, 2005, no impairment in the value of the investment has been recorded.

     (F) Inventories

     Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods and work-in-progress, cost being determined on a weighted average basis. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand and product expiration dates.

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

     Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives. The estimated useful lives are as follows:

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

       Buildings                                               50 Years
       Plant and machinery                                     10 Years
       Motor vehicles                                          8 Years
       Furniture, fixtures and
       equipment                                               5 Years
       Leasehold improvements                       Term of Lease (5 - 10 years)

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

     (H) Fair Value of Financial Instruments

     The carrying amount of the Company's cash and cash equivalents, receivables, investments, amounts due to and from related parties and loans and other payables approximates their fair value. The fair value of the loans payables are estimated using discounted cash flow analysis, based upon the Company's current borrowing rates, and approximate their carrying value.

     (I) Intangible Assets

     Intangible assets represent acquired customer bases and product technology, licenses and permits for the production and sales of pharmaceutical products in China and are amortized on a straight-line basis over a period of seven or ten years.

     Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is determined using a discounted cash flow analysis.

     (J )Goodwill

     Goodwill represents the excess of the cost of investments in subsidiaries over the fair value of the net identifiable assets acquired. The Company reviews the goodwill of all of its reporting units on at least an annual basis to ensure its fair value is in excess of its carrying value in the financial statements. Any impairment in the value of goodwill is charged to income in the period such impairment is determined.

     (K) Revenue Recognition

     The Company recognizes revenue, net of estimated provisions for returns, rebates and sales allowances from the sale of pharmaceutical products at the time when the product is delivered to the customer. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations and the customer bears the risk of loss.

     (L) Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled $71,755 and $63,692 for the years ended December 31, 2005 and 2004, respectively.

     (M) Research and Development

     Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2005 and 2004 were $208,414 and $193,188, respectively.

     (N) Income Taxes

     The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company located its factories in a special economic region in China. This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable, being the year commencing on January 1, 2003 to December 31, 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007. Shanxi Weiqida was approved as a wholly owned foreign enterprise in October 2002.

     (O) Foreign Currency Translation

     Shanxi Weiqida, Huaxin and Dragon Pharmaceutical (Canada) Inc .maintain their accounting records in their functional currencies (ie. Renminbi Yuan, Renminbi Yuan and Canadian dollar, respectively), however, the Company reports in U.S. dollars. Transactions denominated in currencies other than US dollars translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder's equity as other comprehensive gain (loss). The revenues and expenses of the Company which are maintained in RMB are translated to U.S. dollars at US$1.00 = RMB 8.20 during the year with the assets and liabilities of the Company maintained in RMB translated to U.S. dollars at US$1.00 = RMB 8.07.

     (P) Other Comprehensive Income

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

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     (Q) Segments

     The Company operates in three reportable segments, Chemical Division, Pharma Division and Biotech Division.

     (R) Earnings Per Share

     Earnings per share are computed using the weighted average number of shares outstanding during the period. Diluted earnings per share, as determined using the treasury method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 6,737,500 common shares that are outstanding at December 31, 2005 (2004: Nil) are not significantly dilutive, however, they may be dilutive in the future.

     (S) Reclassifications

     Certain 2004 balances have been reclassified to conform to the 2005 presentation.

     (T) Stock Based Compensation

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for
     Stock-based Compensation", as amended by SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure - An amendment of SFAS No. 123". SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company continues to account for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations(Note 1(U)). The Company has a stock option plan which is disclosed in detail in
     Note 16(c).

     (U) Recent Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4", which is the result of the FASB's project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have an impact on the Company's consolidated financial statements.

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

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     In May 2005, the FASB issued Statement of Financial Accounting Standards SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of this new accounting pronouncement is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 2 ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2005 and December 31, 2004 consisted of the following:

                                                                            December 31, 2005        December 31, 2004
                                                                           --------------------      -------------------

       Trade and other receivables                                      $            8,409,047    $          6,799,872
       Less: allowance for doubtful accounts                                           502,327                 124,574
                                                                           --------------------      -------------------
       Accounts receivable, net                                         $            7,906,720    $          6,675,298
                                                                           ====================      ===================

     For the ended December 31, 2005, the Company recorded a provision for doubtful accounts of $101,703 in the Consolidated Statements of Operations compared to $124,574 for the year ended December 31, 2004.

NOTE 3 INVENTORIES

     Inventories at December 31, 2005 and December 31, 2004 consisted of the following:

                                                                             December 31, 2005       December 31, 2004
                                                                           --------------------      -------------------
       Raw materials                                                    $            4,144,900    $          4,287,604
       Work-in-progress                                                              6,280,283              10,994,088
       Finished goods                                                                4,523,663               2,302,073
                                                                           --------------------      -------------------
                                                                                    14,948,846              17,583,765
       Less: provision for obsolescence                                                817,111                 959,859
                                                                           --------------------      -------------------
                                                                        $           14,131,735    $         16,623,906
                                                                           ====================      ===================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     For the year ended December 31, 2005, the Company recorded a recovery from obsolete inventories of $229,684, in the Consolidated Statements of Operations compared to a provision for obsolete inventories of $613,378 for the year ended December 31, 2004.

NOTE 4 DUE TO RELATED PARTIES

     The amounts due to related parties at December 31, 2005 and December 31, 2004 are unsecured and non-interest bearing:

                                                                         December 31, 2005         December 31, 2004
                                                                         ------------------       -------------------
                                                                      $                  -     $          1,328,502
             Due to a company owned by a stockholder and
             director due March 2006

             Due to the spouse of a shareholder and director                        61,993

             Due  to  a  company  owned  by  a  stockholder   and
             director due March 2006                                                     -                 4,660,984
                                                                         ------------------       -------------------
                                                                                    61,993                5,989,486
             Less: current maturities                                               61,993                4,660,984
                                                                         ------------------       -------------------
                                                                      $                  -     $          1,328,502
                                                                         ==================       ===================

NOTE 5   PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2005 and December 31, 2004:

                                                                      December 31, 2005
                                                  -----------------------------------------------------------
                                                                          Accumulated            Net Book
                                                       Cost              Depreciation             Value
                                                  ----------------     ------------------     ---------------
     Plant and equipment                      $       46,673,710   $          7,350,550   $      39,323,160

     Land use rights and buildings                    21,312,872                743,593          20,569,279
     Motor vehicles                                      752,919                218,136             534,783
     Furniture and office equipment                    3,066,099              1,252,221           1,813,878
     Leasehold improvements                            1,020,949              1,018,504               2,445
     Construction in progress                          6,984,143                      -           6,984,143
                                                  ----------------     ------------------     ---------------

                                               $      79,810,692   $         10,583,004   $      69,227,688
                                                  ================     ==================     ===============



                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars



                                                                           December 31, 2004
                                                  ---------------------------------------------------------
                                                                        Accumulated            Net Book
                                                       Cost             Depreciation            Value
                                                  ---------------     -----------------     ---------------
        Plant and equipment                    $      41,154,014   $         2,293,918   $        38,860,096
        Land use rights and buildings                 18,552,438               370,169            18,182,269
        Motor vehicles                                   611,261                55,166               556,095
        Furniture and office equipment                 2,499,188               392,511             2,106,677
        Construction in progress                       2,691,179                     -             2,691,179
                                                  ---------------     -----------------     ---------------

                                               $      65,508,080   $         3,111,764   $        62,396,316
                                                  ===============     =================     ===============

     Depreciation expense for years ended the December 31, 2005 and 2004 was $5,352,714 and $2,612,981, respectively. Land use rights and equipment with a net book value of $23.3 million are pledged as collateral for $19.7 million in loans payable (Note 10).

NOTE 6 ACQUISITIONS

     (A) Land Use Rights

     During July 2003, the Company acquired Land Use Rights and buildings from a government  liquidator in exchange for assuming  certain future  employment
     and  healthcare   costs  of  its  former  employees  and  Land  Use  Rights
     acquisition costs of the factory. The agreement requires the Company to pay certain  minimum  wages  and  health  care  costs  until  the date of their employment, retirement or death, whichever occurs first. The maximum amount of the  liabilities  assumed  on the  closing  date  was  $8,897,685  which approximates  the  appraised  value of the Land Use  Rights  acquired.  The
     Company has  calculated  the related asset value by computing the estimated fair value of the  future  expected  payments  to the  remaining  employees assuming an  interest  rate of 3% and has  recorded  the Land Use Rights at
     $3,332,907  (See Notes 8 and  15(D)).  Subsequent  to the  acquisition  the
     Company  rehired a number of the former  employees,  reducing  the expected future  payments  required.  The Company has accounted for the reduction of the obligation by reducing the amount of Land Use Rights recorded.

     The cost of Land Use Rights as at December 31, 2005 and 2004 is as follows:

                                                                                     RESTATED
                                                          December 31,               (NOTE 20)
                                                              2005                December 31, 2004
                                                         ----------------     --------------------------
Original Cost recorded                                $        3,332,907   $                  3,332,907
Less:   reduction  of  future  accrued  retirement
benefit                                                        1,389,799                      1,135,238
                                                         ----------------     --------------------------
Cost of Land Use Rights                               $        1,943,108   $                  2,197,669
                                                         ================     ==========================


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     The Land Use Rights, which are included in Property and equipment in the consolidated balance sheet, have been reduced by $254,561 during the year ended December 31, 2005 (2004: $1,135,238) and will be reduced in the future should payments be further reduced due to additional former employees being rehired.

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

     This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005. Accounting principles applicable to reverse acquisition has been applied to record the acquisition. Under this basis of accounting, Oriental Wave is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value of approximately $7.9 million. The Statement of operations includes the results of Oriental Wave for the year ended December 31, 2005 and those of the Company from January 13 to December 31, 2005.

     The allocation of the net assets acquired is as follows:

       Cash and cash equivalents                      $      2,103,481
       Accounts receivable                                   1,527,554
       Inventories                                             549,189
       Prepaid and deposits                                    100,421
                                                  ---------------------
       Total Current Assets                                  4,280,645
       Property and equipment                                  785,742
       Intangible assets                                     3,380,222
       In-process research and development                     265,000
       Goodwill                                                965,000
                                                  ---------------------
       Total Assets                                          9,676,609

       Less accounts payables and accrued liabilities      (1,738,863)
                                                  ---------------------

       Net assets acquired                            $     7,937,746
                                                  =====================

     The intangible assets consist of the production technology and license and customer base acquired and are being amortized over a period of seven years. The in-process research and development costs of $265,000 were written-off to other expense subsequent to the acquisition.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     A summarized statement of operations for the Company for the twelve days ended January 12, 2005 is as follows:

        Sales                                           $  145,435
        Gross Profit                                       109,059
        Total operating expenses                           166,881
        Loss for the period                             $  (57,822)

     Pro-forma financial information for the year ended December 31, 2004, assuming the acquisition occurred January 1, 2004, are as follows:

                                                             2004
                                                    ----------------------
        Sales                                            $32,728,391
        Gross profit                                      15,042,058
        Net income                                         5,419,705
        Earnings per share                                    $ 0.08


NOTE 7   INTANGIBLE ASSETS

     The Company acquired $603,865 in licenses from a company related to a director in 2002 with the balance being recorded pursuant to the reverse acquisition of Oriental Wave (Note 6(B)).

     Intangible assets consist of the following as of December 31, 2005 and December 31, 2004:

                                     December 31, 2005       December 31, 2004
                                     ------------------     -------------------
       Production technology            $ 1,670,223           $          -
       Product licenses                   1,217,905                603,865
       Customer base                      1,160,000                      -
                                      ------------------     --------------
                                          4,048,128                603,865
       Less: accumulated amortization       681,062                171,096
                                      ------------------     --------------
                                        $ 3,367,066           $    432,769
                                      ==================     ==============

     Amortization expense for years ended December 31, 2005 and 2004 was $528,935 and $60,386, respectively.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars


NOTE 8   ACCRUED RETIREMENT BENEFITS

       During July 2003, the Company acquired Land Use Rights and buildings from a government liquidator. The present value of the accrued retirement benefits assumed is recorded at December 31, 2005 and December 31, 2004 as follows:

                                                                           December 31, 2005       December 31, 2004
                                                                          -------------------     -------------------

       Total liabilities assumed at closing date                          $       8,897,685       $       8,897,685
       Less: reduction of liability due to re-employment                        (4 ,949,474)             (4,949,474)
       Less:  net  present  value  of  liabilities   initially  not
        expected to be paid                                                        (615,304)               (615,304)
                                                                          -------------------     -------------------
       Present value of expected liabilities at closing date                      3,332,907               3,332,907
       Less:  amounts  paid  and  adjustment  for  liabilities  not
        expected to be paid                                                       2,621,797              2,348,154
                                                                          -------------------     -------------------
                                                                                    711,110                984,753
       Less: current portion                                                         90,714                114,432
                                                                          -------------------     -------------------
                                                                       $            620,396   $            870,321
                                                                          ===================     ===================

     Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Notes 6(A) and 15).

NOTE 9 OTHER PAYABLES AND ACCRUED LIABILITIES

     Other payables and accrued liabilities at December 31, 2005 and December 31, 2004 consist of the following:

                                                                    December 31, 2005              December 31, 2004
                                                                ----------------------      -------------------------

       Machinery and equipment payable                            $         4,253,448          $          6,687,924
       Non-interest bearing demand loans                                    1,416,357                       362,319
       Current portion of long term payables                                7,157,013                     5,693,464
       Accrued expenses                                                     1,147,101                       666,734
       Value added tax payables                                               277,052                             -
       Income taxes payable                                                   144,499                       166,495
       Other taxes payable                                                    159,809                       121,054
       Deposits received from customers                                     3,311,187                     4,007,173
                                                                ----------------------      -------------------------
                                                                  $        17,866,466          $         17,705,163
                                                                ======================      =========================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars



NOTE 10 LOANS PAYABLE

     The Loans payable, denominated in Renminbi Yuan, are as follows:

                                                                          December 31, 2005         December 31, 2004
                                                                         ------------------       --------------------
       RMB 6.68 million Loan payable to a bank,  interest rate of          $           -           $         806,763
        6.372%  per  annum,  guaranteed  by a  third  party,  due
        June 2005

       RMB 30 million Loan payable to a bank, interest
        rate of 6.138% per annum, secured by property and
        equipment of $5,127,329, due November 2005                                                          3,623,188

       RMB 70 million Loan payable to a bank, interest
        rate of 6.039% per annum, secured by property and
        equipment, due April 2005                                                        -                  8,454,106

       RMB 4.8 million Loan payable to a bank, interest
        rate of 8.874% per annum, guaranteed by an
        unrelated third party, due April 2006                                      594,796                          -

       RMB 15,000,000 Loan payable to a bank, interest
        rate of 6.138% per annum, secured by property and
        equipment of $3,031,680, due April 2006                                  1,858,736                          -

       RMB 30 million Loan payable to a bank, interest
        rate of 6.138% per annum, secured by property and
        equipment of $5,127,112, due May 2006                                    3,717,472

       RMB 5 million Loan payable to a bank, interest
        rate of 7.254% per annum, secured by property and
        equipment of $1,230,706, due September 2006                                619,579                          -

       RMB 1.6 million Loan payable to a bank, interest
        rate of 7.254% per annum, secured by property and
        equipment of $721,832, due September 2006                                  208,178                          -

       RMB 52.3 million Loan payable to a bank, interest
        rate of 6.92% per annum, secured by property and
        equipment of $9,506,733, due November 2006                               6,480,793                  6,316,426

       RMB 55 million Loan payable to a bank, interest
        rate of 6.336% per annum, secured by property and
        equipment of $3,679,937, due April 2007                                  6,815,366                          -

       RMB 38 million  Loan  payable  to a company,
        non-interest bearing and unsecured, due June 30,
        2007                                                                     4,709,643                  4,622,273


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

                                                                                                       RESTATED
                                                                                                        (NOTE 20)
                                                                          December 31, 2005         December 31, 2004
                                                                         ------------------       --------------------

       RMB 24.79 million Loan payable to a company,
        non-interest bearing and unsecured, due December 2007                    3,071,387                         -
                                                                         ------------------       --------------------
                                                                                28,075,950                23,822,756
        Less current maturities                                                 13,479,554                12,884,057
                                                                         ------------------       --------------------
                                                                      $         14,596,396     $          10,938,699
                                                                         ==================       ====================

       Maturities are as follows:

                                 Fiscal year ended December 31,
                                              2006                                            $          13,479,554
                                              2007                                                       14,596,396
                                                                                                 -------------------
                                                                                              $          28,075,950
                                                                                                 ===================

NOTE 11  NOTES PAYABLE

     The Company has issued a number of notes payable to vendors totaling $3,327,829. These notes are due between February 2006 and June 2006, are non-interest bearing and are secured by $3,327,829 in bank deposits. The bank deposits may be used only for the purpose of repaying the notes.

NOTE 12  LONG TERM  ACCOUNTS  PAYABLE

                                                December 31,        December 31,
                                                   2005                 2004
                                                --------------      ------------
     Non  interest  bearing  amounts  payable
     to  contractors  related  to  the
     acquisition of plant and equipment.
     The amounts have been discounted using
     a rate of 6.5% as a result of term
     modifications made in 2005. The discount
     has been applied  against the cost of the
     plant and equipment  acquired.             $ 12,216,832       $  17,250,874
                                                ============       =============

     During the year the Company accreted interest of $146,949 (2004: $Nil).

     Future annual payments are as follows:

           2007           $   1,855,261
           2008              12,409,757
                          -------------
                          $  14,265,018
                          =============

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

NOTE 13   SEGMENTS

     The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (see Note 19 also). As a result, the components of gross profit for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the years ended December 31, 2005 and 2004 and as of December 31, 2005 and December 31, 2004.


                                                  Chemical             Pharma             Biotech
                                                  Division            Division           Division              Total
                                               ---------------     ---------------     --------------     ----------------
2005
Sales                                       $       27,326,459   $      25,084,011   $      3,834,324  $        56,244,794
Gross profit                                         1,084,543          10,081,972          2,782,440           13,948,955
Depreciation and amortization                        4,307,874             689,986            883,789            5,881,649

As at December 31, 2005
Total assets                                       75, 831,748          17,601,551          8,133,197          101,566,496
Additions to long-lived assets                      10,238,939             116,961          1,800,151           12,156,051
Intangible assets                                       47,336             382,072          2,937,658            3,367,066


2004
Year ended December 31, 2004
Sales                                       $        4,248,906   $      24,774,224   $             -  $          29,023,130
Gross profit                                           216,380          12,666,445                 -             12,882,825
Depreciation and amortization RESTATED                                                                                    7
(NOTE 20)                                            2,033,933             639,434                 -              2,673,36

As at December 31, 2004
Total assets                                                                                                              4
RESTATED (NOTE 20)                                  66,726,390          23,611,914                 -             90,338,30
Additions to long-lived assets                      27,295,156             852,773                 -             28,147,929
Intangible assets                                            -             432,769                 -                432,769


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

NOTE 14     OTHER INCOME - Funds Released by Chinese Government Liquidator

     In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. (Please also refer to Note 6(A)) After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction. As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. As well, during the first quarter of 2005, a separate municipal agency, the Datong Municipal Government, approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise. The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company. As a result, the Company recorded other income of $885,864 during the current year to reflect the above transactions.

NOTE 15   COMMITMENTS AND CONTINGENCIES

     (A) Employee Benefits

     The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries. The total provision for such employee benefits was $442,536 and $642,856 for the years ended December 31, 2005 and 2004, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

     (B) Loan Guarantee

     The Company has guaranteed a bank loan to a supplier in the amount of $2,478,000 (RMB20 million) due on July 16, 2006. Interest on the loan is charged at 7.905% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the suppliers default on their bank loans. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,584,000 (RMB20.85 million). The Company provided the guarantees to these suppliers to maintain a good business relationship.

     The Company has also issued a guarantee to a bank as security for loans to a third party vendor of $2,478,000 (RMB20 million) due on September 26, 2007 and $3,718,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank's base rate plus 5.9475 %. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,855,000 (RMB55.32 million). This vendor has pledged assets totaling $8,699,000 (RMB70.2 million) to the Company for this guarantee.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

     (C) Capital Commitments

     According to the Articles of Association of Shanxi Weiqida, the Company has to fulfil registered capital of $19,704,877 (RMB 159,018,360) within five years from December 16, 2003. As of December 31, 2005, the Company has fulfilled $15,037,562 (RMB 121,353,123) of registered capital requirement and has registered capital commitments of $4,667,316 (See Note 16(A)).

     (D) Contingent Employment Benefits

     During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. As of December 31, 2005, the Company has rehired 674 former employees, 237 employees have retired and 143 former employees remain unemployed. If the Company is unable to provide continued employment to these remaining unemployed individuals, it will be liable to pay them each approximately $55 per month until his or her date of retirement, at age 60 or 50, respectively, or death, whichever comes first (See Notes 6 & 8).

     (E) Operating Leases

     The Company has entered into an operating lease agreement for their administrative offices in Vancouver for an amount escalating from CDN$200,000 to CDN$232,000 (US$170,000 to US$198,000) per annum until March
     31, 2007.  Minimum  payments  required  under the agreement are as follows:


                             2006               $ 198,322
                             2007                  49,949

                            Total               $ 248,271

     Subsequent to December 31, 2005, the Company subleased the premises and entered into a new lease agreement (see Note 21(a)).

     The Company closed Huaxin's production in Nanjing, effective July 31, 2005, and has completed construction of a new facility in Datong, China at the site of the manufacturing facilities of Oriental Wave. The Company negotiated the termination of its lease, without penalty, though the Company agreed to relinquish some fixtures and equipment with a carrying value of RMB 2.23 million ($271,500) to the landlord in exchange for the forgiveness of RMB785,000 ($96,000) in past rent payable. In addition, the Company paid approximately RMB 600,000 ($70,000) relating to severance and benefit costs associated with the closure.

     (F) Cell Line Development

     The Company has contracted with a European Institute of Biotechnology to develop a high yield proprietary cell line and production process technology for the Company. Product from this advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total cost of development is $592,000 (EUROS 500,000) of which $355,000 (EUROS 300,000) is yet to be incurred as of December 31, 2005.

     Subsequent to December 31, 2005, the Company disposed of the cell line and related obligations. (see Note 21(b)).

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

NOTE 16   STOCKHOLDERS' EQUITY

     (A) Capital Contribution (See note 15(C))

     On January 31, 2005 and on February 22, 2005 Oriental Wave paid Shanxi Weiqida $479,988 and $198,682, respectively, towards its registered capital requirement under Chinese law. During 2004, Shanxi Weiqida appropriated $6,141,639 in retained earnings and applied it toward the registered capital requirement.

     (B) Reserves

     Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the reserve fund, staff welfare fund and enterprise expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of Shanxi Weiqida's registered capital. The reserve fund is established for covering the potential loss. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. Appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The enterprise expansion fund is established for expanding business operation. The reserve fund and enterprise expansion fund are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. The appropriations for reserves are made by the Board of Directors on an annual basis. During the year the Company transferred $5,204,022 in excess appropriations made in prior years from reserves to retained earnings. The Company also appropriated reserves of $286,701 based upon the current year's after tax net income.

     (C) Stock Options

     The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the year ended December 31, 2004. During the year ended December 31, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000 shares were exercisable immediately with 400,000 options becoming available on January 12, 2006, 400,000 options becoming available on September 30, 2006, 400,000 options becoming available on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars



     The  following  summarizes  stock  option  information  for the year  ended
     December 31, 2005:

       --------------------------------------------------------------- ----------------------- -----------------------
                                                                                                             Weighted
                                                                              Shares                          Average
                                                                                                       Exercise Price
       --------------------------------------------------------------- ----------------------- -----------------------

              Options outstanding at December 31, 2003                        2,599,000                  $   2.04
              Forfeited                                                       (705,000)                  $   1.57
              Exercised                                                       (145,000)                  $   0.50
       --------------------------------------------------------------- ----------------------- -----------------------

              Options outstanding at December 31, 2004                        1,749,000                  $   2.36
              Granted                                                         5,920,000                  $   0.91
              Forfeited                                                      (1,231,500)                 $   2.93

       --------------------------------------------------------------- -------------------- ------------------------

              Options outstanding at December 31, 2005                        6,437,500                  $   0.92
       =============================================================== ==================== ========================

       See Note 21(d) also.

                               Options Outstanding                                              Options Exercisable
-----------------------------------------------------------------------------------     -------------------------------------
                                                 Weighted
                                                  Average            Weighted                                   Weighted
      Range of                                   Remaining            Average                                   Average
      Exercise               Number             Contractual          Exercise                 Number            Exercise
       Prices             Outstanding              Life                Price               Exercisable           Price
--------------------- --------------------- -------------------- ------------------     ------------------- -----------------
       $0.01 - $1.00             4,010,000         4.53                $0.73                     3,197,500       $0.73
       $1.01 - $2.00             2,427,500         3.85                $1.22                     1,627,500       $1.23
                                 ---------         ----                -----                     ---------       -----
                                 6,437,500         4.27                $0.92                     4,825,000       $0.90
                                 =========         ====                =====                     =========       =====


     The Company  accounts for its stock-based  compensation  plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the period was $0.69 for the options granted in January 2005 and $0.43 for the options granted in September 2005. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net income and earnings per share:

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars



               ------------------------------------------------ ------------------- ------------------
                                                                                        RESTATED
                                                                                        (NOTE 20)
               For the year ended December 31,                         2005               2004
               ------------------------------------------------ ------------------- ------------------

               Net income for the period:
               - as reported                                            $ 182,570          $6,362,423
               - pro-forma                                            ($2,419,044)         $6,362,423
               ------------------------------------------------ ------------------- ------------------

               Basic and diluted income per share:
               - as reported                                                 $0.00              $0.14
               - pro-forma                                                 ($0.04)              $0.14
               ------------------------------------------------ ------------------- ------------------

NOTE 17    INCOME TAXES

     (a) Shanxi Weijida and Huaxin are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

          Oriental Wave, Allwin Newtech Ltd. and Allwin Biotrade Inc are BVI companies and are not subject to income taxes. Dragon Pharmaceutical Inc. and Dragon Pharmaceutical (Canada) Inc. are U.S. and Canadian companies, respectively, and are subject to taxes in those jurisdictions.

          The Company has structured its business and operations on an international basis. The Company's history is that they have also been involved in a number of business combinations. As a result the Company could be involved in various investigations, claims and tax reviews that arise in the ordinary course of business activities. Each of these matters is subject to various uncertainties and it is possible that some of these matters may be resolved unfavourably to the Company. The Company has established an accrual for matters that are probable and can be reasonably estimated. Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

     (b) The tax effect of temporary differences that give rise to significant components of the deferred tax assets (liability) are as follows:

                                               December 31,        December 31,
                                                   2005               2004
                                              --------------     --------------
          Excess (deficiency) of tax cost
              over net book value of:
            Inventory                          $  477,054         $   186,664
            Property and equipment              2,353,111           1,692,170
            Other net assets (liabilities)       (612,414)            415,806
          Losses carried forward                3,706,881                   -
                                              --------------       -------------
          Total deferred tax assets             5,924,632           2,294,640
          Less:  valuation allowance           (5,924,632)         (2,294,640)
                                             ----------------     --------------
          Net deferred tax assets              $        -         $         -
                                              ===============     ==============

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

          The valuation allowance is reviewed periodically. When circumstance change and this causes a change in management's judgment about the realizeability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income,

          The company has non-capital losses carried forward of US $7.9 million in Canada expiring between 2008 and 2015 and US $3.0 million in the US expiring in 2021. As a result of the acquisition of Oriental Wave, a change in ownership under IRC Section 382 has occurred. As a result of the change in ownership, the U.S. pre-acquisition losses of the Company would be limited in their use to offset post-acquisition income earned by the U.S. entity. The Company has not determined the limitation amount. The amount of losses being carried forward that are subject to this limitation is approximately $3 million.

          All income and taxes are attributable to foreign and continuing operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company's effective income tax rate, for the years ended December 31, 2005 and 2004 are as follows:

                                                                      2005                    2004
                                                                -----------------        ----------------

       Income before taxes                                             $ 729,804              $6,814,246
       Statutory tax rate                                                   35 %                    35 %
                                                                -----------------        ----------------
       Income tax expense at statutory tax rates                         255,431               2,384,986
       Foreign tax rate differential                                    (498,905)             (2,032,733)
       Expenses not deductible for income tax purposes                    49,373                       -
       Tax exempted income                                              (147,314)                 99,570
       Non-recognition of benefit of loss carry forward                  888,649                       -
                                                                -----------------        ----------------
       Income tax expense                                              $ 547,234               $ 451,823
                                                                =================        ================

NOTE 18   RELATED PARTY TRANSACTIONS

     During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

     See Notes 4, 7 and 21(b) also.

NOTE 19   CONCENTRATIONS AND RISKS

     81% and 95% of the Company's revenues for the years ended December 31, 2005 and 2004, respectively, were derived from customers located in China. The Company had sales of $6,593,391 and $644,100 in the Chemical and Biotech Divisions to customers in India , representing 13% of the Company's revenues for the year ended December 31, 2005. 99% and 100%, respectively of its assets at December 31, 2005 and 2004 were located in China.

     Sales to the Company's five largest customers accounted for approximately 32.9% and 12.4% of the Company's sales for the years ended December 31, 2005 and 2004, respectively; while sales to the Company's largest customer accounted for approximately 11.9% and 2.7%%, respectively. Amounts owing from one customer represented 11.8% of the Company's trade and other receivables at December 31, 2005.

     The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company's Loans Payable, together with their respective interest rates and maturity dates, are included in Note 10.

     The majority of the Company's assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China's largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At December 31, 2005, approximately US$774,369 of the cash and cash equivalents (December 31, 2004: US$885,681) and all of the restricted cash are held in Renminbi.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

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


                                                                 As at December 31, 2004
                                                          --------------------------------------
                                                                                  Previously
                                                              Restated             Reported
                                                          -----------------    -----------------

         Current assets                                        $25,283,300          $25,283,300
         Property and equipment                                 62,396,316           63,520,202
         Other assets                                            2,658,688            2,658,688
                                                          -----------------    -----------------

         Total assets                                         $ 90,338,304         $ 91,462,190
                                                          =================    =================

         Liabilities                                          $ 68,800,517         $ 68,800,517
                                                          -----------------    -----------------

         Share capital                                          14,027,504           14,027,504
         Retained earnings                                       7,562,432            8,686,318
         Due from shareholder                                     (52,149)             (52,149)
                                                          -----------------    -----------------
         Total equity                                           21,537,787           22,661,673
                                                          -----------------    -----------------
         Total liabilities and equity                         $ 90,338,304         $ 91,462,190
                                                          =================    =================

                                                                      Year ended
                                                                  December 31, 2004
                                                       -----------------------------------------
                                                                                  Previously
                                                             Restated              Reported
                                                       --------------------    -----------------

         Net Sales                                  $           29,023,130         $ 29,023,130
         Cost of sales                                          16,140,305           16,140,305
                                                       --------------------    -----------------
         Gross profit                                           12,882,825           12,882,825
         Operating expenses                                      5,856,596            5,867,948
                                                       --------------------    -----------------
         Income from operations                                  7,026,229            7,014,877
         Other income (expense)                                  (211,983)              923,255
                                                       --------------------    -----------------
         Income before taxes                                     6,814,246            7,938,132
         Income tax expense                                        451,823              451,823
                                                       --------------------    -----------------

         Net income                                            $ 6,362,423          $ 7,486,309
                                                       ====================    =================
         Net Income per share                                     $   0.14             $   0.17
                                                       ====================    =================

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                             Expressed in US Dollars

NOTE 21   SUBSEQUENT EVENTS

     (a) Subsequent to December 31, 2005, the Company subleased its current office space and entered into a new operating lease agreement in Vancouver for approximately CDN$73,000 (US$60,000) per annum until March 31, 2011. Revised total minimum payments required under the new and old (Note 15(e)) leases are as follows:


               2006                               $   260,675
               2007                               $   111,203
               2008                               $    61,750
               2009                               $    61,750
               2010                               $    61,750
               Thereafter                         $    15,437
        -----------------------------------------------------
                                                  $   572,565
        ======================================================

          The Company anticipates recovering $124,000 and $41,000 during fiscal 2006 and 2007, respectively, under its sublease agreement.

     (b)  Subsequent  to December  31,  2005,  the Company  disposed of the cell line, and all applicable obligations relating, thereto, being developed for the Company to enter the European market. The cell line was sold to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 and was sold for $1 million.

     (c) Subsequent to December 31, 2005, the Company entered into a Loan agreement with a bank for $2,478,315 bearing interest at a rate of 6.138% per annum, secured by property and equipment of $10,787,902, and is due in January 2007.

     (d) Subsequent to December 31, 2005, the Company cancelled options to acquire 500,000 shares at an exercise price of $0.74 that were granted on September 30, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company was informed that Moore Stephens Ellis Foster Ltd. Chartered Accountants ("Moore Stephens"), who had served as our independent accountants for the year ended December 31, 2004, had merged with and into Ernst & Young LLP on May 5, 2005. On July 10, 2005, the Company's board of directors formally approved the engagement of Ernst & Young as the Company's independent registered public accounting firm for 2005. On July 12, 2005, the former Moore Stephens representative who is now associated with Ernst & Young informed the Company that the merger of Moore Stephens into Ernst & Young on May 5, 2005, effectively constituted their resignation as the Company's independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens no longer acted as the Company's independent registered public accountant. Therefore, Ernst & Young LLP was engaged as the independent registered public accounting firm of the Registrant.

     Moore Stephens' report on the Company's financial statements for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period covered by the report of Moore Stephens and up to the effective date of resignation, the Company had no disagreements with Moore
Stephens, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore Stephens, would have caused Moore Stephens to make reference to the subject matter of the disagreement in connection with its reports.

     During the Company's previous two fiscal years and up to the effective date of resignation, the Company did not consult with Ernst & Young regarding any of the items described under Item 304(a)(1)(iv)(B), Item 304(a)(2) or Item 304(b) of Regulation S-B.

     As the acquisition of Oriental Wave Holdings Ltd was deemed to be a reverse-take-over transaction, Oriental Wave is considered to be the parent company for accounting purposes The independent accountant for Oriental Wave for the year ended December 31, 2004 was Webb & Company P.A.

ITEM 8A. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     There were no changes to internal controls over financial reporting during the fiscal year.

ITEM 8B. OTHER INFORMATION

     On January 6, 2006, Dragon Pharmaceutical, Inc. (the "Company") entered into an Assignment and Assumption agreement that, effective February 2, 2006, sold all of the Company's right, title and interest in its Development and Manufacturing Agreement dated October 31, 2003 between the Company and Polymun Scientific Immunubiological Forschung EmGH ("Polymun") to AS Biotech AG, a company controlled by Dr. Alexander Wick, a director of the Company, for $1 million and assumption of all liabilities under the Development and Manufacturing Agreement.

     Under the terms of the Development and Manufacturing Agreement, Polymun would develop a new EPO cell-line for the European market pursuant to which the Company would be granted a non-exclusive license to make, use, sell, offer to sell, input and/or export EPO in a specific market area. Under the terms of the Development and Manufacturing Agreement, the Company was responsible to make certain milestone payments to Polymun and was required to purchase certain quantities of EPO produced by Polymun. At the time the Assignment and Assumption Agreement was entered into, Polymun had produced no EPO.

     In light of the time, effort and costs to develop a new line of EPO in Europe, the Company decided to sell the contract. No penalty was incurred with the sale.

     The sale was approved by all directors of the Company present at the meeting with Dr. Wick abstaining.

     Effective February 2, 2006, Dr. Wick resigned as president to the Company. He still remains as a director to the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     As of December 31, 2005, we had eight directors consisting of Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li. At the annual meeting of shareholders held on August 1, 2005, Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick and Dr. Sun were re-elected as directors. The Board subsequently appointed Mr. Mak, Mr. Frey and Mr. Li as directors. The following describes the background for Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li.

Description of Current Directors

     Mr. Yanlin Han, age 42, is the Chief Executive Officer and the Chairman of the Board of Director of Dragon, positions he assumed in January 2005. He has been the Chairman of Oriental Wave and responsible for the overall strategic planning and direction of Oriental Wave starting the date he founded the company. Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China. He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state-own pharmaceutical companies through bankruptcy process or contractual management agreements. Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology. Mr. Han also serves as the Vice-President of Shanxi Province Foreign

Investment Enterprise Association and Vice-President of Datong City Trade Council. Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

     Mr. Zhanguo Weng, age 51, had been a Director of the Company since January 2005. Mr. Weng is the Vice President, China Operation, a Director of Dragon and the Chairman of Oriental Wave, responsible for the overall daily operations of Shanxi Weiqida. Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997. He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People's University of China for two years.

     Ms. Xuemei Liu, age 36, has been a Director of the Company since January 2005. Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

     Dr. Alexander Wick, Ph.D., age 68, has been a Director of Dragon since 1998 and was the President from 2002 until his resignation effective on February 2, 2006. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University. He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API's for the world's largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001.

     Dr. Yiu Kwong Sun, M.D., age 62, has been a Director of Dragon since 1999. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years. He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau. Dr. Sun has been a member of the Dr. Cheng Yu Tung Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

     Mr. Peter Mak, age 45, is a fellow of the Chartered Association of Certified Accountants in UK as well as a fellow of the Hong Kong Institute of Certified Public Accountant. Mr. Mak was formerly the Managing Partner of Arthur Andersen Southern China and also a partner of Arthur Andersen Worldwide. Through his twenty years of accounting and financial practices, Mr. Mak has extensive knowledge and experience in Chinese and international acscounting standards. He is also the independent director or financial advisor for several public companies listed in United States and Hong Kong.

     Mr. Heinz Frey, age 68, graduated from University of Berne, Switzerland in 1966, has 30 years of experience in the telecommunication industry, security manufacturing and service industry. He has broad experience in the management of various sizes of companies with global presence, financing and controlling of international companies, leading development, production, sales and finance departments. He is also a board member of various companies.

     Mr. Jin Li, age 38, is currently a senior advisor of Phycos International Co., Ltd. Prior to joining Phycos, he was a partner at the international law firm, Linklaters. Mr. Li studied biochemistry at Peking University in China and received his Master of Science degree in Biochemistry from the University of Michigan and his doctoral degree from Law School of University of Columbia. He has more than ten years of experience in international IPOs, M&A and business transactions.

Description of Executive Officers

     The following sets forth our executive officers.

      Name                            Position                           Age
      Yanlin Han             Chief Executive Officer and Director         42
      Zhanguo Weng           Vice President, China Operation              51
      Alexander Wick         President until February 2, 2006             68
      Maggie Deng            Chief Operating Officer                      38
      Garry Wong             Chief Financial Officer                      35

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

     Garry Wong is the Chief Financial Officer of the Company since January 2005. Prior to his current position, Mr. Wong served as our Executive Assistant to President and CEO from February 2002 to January 2005. Before joining us, Mr. Wong was a team member of the Global Mergers and Acquisitions Group at Nortel
Networks since 1996. He managed and executed transactions consisteing of acquisitions, divestitures, equity investments, spin-offs, public market listing and joint ventures, in Europe, North America, Asia and the Middle East. Mr. Wong is a Chartered Financial Analyst who received an International MBA degree from York University, Canada with double majors in Corporate Finance and Greater China studies and a Bachelor degree in Business Administration from University of Hong Kong.

Director's Compensation

     Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors receive any compensation during 2005. At a directors meeting held on January 12, 2005, Ms. Liu, Dr. Sun and Dr. Wick were granted options to purchase 200,000, 200,000, and 400,000 shares of common stock, respectively, at $1.18 per share which represented the closing per share price as of that date. At a directors meeting held on September 30, 2005, Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick,, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li were granted options to purchase 500,000, 300,000, 200,000, 400,000, 200,000, 200,000, 200,000 and 200,000 shares of common stock, respectively, at $0.74 per share which represented the closing per share price as of that date.

Audit Committee

     During 2004, we previously had an audit committee that consisted of Mr. Philip Yuen Pak Yin and Dr. Yiu Kwong Sun. During the latter part of 2004, Mr. Yuen resigned from the audit committee. In light of Mr. Yuen's resignation that left one remaining member, the audit committee functions were then handled by the Board of Directors. On September 30, 2005, the Board appointed Mr. Mak, Mr. Frey and Mr. Li to the Audit Committee. Mr. Mak, the Chairman of the Audit Committee, is an expert within the meaning of Item 401 of Regulation S-B

Code of Ethics

     The Company has adopted a Code of Ethics that is applicable to the officers, directors and employees of the Company, including the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. The Code of Ethics is available on the Company's website at www.dragonpharma.com. Amendments to and waivers from the Code of Ethics will also be disclosed on the Company's website.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Summary

     The following table summarizes all compensation earned by or paid to our Chief Executive Officer and other Executive officers who received compensation in excess of $100,000 during year 2005.


                           Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------
                                      Annual Compensation                          Long Term Compensation
--------------------------------------------------------------------- --------------------------------------------------
                                                                               Awards           Payout
                                                                      -------------------------------------

                                                                      Restricted   Securities   LTIP       All Other
                                                    Other Annual         Stock     Underlying   Payout    Compensation
                     Year    Salary   Bonus ($)   Compensation ($)     Award(s)   Options (#)     ($)         ($)
------------------------------------------------------------------------------------------------------------------------
Yanlin Han           2005   $156,263     -0-             -0-              -0-          500,000    -0-         -0-
C.E.O.
------------------------------------------------------------------------------------------------------------------------
Alexander Wick       2005    $0 (1)      -0-             -0-              -0-          800,000    -0-         -0-
President            2004    $0 (1)      -0-             -0-              -0-              -0-    -0-         -0-
                     2003    $0 (1)      -0-             -0-              -0-          200,000    -0-         -0-
------------------------------------------------------------------------------------------------------------------------
Maggie Deng          2005   $104,175     -0-             -0-              -0-          400,000    -0-         -0-
C.O.O
------------------------------------------------------------------------------------------------------------------------
Garry Wong           2005   $106,654     -0-             -0-              -0-          400,000    -0-         -0-
C.F.O.
------------------------------------------------------------------------------------------------------------------------

(1) Dr. Wick was appointed President of the Company in September 2002 and resigned on February 2, 2006. He is not paid for his services, but is reimbursed for expenses he incurs in the course of performing his duties for us. He received an option to purchase 200,000 shares of common stock at $0.68 per share in 2003 and options to purchase 400,000 shares of common stock at $1.18 per share and 400,000 shares of common stock at $0.74 per share in 2005.


Option Grants in 2005

     The Company granted options to purchase 2,260,000 shares at an exercise price of $1.18 per share on January 12, 2005 and 3,660,000 shares at an exercise price of $0.74 per share on September 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no repricing of options for the fiscal year ended December 31, 2005.

Fiscal Year End Option Values

     The  following  table sets  forth for our  executive  officer  named in the
Summary   Compensation   Table  the   number  and  value  of   exercisable   and
un-exercisable options as at December 31, 2005.



                                                              Number of Securities             Value of Unexercised
                          Shares                           Underlying Unsecured Options          In-The-Money Options
                         Acquired                           at December 31, 2005            at December 31, 2005 (1)
                            on          Value           -------------------------------     -------------------------------
    Name                Exercise     Realized ($)         Exercisable    Unexercisable      Exercisable     Unexercisable
    ----                ----------   ------------       -------------    --------------     ------------    ---------------
Yanlin Han                   0              --               500,000         -                0                 -
Alexander Wick               0              --             1,000,000         -                0                 -
Maggie Deng                  0              --               400,000         -                0                 -
Garry Wong                   0              --               420,000         -                0                 -

(1) Based upon the closing price of a share of our common stock of $0.64 per share at December 31, 2005.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table shows the amount of our common stock (symbol: TSX:DDD; OTCBB:DRUG; Berlin, Frankfurt and XETRA: DRP) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by our named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2006


                                                                                   Shares

                                                                         Beneficially        Owned(1)
Name & Address of Beneficial Owner                                         Number             Percent
----------------------------------                                       -------------       ---------
Yanlin Han
Chief Executive Officer and Director                                       31,651,403(2)      50.3%
c/o 1055 Hastings Street, Suite 1900
Vancouver, British Columbia V6E 2E9



                                                                                   Shares

                                                                         Beneficially        Owned(1)
Name & Address of Beneficial Owner                                         Number             Percent
----------------------------------                                       -------------       ---------

Zhanguo Weng
Vice President, China Operation and Director                               9,200,401(3)       14.6%
c/o 1055 Hastings Street, Suite 1900
Vancouver, British Columbia V6E 2E9

Xuemei Liu                                                                                    7.4%
Director                                                                   4,650,200(4)
c/o 1055 Hastings Street, Suite 1900
Vancouver, British Columbia V6E 2E9

Alexander Wick,
President and Director

1,300,000(5) 2.1%

Yiu Kwong Sun,
Director                                                                   1,100,000(6)       1.7%

Peter Mak,
Director                                                                   200,000 (7)        0.3%

Heinz Frey,
Director                                                                   200,000 (7)        0.3%

Jin Li,
Director                                                                   200,000 (7)        0.3%

Maggie Deng
Chief Operating Officer                                                    400,000 (7)        0.6%

Garry Wong
Chief Financial Officer                                                    420,000 (7)        0.7%

All directors and executive officers as a group (10 persons)               49,322,004(8)      78.4%

----------------------------------
(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners or publicly available, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within sixty days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)  Includes  options to  purchase  500,000  shares.
(3)  Includes  options to
     purchase  300,000 shares.
(4)  Includes  options to  purchase  400,000  shares.
(5)  Includes options to purchase  1,000,000 shares.

(6) Includes 400,000 shares of common stock subject to options exercisable within sixty days. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as director and officer.
(7)  Represents options  exercisable within sixty days.
(8)  Includes options and warrants to acquire 4,020,000 shares of common stock.

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

Equity Compensation Plan Information

     Our shareholders approved a share option plan at our Annual Meeting held on December 18, 2001, authorizing 4,500,000 shares for issuance under the plan. At our Annual Meeting held on August 12, 2005, our shareholders approved another share option plan authorizing the issuance of a further 15,000,000 shares. The following table provides aggregate information as of December 31, 2005 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

----------------------------- -------------------------- --------------------------- --------------------------
                                          A                          B                           C
----------------------------- -------------------------- --------------------------- --------------------------
                                                                                      Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                               Number of securities to                                  equity compensation
                               be issued upon exercise      Weighted-average exercise    plans (excluding
                               of outstanding options,      price of outstanding      securities reflected in
       Plan Category                 and warrants           options, and warrants             column A)
----------------------------- -------------------------- --------------------------- --------------------------
 Equity compensation plans            6,437,500                    $0.92                    12,786,500
approved by security holders
----------------------------- -------------------------- --------------------------- --------------------------
 Equity compensation plans
      not approved by                     0                           -                          0
      security holders
----------------------------- -------------------------- --------------------------- --------------------------
Total                                 6,437,500                    $0.92                    12,786,500
----------------------------- -------------------------- --------------------------- --------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two years, we have been a party to transactions involving certain of our directors or executive officers. See also Notes 4, 7 and 21(b) to our financial statements.

     On April 4, 2004, we entered into an agreement with Dr. Longbin Liu, a former director, and his affiliate to settle the amount owing to us from his acquisition of the Hepatitis B Vaccine Project as well as cancellation of the Patent and Project Development agreements between the parties. Under the terms of the settlement agreement, the G-CSF, Insulin and Hepatitis B Projects, including the rights of ownership and development obligations would revert to Dr. Liu.

     In exchange, Dr Liu agreed to pay us the $3,710,000 in principal and interest owing under the Hepatitis B Project as well as reimburse us $1,330,000 that had been paid previously under the Patent and Project Development agreements. All amounts were due December 31, 2004 and the warrants granted to Dr. Liu under the Patent Development agreement were cancelled. Dr. Liu has agreed to provide 2,600,000 common shares of the Company, to be held in escrow, as security for the amounts owing.

     Dr. Liu did not repay the amounts owing on December 31, 2004 and forfeited the 2,231,000 common shares of the Company that were held in escrow for as security for the amount owing. These shares, which were subsequently cancelled by the Company, were valued at $2,606,486 and resulted in the Company realizing a recovery of $2,106,486 of the amount that had been written-down in prior years.

     Dr. Liu is still indebted to the Company in the amount of approximately $2.48 million with this debt accruing interest at the rate of 6% per annum. This debt is carried on the Company's books at $100. The Board is considering what steps, if any, it intends to take against Dr. Liu.

     Subsequent to December 31, 2005, the Company disposed of the cell line, and all applicable obligations relating, thereto, being developed for the Company to enter the European market. The cell line was sold to AS Biotech AG, a Swiss company controlled by Dr. Alexander Wick, a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 and was sold for $1 million and the assumption of all obligations under the agreement.

ITEM 13.    EXHIBITS

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

           3.2      Amended and Restated Bylaws

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

        10.24(i)    Technology   Transfer   Agreement   between  Shanxi  Weiqida
                    Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.

        10.25(k)    2005 Stock Option Plan

          10.26     Purchase Agreement between the Company and AS Biotech AG

          23.1      Consent of Ernst & Young LLP., Chartered Accountants

          23.2      Consent of Webb & Company, P.A.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

           32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

         99.1(j)    Code of Ethics

----------------------

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

     (i) Incorporated by reference to Form 8-K filed on March 2, 2005, portions of which have been omitted for confidential treatment.
     (j) Incorporated by reference to Form 10-KSB for the year ended December 31, 2004 filed on April 23, 2004.
     (k)  Incorporated by reference to the Company's proxy statement for 2005.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     For the year ended December 31, 2005 Moore Stephens, until their resignation on May 5, 2005, and Ernst & Young were engaged by us to provide non-audit services. For the year ended December 31, 2004 Webb and Company were engaged by Oriental Wave to provide non-audit services During the years ended December 31, 2005 and 2004 the following fees were paid for services provided by Ernst & Young and Moore Stephens and by Webb and Company.

     As the acquisition of Oriental Wave Holdings Ltd was deemed to be a reverse-take-over transaction, Oriental Wave is considered to be the parent company for accounting purposes The independent accountant for Oriental Wave for the year ended December 31, 2004 was Webb & Company P.A.

     For the year ended December 31, 2005, Moore Stephens and Ernst & Young were engaged by us to provide non-audit services. For the year ended December 31, 2004 Webb and Company were engaged by Oriental Wave to provide non-audit services. During the years ended December 31, 2005 and 2004, the following fees were paid for services provided by Ernst & Young and Moore Stephens and by Webb and Company.

     Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2005 and 2004 and the review of our quarterly reports for such years, amounted to approximately $210,000 paid to Ernst & Young and $174,800 paid to Webb & Company, respectively.

     Audit Related Fees. For the years ended December 31, 2005 and 2004 we paid $Nil and $Nil to Ernst & Young and Webb and Company for other audit related fees.

     Tax Fees. For the year ended December 31, 2005 and 2004, we paid no fees to Ernst & Young and Webb and Company for tax fees.

     All Other Fees. For the years ended December 31, 2005 and 2004, we paid no fees to Ernst & Young and Webb and Company for any non-audit services.

     The above-mentioned fees are set forth as follows in tabular form:

                                           2005            2004
                                           ----            ----

            Audit Fees                   $210,000        $174,800
            Audit Related Fees               -0-            -0-
            Tax Fees                         -0-            -0-
            All Other Fees                   -0-            -0-

     Audit Committee Approval of Audit and Non-Audit Services of Independent Accountants

     The Audit Committee approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. No non-audit services were provided by our independent accountants in 2005.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2006                  Dragon Pharmaceutical Inc.,
                                        a Florida Corporation


                                        /s/ Yanlin Han
                                        ----------------------------------------
                                        Yanlin Han, Chief Executive Officer
                                        (Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                   Date


/s/ Yanlin Han                                               March 28, 2006
-------------------------------------
Mr. Yanlin Han, Chairman of the Board



/s/ Zhanguo Weng                                             March 28, 2006
-------------------------------------
Mr. Zhanguo Weng, Director



/s/ Dr. Yiu Kwong Sun                                         March 28, 2006
-------------------------------------
Dr. Yiu Kwong Sun, Director



/s/ Dr. Alexander Wick                                        March 28, 2006
-------------------------------------
Dr. Alexander Wick, Director



/s/ Xuemei Liu                                                March 28, 2006
-------------------------------------
Ms. Xuemei Liu, Director



/s/ Peter Mak                                                 March 28, 2006
-------------------------------------
Mr. Peter Mak, Director


/s/ Heinz Frey                                                March 28, 2006
-------------------------------------
Mr. Heinz Frey, Director

/s/ Jin Li                                                    March 28, 2006
-------------------------------------
Mr. Jin Li, Director


/s/ Garry Wong                                                March 28, 2006
-------------------------------------
Garry Wong, Chief  Financial Officer
(Principal Financial and Accounting Officer)