Form 10QSB
period 2006-03-31
DRAGON PHARMACEUTICAL INC
filed 2006-05-15
CIK 1075206

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act). Yes [ ] No [X]

Number of shares of common stock outstanding as of March 31, 2006: 62,878,004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars
                        (Basis of Presentation - Note 1)



                                    CONTENTS



     PAGE 3         CONSOLIDATED  BALANCE  SHEETS  AS  AT  MARCH  31,  2006  AND
                    DECEMBER 31, 2005

     PAGE 4 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     PAGE 5 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MARCH 31, 2006 AND DECEMBER 31, 2005

     PAGE 6 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

     PAGES 7 - 24   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS AT MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars
                        (Basis of Presentation - Note 1)


                                                                     ASSETS
                                                                     ------
                                                                                                                        December 31,
                                                                               Notes           March 31, 2006               2005
                                                                             ----------      -------------------      --------------
CURRENT ASSETS
  Cash and cash equivalents                                                     18        $           1,530,159    $    1,311,378
  Restricted cash                                                              11,18                  1,853,955         3,327,829
  Accounts receivable, net of allowances                                         2                    9,986,162         7,906,720
  Inventories, net                                                               3                   14,108,221        14,131,735
  Prepaid expenses                                                                                    1,261,108         1,316,688
                                                                                             -------------------      --------------
      Total Current Assets                                                                           28,739,605        27,994,350
                                                                                             -------------------      --------------

 PROPERTY AND EQUIPMENT, NET                                                    4,9                  69,964,853        69,227,688
 OTHER ASSETS
  Intangible assets, net                                                         6                    3,234,007         3,367,066
  Investments -cost                                                                                      12,446            12,392
  Goodwill                                                                                              965,000           965,000
                                                                                             -------------------      --------------
      Total Other Assets                                                                              4,211,453         4,344,458
                                                                                             -------------------      --------------
TOTAL ASSETS                                                                              $         102,915,911    $   101,566496
------------                                                                                 ===================      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                        $           7,130,543    $    6,476,539
  Accrued retirement benefits                                                    7                       84,470            90,714
  Other payables and accrued liabilities                                         8                   20,157,901        17,866,466
  Loans payable - short-term                                                     9                   16,027,380        13,479,554
  Notes payable                                                                 10                    1,853,955         3,327,829
  Due to related companies                                                      11                       62,553            61,993
                                                                                             -------------------      -------=------
      Total Current Liabilities                                                                      45,316,802        41,303,095
                                                                                             -------------------      --------------

LONG-TERM LIABILITIES
  Long term accounts payable                                                    12                   10,045,185        12,216,832
  Long term retirement benefits                                                  7                      562,860           620,396
  Loans payable - long-term                                                      9                   12,842,133        14,596,396
                                                                                             -------------------      --------------
      Total Long-Term Liabilities                                                                    23,450,178        27,433,624
                                                                                             -------------------      --------------
TOTAL LIABILITIES                                                                                    68,766,980        68,736,719
                                                                                             -------------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
  Authorized: 200,000,000 common shares at par value of $0.001 each
  Issued and outstanding: 62,878,004 common shares                                                       62,878            62,878
  Additional paid-in capital                                                                         24,408,348        24,317,830
  Retained earnings                                                                                   6,193,404         5,099,891
  Reserves                                                                                            2,628,008         2,628,008
  Accumulated other comprehensive income                                                                880,222           750,102
  Due from stockholders                                                                                (23,929)           (28,932)
                                                                                             -------------------      --------------
       Total Stockholders' Equity                                                                    34,148,931        32,829,777
                                                                                             -------------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $         102,915,911    $  101,566,496
------------------------------------------                                                   ===================      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                       3

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                       (UNAUDITED) Expressed in US Dollars

                                                               Note             2006                 2005
                                                              -------      ---------------      ----------------

NET SALES                                                       13      $      16,637,377    $       11,828,663

COST OF SALES                                                                  12,407,835             8,619,484
                                                                           ---------------      ----------------

GROSS PROFIT                                                                    4,229,542             3,209,179
                                                                           ---------------      ----------------
OPERATING EXPENSES
Selling expense                                                                 1,593,756             1,143,967
General and administrative expenses                                             1,681,840             1,004,141
Depreciation and amortization                                                     289,737               243,932
                                                                           ---------------      ----------------
      Total Operating Expenses                                                  3,565,333             2,392,040
                                                                           ---------------      ----------------

INCOME FROM OPERATIONS                                                            664,209               817,139

OTHER INCOME (EXPENSE)
Interest expense                                                12              (896,580)             (241,051)
Other income                                                  14(A)             1,477,180                11,084
Funds Released by Chinese Government Liquidator               14(B)                     -               885,864
Other expense                                                                     (7,260)              (35,534)
                                                                           ---------------      ----------------
Total other income                                                                573,340               620,363
                                                                           ---------------      ----------------
INCOME BEFORE TAXES                                                             1,237,549             1,437,502

INCOME TAX EXPENSE                                                              (144,036)             (196,746)
                                                                          ---------------      ----------------

NET INCOME                                                                      1,093,513             1,240,756
OTHER COMPREHENSIVE INCOME
Foreign currency translation                                                      130,120                     -
                                                                           ---------------      ----------------

COMPREHENSIVE INCOME                                                    $       1,223,633    $        1,240,756
                                                                           ===============      ================

Earnings  per share - basic and diluted                                 $            0.02    $             0.02
                                                                           ===============      ================
Weighted average number of shares outstanding during the
year - basic and diluted                                                       62,878,004            60,427,871
                                                                           ===============      ================


The accompanying notes are an integral part of these consolidated financial statements.



                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars



                                                                                                  Accumulated
                                             Common Stock     Additional                             other
                                        ---------------------   Paid-In    Retained                  compre-    Due from
                                          Shares     Amount     Capital    Earnings   Reserves   hensive loss Stockholder   Total
                                        ----------  --------- ----------- ----------- ---------- ------------ ---------- ----------
Balance, December 31, 2004,             44,502,004  $44,502   $13,983,002  $       -  $7,562,432  $       -   $(52,149)  $21,537,787
adjusted for the effect of
recapitalization of reverse
acquisition (Note 5)

Reverse acquisition (Note 5)            18,376,000   18,376     7,919,370          -           -          -          -    7,937,746

Related party debt settled for
equity (Note 17)                                 -        -     2,415,458          -           -          -          -    2,415,458

Notes receivable - stockholders                  -        -             -          -           -          -     23,217       23,217
Comprehensive income (loss)

- foreign currency translation                   -        -             -          -           -      750,102        -      750,102
Transfer from appropriated
earnings - to retained earnings                                            5,204,022   (5,204,022)          -        -            -
              - to liabilities                   -        -             -          -      (17,103)          -        -      (17,103)
Transfer from retained earnings for
reserves (Note 16(B))                            -        -             -   (286,701)      286,701          -        -            -
Net income for the year ended
December 31, 2005                                -        -             -    182,570             -          -        -      182,570
                                        ----------  --------- ----------- -----------   ---------- ---------- ---------- ----------
Balance, December 31, 2005              62,878,004  $  62,878  24,317,830  5,099,891     2,628,008   750,102   (28,932)  32,829,777
Notes receivable - stockholders                  -          -           -          -             -         -     5,003        5,003
Comprehensive income (loss)
 - foreign currency translation                  -          -           -          -             -   130,120         -      130,120
Stock compensation expense                       -          -      90,518          -             -         -         -       90,518
Net income for the period                        -          -           -  1,093,513             -         -         -    1,093,514
                                        ----------  --------- ----------- -----------   ---------- ---------- ---------- ----------
Balance, March 31, 2006                 62,878,004  $  62,878 $24,408,348 $ 6,193,404   $2,628,008  $ 880,222  $(23,929) $34,148,931
                                        ==========  ========= =========== ===========   ========== ========== ========== ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                        5


                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                       (UNAUDITED) Expressed in US Dollars

                                                                                                        2006            2005
                                                                                                  --------------  ---------------
 CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                                                     $    1,093,513  $     1,240,756
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                     1,509,512        1,410,985
     Provision for doubtful accounts                                                                     160,823           12,610
     Stock compensation expense                                                                           90,518                -
     Provision for obsolete inventories                                                                        -          476,583
     Gain on disposal of cell line (Note 14(A))                                                       (1,000,000)               -
      Proceed on disposition of assets                                                                    27,658                -
      Funds Released by Chinese Government Liquidator (Note 14)                                                -         (745,828)
   Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 5)
       Accounts receivable                                                                            (2,200,960)        (725,437)
       Inventories                                                                                        84,850          146,990
       Value added tax receivable                                                                              -          162,443
       Prepaid expenses                                                                                   60,960         (142,364)
       Other receivables                                                                                       -         (214,722)
     Accounts payable                                                                                    (43,682)          90,780
     Other payables and accrued expenses                                                                 637,531          160,585
                                                                                                   --------------  ---------------
         Net Cash Provided By (Used In) Operating Activities                                             893,065         1,873,381
                                                                                                   --------------  ---------------

 CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                 (1,876,998)         (782,134)
   Proceeds on disposition of assets                                                                     527,658                 -
   Cash and cash equivalents acquired in connection with reverse acquisition  (Note 5                          -         2,103,481
                                                                                                  --------------   ---------------
          Net Cash Provided By (Used In) Investing Activities                                         (1,349,340)       1,321,347
                                                                                                  --------------   ---------------

 CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from loans payable                                                                           669,516           603,865
   Due to related companies                                                                               (3,605)       (2,946,138)
   Due from stockholder                                                                                    5,009           175,999
                                                                                                  --------------   ---------------
         Net Cash Provided By (Used In)  Financing Activities                                            670,920        (2,319,915)
                                                                                                  --------------   ---------------

 LOSS ON TRANSLATION OF FOREIGN CURRENCY                                                                   4,136                 -
                                                                                                  --------------   ---------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               218,781           874,813
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      1,311,378           910,425
                                                                                                  --------------   ----------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $    1,530,159   $     1,785,238
                                                                                                  ==============   ================

 Cash paid during the period for interest expense                                                 $      416,429   $       245,373
                                                                                                  ==============   ================
 Cash paid during the period for income taxes                                                     $       98,877   $       166,495
                                                                                                  ==============   ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company (Note 17).

The Company capitalized interest of $39,163 and $79,012 during the three months ended March 31, 2006 and 2005, respectively.

The Company recognized non-cash imputed interest of $508,292 and $nil the three months ended March 31, 2006 and 2005, respectively.


The accompanying notes are an integral part of these consolidated financial statements.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars

NOTE 1    BASIS OF PRESENTATION

          (A) The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders' equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2006, and the results of operations and cash flows for the interim periods ended March 31, 2006 and 2005.

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a current liabilities in excess of current assets, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

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

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2005 included in the annual report previously filed on Form 10-KSB.

          The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars

          (B) In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.

          SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. Accordingly during the three months ended March 31, 2006 the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $90,518 being charged to income during the current period, whereas $1,077,381 was charged on a pro forma basis in the prior period (Note 16(C)). The effect of the adoption of SFAS 123(R) on the Company's consolidated financial statements of the current period is a reduction in the income from continuing operations, income before income taxes and net income of $90,518. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings per share.

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

          SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements during the current period and is not expected to have an effect in the future.

NOTE 2    ACCOUNTS RECEIVABLE

          Accounts receivable at March 31, 2006 and December 31, 2005 consisted of the following:

                                                                              March 31, 2006          December 31, 2005
                                                                           --------------------      -------------------

          Trade and other receivables                                      $         10,651,810      $         8,409,047
          Less: allowance for doubtful accounts                                         665,648                  502,327
                                                                           --------------------      -------------------
          Accounts receivable, net                                         $          9,986,162      $         7,906,720
                                                                           ====================      ===================

          For the period ended March 31, 2006, the Company recorded a provision for doubtful accounts of $160,823 in the Consolidated Statements of Operations compared to $112,610 for the period ended March 31, 2005.

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars

NOTE 3    INVENTORIES

          Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

                                                                                 March 31, 2006          December 31, 2005
                                                                             --------------------      -------------------
          Raw materials                                                    $            3,132,224    $           4,144,900
          Work-in-progress                                                              6,432,757                6,280,283
          Finished goods                                                                4,792,534                4,523,663
                                                                             --------------------      -------------------
                                                                                       14,357,515               14,948,846
          Less: provision for obsolescence                                                249,294                  817,111
                                                                             --------------------      -------------------
                                                                           $           14,108,221    $          14,131,735
                                                                             ====================      ===================

          For the period ended March 31, 2006, the Company disposed of obsolete inventories resulting in a recovery of $507,820 in the Consolidated Statements of Operations compared to a provision for obsolete inventories of $476,583 for the period ended March 31, 2005.

 NOTE 4   PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment at March 31, 2006 and December 31, 2005:

                                                                        March 31, 2006
                                                  -----------------------------------------------------------
                                                                           Accumulated            Net Book
                                                        Cost              Depreciation             Value
                                                   ----------------     ------------------     ---------------
          Plant and equipment                    $       46,869,453   $          8,489,255   $      38,380,198
          Land use rights and buildings                  21,363,673                848,691          20,514,982
          Motor vehicles                                    969,210                150,299             818,911
          Furniture and office equipment                  3,076,960              1,324,011           1,752,949
          Leasehold improvements                              8,487                  2,342               6,145
          Construction in progress                        8,491,668                      -           8,491,668
                                                   ----------------     ------------------     ---------------

                                                $        80,779,451   $         10,814,598   $      69,964,853
                                                   ================     ==================     ===============

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars

                                                                     December 31, 2005
                                                  ---------------------------------------------------------
                                                                         Accumulated            Net Book
                                                       Cost              Depreciation            Value
                                                   ---------------     -----------------     ---------------
         Plant and equipment                     $      46,673,710   $         7,350,550   $      39,323,160
         Land use rights and buildings                  21,312,872               743,593          20,569,279
         Motor vehicles                                    752,919               218,136             534,783
         Furniture and office equipment                  3,066,099             1,252,221           1,813,878
         Leasehold improvements                          1,020,949             1,018,504               2,445
         Construction in progress                        6,984,143                     -           6,984,143
                                                   ---------------     -----------------     ---------------

                                                $      79,810,692   $        10,583,004   $      69,227,688
                                                   ===============     =================     ===============

          Depreciation expense for periods ended the March 31, 2006 and 2005 was $1,370,948 and $1,280,960, respectively. Land use rights and equipment with a net book value of $33.1 million are pledged as collateral for $22.3 million in loans payable (Note 9)

NOTE 5    ACQUISITION OF ORIENTAL WAVE HOLDINGS LIMITED

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


               The allocation of the net assets acquired is as follows:


               Cash and cash equivalents                          $   2,103,481
               Accounts receivable                                    1,527,554
               Inventories                                              549,189
               Prepaid and deposits                                     100,421
                                                                ----------------
               Total Current Assets                                   4,280,645
               Property and equipment                                   785,742

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


               Intangible assets                                      3,380,222
               In-process research and development                      265,000
               Goodwill                                                 965,000
                                                                ----------------
               Total Assets                                           9,676,609
               Less accounts payables and accrued liabilities        (1,738,863)
                                                                ----------------
               Net assets acquired                                 $   7,937,746
                                                                ================

          The intangible assets consist of the production technology and license and customer base acquired and are being amortized over a period of seven years. The in-process research and development costs of $265,000 were written-off to other expense during the year ended December 31, 2005, subsequent to the acquisition.

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


NOTE 6    INTANGIBLE ASSETS

          The Company acquired $603,865 in licenses from a company related to a director in 2002 with the balance being recorded pursuant to the reverse acquisition of Oriental Wave (Note 5).

          Intangible assets consist of the following as of March 31, 2006 and December 31, 2005:

                                                                            March 31, 2006        December 31, 2005
                                                                           ------------------     -------------------


               Production technology                                       $        1,670,223     $         1,670,223
               Product licenses                                                     1,220,815               1,217,905
               Customer base                                                        1,160,000               1,160,000
                                                                           ------------------     -------------------

                                                                                    4,051,038               4,048,128
               Less: accumulated amortization                                         817,031                 681,062
                                                                           ------------------     -------------------

                                                                           $        3,234,007     $         3,367,066
                                                                           ==================     ===================

          Amortization expense for periods ended March 31, 2006 and 2005 was $138,564 and $130,025, respectively.


                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


NOTE 7    ACCRUED RETIREMENT BENEFITS

          During July 2003, the Company acquired Land Use Rights and buildings from a government liquidator. The present value of the accrued retirement benefits assumed is recorded at March 31, 2006 and December 31, 2005 as follows:

                                                                            March 31, 2006        December 31, 2005
                                                                          -------------------     -------------------
       Total liabilities assumed at closing date                       $          8,897,685    $          8,897,685
       Less: reduction of liability due to re-employment                        (4 ,949,474)            (4 ,949,474)
       Less:  net  present  value  of  liabilities   initially  not
        expected to be paid                                                        (615,304)                (615,304)
                                                                          -------------------     -------------------
       Present value of expected liabilities at closing date                       3,332,907               3,332,907
       Less:  amounts  paid  and  adjustment  for  liabilities  not
        expected to be paid                                                        2,685,577              2,621,797
                                                                          -------------------     -------------------
                                                                                     647,330                711,110
       Less: current portion                                                          84,470                 90,714
                                                                          -------------------     -------------------
                                                                       $             562,860   $            620,396
                                                                          ===================     ===================

          Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the date of retirement or re-employment for each employee (See Notes 15(D)

NOTE 8    OTHER PAYABLES AND ACCRUED LIABILITIES

          Other payables and accrued liabilities at March 31, 2006 and December 31, 2005 consist of the following:

                                                                         March 31, 2006          December 31, 2005
                                                                        ------------------       -------------------
          Machinery and equipment payable                               $        5,212,137       $         4,253,448
          Non-interest bearing demand loans                                      1,968,151                 1,416,357
          Current portion of long term payables                                  6,577,159                 7,157,013
          Accrued expenses                                                       1,021,296                 1,147,101
          Value added tax payables                                                  62,020                   277,052
          Income taxes payable                                                     190,406                   144,499
          Other taxes payable                                                      206,317                   159,809
          Deposits received from customers                                       4,920,415                 3,311,187
                                                                        ------------------       -------------------
                                                                        $       20,157,901       $        17,866,466
                                                                        ==================       ===================

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


NOTE 9   LOANS PAYABLE

          The Loans payable, denominated in Renminbi Yuan, at March 31, 2006 and December 31, 2005are as follows:

                                                                                  March 31, 2006           December 31, 2005
                                                                                 ------------------       --------------------

       RMB 4.8 million Loan payable to a bank, interest rate of 8.874% per annum, guaranteed by an unrelated third
        party, due April 2006                                               $            597,386     $              594,796

       RMB 15,000,000 Loan payable to a bank, interest rate of 6.138% per annum, secured by property and equipment of
        $2.950.480, due April 2006                                                     1,866,833                  1,858,736

       RMB 30 million Loan payable to a bank, interest rate of 6.138% per annum, secured by property and equipment of
        $5,123,703, due May 2006                                                       3,733,665                  3,717,472

       RMB 5 million Loan payable to a bank, interest rate of 7.254% per annum, secured by property and equipment of
        $1,236,067, due September 2006                                                   622,278                    619,579

       RMB 1.6 million Loan payable to a bank, interest rate of 7.254% per annum, secured by property and equipment of
        $661,798, due September 2006                                                     209,085                    208,178

       RMB 52.3 million Loan payable to a bank, interest rate of 6.92% per annum, secured by property and equipment of
        $9,281,312, due November 2006                                                  6,509,023                  6,480,793

       RMB 20 million Loan payable to a bank, interest rate of 6.138% per annum, secured by property and equipment of
        $10,232,169, due January 2007                                                  2,489,110                          -

       RMB 55 million Loan payable to a bank, interest rate of 6.336% per annum, secured by property and equipment of
        $3,582,780, due April 2007                                                     6,845,053                  6,815,366

                   DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                       (UNAUDITED) Expressed in US Dollars


        RMB 38 million  Loan  payable to a company,  non-interest
        bearing and unsecured, due June 30, 2007                                       4,730,158                  4,709,643

        RMB 10.18 million Loan payable to a company, non-interest bearing and unsecured, due December 31, 2007
                                                                                       1,266,922                  3,071,387
                                                                               ------------------       --------------------
                                                                                      28,869,513                 28,075,950
        Less current maturities                                                       16,027,380                 13,479,554
                                                                               -----------------        --------------------

                                                                               $      12,842,133        $         14,596,396
                                                                               =================        ====================
        Maturities are as follows:
                                 Fiscal year ended December 31,
                                              2006                                                      $        13,538,270
                                              2007                                                               15,331,243
                                                                                                        --------------------

                                                                                                        $        28,869,513
                                                                                                        ====================

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


N0TE 10   NOTES PAYABLE

          Shanxi Weiqida has in place a banking facility where its bank has issued a number of bon- interest bearing notes payable to vendors of Shanxi Weiqida totaling $1,853,955, due between May and July 2006. These notes, are secured by $1,853,955 in bank deposits of Shanxi Weiqida and the bank deposits may be used only for the purpose of repaying the notes.

NOTE 11   DUE TO RELATED PARTIES

          The amounts due to related parties at March 31, 2006 and December 31, 2005 are due to the spouse of a shareholder and director and are unsecured and non-interest bearing.

NOTE 12   LONG TERM ACCOUNTS PAYABLE


                                                                             March 31,           December 31,
                                                                               2006                  2005
                                                                          --------------       ---------------
          Non interest  bearing  amounts  payable to
          contractors  related to the acquisition of plant
          and equipment.  The amounts have been  discounted
          using a rate of 6.5% as a result of term
          modifications  made in 2005. The  discount  has been
          applied  against  the cost of the  plant  and
          equipment acquired. Due dates range from April 30, 2007
          through December 31, 2008.                                     $   10,045,185        $   12,216,832
                                                                         ==============        ==============

          During the period the Company  accreted  interest  of  $508,292  (2005 $Nil).

          Future annual payments are as follows:

                                  2007                                  $    1,604,515

                                  2008                                       9,969,227
                                                                        ---------------
                                                                        $   11,573,742
                                                                        ===============


                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

NOTE 13   SEGMENTS

          The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces chemical generic, mainly anti-infectious, drugs. The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (see Note 18 also). As a result, the components of gross profit for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005.


                                                  Chemical             Pharma             Biotech
                                                  Division            Division           Division              Total
                                               ---------------     ---------------     --------------     ----------------
2006
Sales                                       $      11,475,377   $       4,564,245   $        597,755  $        16,637,377
Gross profit                                        2,218,876           1,578,208            432,458            4,229,542
Depreciation and amortization                       1,167,706             173,390            168,416            1,509,512
As at March 31, 2006
Total assets                                        77,567,977          17,895,309         7,452,625          102,915,911
Additions to long-lived assets                       1,813,213              10,267            53,518            1,876,998
Intangible assets                                       46,329             368,179         2,819,499            3,234,007

2005
Three months ended March 31, 2005
Sales                                       $        5,704,033   $       5,320,771   $       803,859  $        11,828,663
Gross profit                                            34,425           2,508,222           666,532            3,209,179
Depreciation and amortization                        1,057,587             153,804           199,594            1,410,985
As at December 31, 2005
Total assets                                       75, 831,748          17,601,551         8,133,197          101,566,496
Additions to long-lived assets                      10,238,939             116,961         1,800,151           12,156,051
Intangible assets                                       47,336             382,072         2,937,658            3,367,066


                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

NOTE 14   OTHER INCOME

          (A) Cell Line Development
          -------------------------
          The Company has contracted with a European Institute of Biotechnology to develop a high yield proprietary cell line and production process technology for the Company. Product from this advanced technology will be used by the Company to enter the European market, once certain competitor's patents expire. The total contracted cost to develop the cell line was $592,000 (EUROS 500,000) of which $355,000 (EUROS 300,000) was unpaid.

          In, January 2006, the Company disposed of the cell line, and all applicable obligations relating, thereto, being developed for the Company to enter the European market. The cell line was sold to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 and was sold for $1 million, resulting in a gain of $1 million.

          Government grants
          -----------------
          During the three months ended March 31, 2006, the Shanxi Weiqida applied for, and received, grants of $465,864 from the government for bringing in investment and new technology to Datong city, Shanxi Province.

          (B) Funds Released by Chinese Government Liquidator
          --------------------------------------------------
          In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction. As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. As well, during the first quarter of 2005, a separate municipal agency, the Datong Municipal Government, approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise. The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company. As a result, the Company recorded other income of $885,864 during the three months ended March 31, 2005 year to reflect the above transactions.


NOTE 15   COMMITMENTS AND CONTINGENCIES

          (A) Employee Benefits
          ---------------------
          The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries. The total provision for such employee benefits

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

          was $130,927 and $116,217 for the three months ended March 31, 2006 and 2005, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

          (B) Loan Guarantee
          ------------------
          The Company has guaranteed a bank loan to a supplier in the amount of $2,489,000 (RMB20 million) due on July 16, 2006. Interest on the loan is charged at 7.905% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the suppliers default on their bank loans. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,547,000 (RMB20.55 million). The Company provided the guarantees to these suppliers to maintain a good business relationship.

          The Company has also issued a guarantee to a bank as security for loans to a third party vendor of $2,489,000 (RMB20 million) due on September 26, 2007 and $3,734,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank's base rate plus 5.9475 %. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,793,000 (RMB54.82 million). This vendor has pledged assets totaling $8,743,000 (RMB70.2 million) to the Company for this guarantee.

          (C) Capital Commitments
          -----------------------
          According to the Articles of Association of Shanxi Weiqida, the Company has to fulfil registered capital of $19,704,877 (RMB 159,018,360) within five years from December 16, 2003. As of March 31, 2006, the Company has fulfilled $15,037,562 (RMB 121,353,123) of registered capital requirement and has registered capital commitments of $4,667,316 (See Note 16(A)).

          (D) Contingent Employment Benefits
          ----------------------------------
          During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. As of March 31, 2006, the Company has rehired 679 former employees, 246 employees have retired and 129 former employees remain unemployed. If the Company is unable to provide continued employment to these remaining unemployed individuals, it will be liable to pay them each approximately $55 per month until his or her date of retirement, at age 60 or 50, respectively, or death, whichever comes first (See Note 7).

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

          (E) Operating Leases
          --------------------
          (a) The Company has entered into an operating lease agreement for their administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$62,600 to US$66,500)
               per annum until March 31, 2011. The Company has subleased its previous office space which is leased until March 31, 2007. The total minimum payments required under both leases are as follows:

               2006, balance of year                              $   195,115
               2007                                               $   111,996
               2008                                               $    64,038
               2009                                               $    65,941
               2010                                               $    66,416
               Thereafter                                         $    16,604
               ---------------------------------------------------------------
                                                                  $   520,110
               ===============================================================

          The Company anticipates recovering $123,300 and $41,100 during fiscal 2006 and 2007, respectively, under its sublease agreement.

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars


NOTE 16   STOCKHOLDERS' EQUITY

          (A)  Capital Contribution (See note 15(C))
          ----------------------------------------

          On January 31, 2005 and on February 22, 2005 Oriental Wave paid Shanxi Weiqida $479,988 and $198,682, respectively, towards its registered capital requirement under Chinese law.

          (B) Reserves
          ------------
          Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the reserve fund, staff welfare fund and enterprise expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of Shanxi Weiqida's registered capital. The reserve fund is established for covering the potential loss. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. Appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The enterprise expansion fund is established for expanding business operation. The reserve fund and enterprise expansion fund are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. The appropriations for reserves are made by the Board of Directors on an annual basis.

          (C) Stock Options
          ------------------
          The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the three months ended March 31, 2006. During the year ended December 31, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000 shares were exercisable immediately with 400,000 options becoming available on January 12, 2006, 400,000 options becoming available on September 30, 2006, 400,000 options becoming available on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007.

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

          The following summarizes stock option information for the year ended March 31, 2006:


          --------------------------------------------------------------------------------------------------------------
                                                                                                         Weighted
                                                                                  Shares                  Average
                                                                                                      Exercise Price
          --------------------------------------------------------------------------------------------------------------

              Options outstanding at December 31, 2004                              1,749,000            $   2.36
              Granted                                                               5,920,000            $   0.91
              Forfeited/cancelled                                                 (1,231,500)            $   2.93
          --------------------------------------------------------------------------------------------------------------

              Options outstanding at December 31, 2005                              6,437,500            $   0.92
              Cancelled                                                             (675,000)            $   0.80

          --------------------------------------------------------------------------------------------------------------

            Options outstanding at March  31, 2006                                 5,762,500             $   0.93
          ==============================================================================================================

                               Options Outstanding                                                  Options Exercisable
       ---------------------------------------------------------------------------        --------------------------------------
                                                   Weighted
                                                    Average            Weighted                                   Weighted
         Range of                                  Remaining            Average                                    Average
         Exercise               Number            Contractual          Exercise                   Number          Exercise
          Prices             Outstanding             Life                Price                 Exercisable          Price
       ---------------- ------------------- -------------------- ------------------        ----------------- --------------------
         $0.01 - $1.00           3,435,000         4.30                $0.74                      3,035,000         $0.73
         $1.01 - $2.00           2,327,500         3.59                $1.22                      1,927,500         $1.23
                                 ---------         ----                -----                      ---------         -----
                                 5,762,500         4.02                $0.93                      4,962,500         $0.93
                                 =========         ====                =====                      =========         =====



          In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. This resulted in $90,518 being charged to income during there current period.

          The Company previously accounted for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

          the following assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 0 to 5 years. The weighted average fair value of the options granted during the period was $0.69 for the options granted in January 2005 and $0.43 for the options granted in September 2005. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense in the prior period the following would have been its effect on the Company's net income and earnings per share:


              --------------------------------------------------- ------------------- ----------------
              For the three months ended March 31,                       2006              2005
              --------------------------------------------------- ------------------- ----------------

               Net income for the period:
               - as reported                                            $1,093,513       $1,240,756
               - pro-forma                                              $1,093,513         $163,375
               ------------------------------------------------ ------------------- ----------------

               Basic and diluted income per share:
               - as reported                                                 $0.02            $0.02
               - pro-forma                                                   $0.02            $0.00
               ------------------------------------------------ ------------------- ----------------

NOTE 17   RELATED PARTY TRANSACTIONS


          During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

          See Notes 6, 11 and 14(A) also.

NOTE 18   CONCENTRATIONS AND RISKS

          64% and 85% of the Company's revenues for the three months ended March 31, 20065 and 2005, respectively, were derived from customers located in China. The Company had sales of $4,784,861 in the Chemical Biotech Divisions to a customer in India, representing 29% of the Company's revenues for the three months ended March 31, 2006. 99% of the Company's assets at March 31, 2006 and December 31, 2005 were located in China.

          Sales to the Company's five largest customers accounted for approximately 54% and 33% of the Company's sales for the three months ended March 31, 2006 and 2005, respectively; while sales to the Company's largest customer accounted for approximately 29% and 8%, respectively. Amounts owing from one customer represented 9% of the Company's trade and other receivables at March 31, 2006 and 12 % of the Company's trade and other receivables at December 31, 2005.

          The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company's Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

                  DRAGON PHARMACEUTICAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                      (UNAUDITED) Expressed in US Dollars

          The majority of the Company's assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China's largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At March 31, 2006, approximately US$1,393,327 of the cash and cash equivalents (December 31, 2005: US$774,369) and all of the restricted cash are held in Renminbi.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discusses the Company's financial condition and results of operations for the three months ended March 31, 2006 based upon the Company's interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company's audited financial statements and the notes thereto and other financial information included in the Company's Form 10-KSB for the fiscal year ended December 31, 2005.

     Incorporated in Florida, USA and headquartered in Vancouver, B.C., Canada, Dragon, prior to the acquisition of Oriental Wave, was formed to develop, market, and sell biologics such as Erythropoietin (EPO) in China and international markets outside of China. Dragon manufactured and sold EPO through its wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. ("Nanjing Huaxin") located in Nanjing City, China,. Nanjing Huaxin's EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, the Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. Since August 2005, the Nanjing Huaxin facility was closed and the EPO production facility was relocated to Datong, China. The new EPO production facility is currently located next to the Chemical division facility of Shanxi Weiqida.

     On January 12, 2005, the Company completed the acquisition of Oriental Wave in a reverse take-over transaction. Oriental Wave, through its wholly owned subsidiary in China, Shanxi Weiqida Pharmaceutical Ltd. ("Shanxi Weiqida"), currently has five production facilities in China: four Chinese State Food and Drug Administration (SFDA) certified GMP (Good Manufacturing Practice) production facilities consisting of a pharmaceutical facility with a production capacity of 610 million tablets and capsules, 80 million injectables, 47 million sachets, 10 million suppositories and 180 tons of sterilized bulk drugs per year, a chemical plant producing clavulanic acid with an annual capacity of 50 tons, a biotech facility producing EPO and a pharmaceutical facility producing freeze-dry injectables. In addition, Oriental Wave has a fifth facility producing 7-ACA, an intermediate for Cephalosporin antibiotics, by a fermentation process. 7-ACA is an intermediate product and does not require GMP certification for the 7-ACA production facility. Oriental Wave has received approval from the SFDA for 306 drugs, of which 86, mainly anti-infectious drugs, are actively exploited in China. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng, and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng, and Ms. Liu collectively owned 68.35% of Dragon's outstanding shares of common stock at the time of the closing of the transaction.

     As a result of the acquisition of Oriental Wave, Dragon has transformed into a diversified and growth oriented generic pharmaceutical company with three key business divisions. These divisions consist of a Biotech division for biologics products, such as EPO, a Chemical division for bulk pharmaceutical chemicals and intermediates, such as Clavulanic Acid and 7-ACA, and a Pharma division for formulated drugs, including prescription, over-the-counter drugs and sterilized bulk drugs through two indirect wholly-owned subsidiaries in China, Shanxi Weiqida and Nanjing Huaxin.

     The Company, after the acquisition, has significantly increased the size of operations and now has five manufacturing facilities in Datong city, China, approximately 1,800 employees, an additional 1,200 contract sales representatives in China, and 63 key products in 101 different dosages and presentations currently in the Chinese market.

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

     A summary of significant accounting policies and a description of accounting policies that are considered critical are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 1 to the Dragon's Annual Report on Form 10-KSB for the year ended December 31, 2005. In addition, a description of Recent Accounting Pronouncements is contained in Note 1(B) to the Consolidated Financial Statements contained in this report and in
Note 1(U) to the Consolidated Financial Statements to the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 and 2005

     Sales. Sales for the first quarter ended March 31, 2006 increased 41% to $16.64 million from $11.83 million for the same period in 2005. $10.66 million, or 64% of the sales for the first quarter in 2006 were generated from the sales of products in the Chinese market, and the remaining 5.98 million or 36% were generated from the sales of products in the international markets. $10.11 million, or 85.5% of the sales for the first quarter in 2005 were generated from the sales of products in the Chinese market, and the remaining $1.72 million or 14.5% were generated from the sales of products in international markets. In the first quarter of 2006, $4.56 million, or 27% of the sales, were from the Pharma Division, $11.48 million, or 69% of sales were from the Chemical Division and $0.60 million, or 4% of sales, were from the Biotech Division. For the same period in 2005, 45% of sales were from the Pharma Division, 48% of sales were from the Chemical Division and 7% of sales were from the Biotech Division. The increase in sales during the three months ended March 31, 2006 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical Division.

     Cost of sales for the three months ended March 31, 2006 was $12.41 million compared to $8.62 million for the three months ended March 31, 2005. The cost of sales is attributed to the production costs of Dragon's pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended March 31, 2006 were $4.23 million and 25% compared to $3.21 million and 27% for the same period of 2005. The slight decrease in gross margin was mainly due to the increase in sales of the Chemical Division which carried a slightly lower gross margin than products from the other two divisions.

Divisional Sales and Gross Margin Analysis

     The Company's businesses are organized under three business divisions: the Pharma Division, the Chemical Division and the Biotech Division.

Pharma Division

     The Pharma Division's sales for the first quarter of 2006 were $4.56 million, accounting for 27% of the total sales of the Company. Comparatively, the Pharma division's sales were $5.32 million for the same period in 2005, contributing 45% of the total sales of the Company. The lower sales were mainly due to the reduction in the retail price of certain prescription drugs imposed by the Chinese government. The lower contribution from the Pharma division was also due to the tremendous growth of the Chemical division achieved during the first quarter of 2006 compared to 2005. The overall gross margin for the division for the first quarter decreased to 35%, representing a 12 basis point decline from the same period of 2005. The reduction in the retail price resulted in the decrease in profit margin.


Chemical Division

     The Chemical Division's sales for the first quarter of 2006 were $11.48 million, representing a 101% increase from the sales of $5.70 million during the same period in 2005. The increase is due to the continued increase in export of 7-ACA outside China.

     The Chemical Division's gross margin for the first quarter of 2006 was 19%. The gross margin for the division increased from 1% in the comparative period due to the significant increase in production level especially for 7-ACA during the first quarter of 2006 as compared to the same period of 2005.


Biotech Division

     The Biotech Division's sales for the three months ended March 31, 2006 were $0.06 million or 4% of sales compared to $0.80 million, or 7% of sales, for the comparative period. The decrease was due to the Company not having any international sales during the period as the new production facilities in Datong have not yet received international orders outside China.


     Other Income. During the three months ended March 31, 2006, Dragon recognized $0.57 million of Other Income. This amount primarily consisted of a $1 million gain on the sale of the European EPO cell line development. During the quarter, Dragon disposed of the European EPO cell line, and all applicable obligations relating, thereto, being developed for Dragon to enter the European market. The European EPO cell line was sold to AS Biotech AG, a Swiss company controlled by Dr. Alexander Wick, a Director of Dragon who was also Dragon's President prior to the transaction. The European EPO cell line had a carrying value of $0 and was sold for $1 million and the assumption of all obligations under the agreement. In addition, during the quarter, the Company received $0.47 in Government grants in China. This other income was offset in part by $0.90 in interest expense.


     Expenses. Total operating expenses were $3.57 million for the three months ended March 31, 2006 compared to $2.40 million for the same period in 2005. For the three months ended March 31, 2006, the major category of operating expenses was General and Administration expenses which included $0.62 million for salaries, compensation and benefits (of which $0.09 was non-cash stock compensation as a result of stock options granted in the prior year), $0.17 million for travel expenses, bad debts expense of $0.16and $0.07 million for rent compared to $0.46 million for salaries, compensation and benefits and $0.13 million for travel expenses for the three months of 2005. Operating expenses also included selling expense of $1.50 million and depreciation and amortization of $0.29 million. The increase in operating expenses of $1.17 million for the three months ended March 31, 2006 as compared to the same period for the prior year reflects the additional overhead costs associated with the increase in production and sales in the Chemical Division.

     Net Income. Dragon had net income of $1.09 million for the three months ended March 31, 2006 compared to net income of $1.24 million for the same period in 2005. In addition, net income reflects other income of $1.47 million from the gain on the sale of the European EPO cell line development and the receipt of Government grants in China. Shanxi Weiqida is currently subject to income tax at an incentive tax rate, at half of the normal tax rate, for a period of three years commencing in 2005.

     Basic Net Income Per Share. Dragon's net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for both the three months ended March 31, 2006 and 2005 was $0.02 per share. The weighted average number of shares outstanding during the three months ended March 31, 2006 and 2005 were 62,878,004 and 60,427,871 shares, respectively. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Liquidity and Capital Resources

     As of March 31, 2006, Dragon had current liabilities of $45.32 million and current assets of $28.74 million, including cash balance of $3.38 million and accounts receivables of $9.99 million. The excess of current liabilities over current assets is mainly due to the Company financiang operations through bank loans and payables and investment in the new EPO and Freeze-dry Injectable workshops.

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

     As of March 31, 2006, Dragon had current liabilities of $45,316,802 as follows:


------------------------------------------------------------- ----------------------- ---------------------------
Accounts Payable                                                                                      $7,130,543
------------------------------------------------------------- ----------------------- ---------------------------
Accrued Retirement Benefits - current portion                                                            $84,470
------------------------------------------------------------- ----------------------- ---------------------------
Other Payables and Accrued Expenses                                                                  $20,157,901
------------------------------------------------------------- ----------------------- ---------------------------
Due to Related Companies                                                                                 $62,553
------------------------------------------------------------- ----------------------- ---------------------------
Notes payable                                                                                        $ 1,853,955
------------------------------------------------------------- ----------------------- ---------------------------
Loans Payable-Short Term:
Loan payable to a bank, interest rate of 8.874% per annum,
guaranteed by a third party, due April 2006                                 $597,386
------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 6.138% per annum,
secured by property and equipment of $2,950,480, due April
2006                                                                      $1,866,833
------------------------------------------------------------- ----------------------- ---------------------------

------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 6.138% per annum,
secured property and equipment of $5,123,703, due April 2006              $3,733,665
------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 7.254% per annum,
secured by property and equipment of $1,236,067, due
September 2006                                                              $622,278
------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 7.254% per annum,
secured by property and equipment of $661,798 due September 2006            $209,085
------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 6.92% per annum,
secured by property and equipment of $9,281,312, due
November 2006                                                              6,509,023
------------------------------------------------------------- ----------------------- ---------------------------
Loan payable to a bank, interest rate of 6.138% per annum,
secured by property and equipment of $10,232,169, due
January 2007                                                               2,489,110
------------------------------------------------------------- ----------------------- ---------------------------
Loans Payable - Short Term Subtotal                                                                  $16,027,380
------------------------------------------------------------- ----------------------- ---------------------------
Total Current Liabilities                                                                            $45,316,802
------------------------------------------------------------- ----------------------- ---------------------------

     The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division.

     As of March 31, 2006, Dragon had outstanding short-term loans (less than one year term) totaling $16.03 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loan. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division.

Long-term Liabilities:

     At March 31, 2006, Dragon had long-term liabilities of $23,450,178 as follows:

        ---------------------------------------------------------------- ---------------- -----------------
        Long-term accounts payable                                                             $10,045,185
        ---------------------------------------------------------------- ---------------- -----------------
        Long-term retirement benefits                                                             $562,860
        ---------------------------------------------------------------- ---------------- -----------------
        Loan Payable - Long Term
        ---------------------------------------------------------------- ---------------- -----------------
        Loan payable to a bank, interest rate of 6.336% per annum,
        secured by property and equipment of $3,582,780, due April 2007        6,845,053
        ---------------------------------------------------------------- ---------------- -----------------
        Loan payable to a company, non-interest bearing and unsecured,
        due June 2007                                                          4,730,158
        ---------------------------------------------------------------- ---------------- -----------------
        Loan payable to a company, non-interest bearing and unsecured,
        due December 2007                                                      1,266,922
        ---------------------------------------------------------------- ---------------- -----------------
        Loan Payable - Long Term                                                               $12,842,133
        ---------------------------------------------------------------- ---------------- -----------------
        Total Long-term Liabilities                                                            $23,450,178
        ---------------------------------------------------------------- ---------------- -----------------

     As of March 31, 2006, the Company had long-term retirement benefits of $0.56 million, which was incurred in July 2003 when Shanxi Weiqida acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees during July 2003. The Company is required to pay certain minimum wages and health care costs until the date of their employment, retirement or death, whichever occurs first. The total amount of the liabilities assumed on the closing date was $8.90 million, which approximated the appraised value of the land. As of March 31, 2006, Shanxi Weiqida had employed 679 former employees, and 246 former employees have retired. Shanxi Weiqida has calculated the related asset value by computing the net present value of the future expected payments to the remaining 129 employees assuming an interest rate of 3%. As of March 31, 2006, 129 former employees of Datong Pharmaceutical remained as the obligation of Dragon.

     Dragon has long-term loans payables (one to two years) totaling approximately $12.84 million of which $6.85 million will be due April 2007, $4.73 million will be due June 2007and $1.27 million due April 2007, in addition to long-term account payables of $11.57 million which are due to be paid April 2007 through December 2008.

     During the three months ended March 31, 2006, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans. The Company had anticipated that it would increase its production level through an equity financing, however, the anticipated financing has taken longer than expected

Item 3.  Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the quarter pursuant to Exchange Act Rule 13a-15(b)), and concluded that Dragon's disclosure controls and procedures are effective to ensure that information required to be disclosed in Dragon's reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including Dragon's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that Dragon's disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Dragon within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                           DRAGON PHARMACEUTICAL INC.



                                                     (registrant)




Date:  May 15, 2006                                  /s/ Yanlin Han
                                                     ---------------------------
                                                     Yanlin Han
                                                     Chief Executive Officer



Dated: May 15, 2006                                  /s/ Garry Wong
                                                     ---------------------------
                                                     Garry Wong
                                                     Chief Financial Officer