Form 10QSB
period 2006-06-30
DRAGON PHARMACEUTICAL INC
filed 2006-08-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-27937

DRAGON PHARMACEUTICAL INC.

(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0142474 (IRS Employer Identification No.)

650 West Georgia Street, Suite 310

Vancouver, British Columbia

Canada V6B 4N9

(Address of principal executive offices)

(604) 669-8817

(Issuer’s telephone number)

(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act).              Yes [ ]No [X ]

Number of shares of common stock outstanding as of June 30, 2006: 62,878,004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DRAGON PHARMACEUTICAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

CONTENTS

PAGE	3	CONSOLIDATED BALANCE SHEETS AS AT JUNE 30, 2006 AND DECEMBER 31, 2005

PAGE	4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PAGE	5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

PAGE	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

PAGES	8 - 26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

(Basis of Presentation – Note 1)

ASSETS	Notes	June 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	18	$957,990	$1,311,378
Restricted cash	10,18	806,844	3,327,829
Accounts receivable, net of allowances	2	5,512,168	4,352,236
Inventories, net	3	9,741,162	9,532,537
Prepaid expenses		1,258,573	1,199,941
Assets held for sale	7	16,186,063	8,270,429
Total Current Assets		34,462,800	27,994,350

PROPERTY AND EQUIPMENT, NET	4,9	61,703,011	61,153,955
OTHER ASSETS
Intangible assets, net	6	2,745,471	2,984,994
Investments -cost		12,490	12,392
Goodwill		965,000	965,000
Total Other Assets		3,722,961	3,962,386
Assets held for sale	7	-	8,455,805
TOTAL ASSETS		$99,888,772	$101,566,496

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable		$4,921,393	$2,397,833
Other payables and accrued liabilities	8	21,647,510	13,637,203
Loans payable – short-term	9	19,181,915	13,479,554
Notes payable	10	806,844	3,327,829
Due to related party	11	62,585	61,993
Liabilities held for sale	7	11,825,348	8,464,387
Total Current Liabilities		58,445,595	41,303,095

LONG-TERM LIABILITIES
Long term accounts payable	12	7,193,649	12,216,832
Loans payable – long-term	9	215,642	9,515,851
Liabilities held for sale	7	-	5,700,941
Total Long-Term Liabilities		7,409,291	27,433,624
TOTAL LIABILITIES		65,854,886	68,736,719

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 common shares		62,878	62,878
Additional paid-in capital		24,498,866	24,317,830
Retained earnings		5,872,408	5,099,891
Reserves		2,628,008	2,628,008
Accumulated other comprehensive income		995,655	750,102
Due from stockholders		(23,929)	(28,932)
Total Stockholders’ Equity		34,033,886	32,829,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$99,888,772	$101,566,496

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED) Expressed in US Dollars

	Note	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

NET SALES	13	$13,889,515	$6,572,022	$27,044,339	$13,934,408
COST OF SALES		11,494,794	5,574,197	22,020,242	12,071,302

GROSS PROFIT		2,394,721	997,825	5,024,097	1,863,106
OPERATING EXPENSES
Selling expense		616,286	601,258	1,494,424	987,273
General and administrative expenses		1,364,925	859,480	2,658,118	1,636,343
Depreciation and amortization		236,399	210,039	474,347	387,998
Total Operating Expenses		2,217,610	1,670,777	4,626,889	3,011,614
INCOME (LOSS) BEFORE THE UNDERNOTED		177,111	(672,952)	397,208	(1,148,508)
OTHER INCOME (EXPENSE)
Interest expense	12	(939,059)	(315,568)	(1,835,639)	(556,619)
Other income	14(A),(B)	4,169	28,462	1,474,041	15,071
Funds released by Chinese Government Liquidator	14(C)	-	-	-	885,864
Total Other Income (Expenses)		(934,890)	(287,106)	(361,598)	344,316
INCOME (LOSS) BEFORE TAXES		(757,779)	(960,058)	35,610	(804,192)
INCOME TAX (EXPENSE) RECOVERY		(109,677)	36,386	(143,320)	(15,663)

LOSS FROM CONTINUING OPERATIONS		(867,456)	(923,672)	(107,710)	(819,855)
INCOME FROM DISCONTINUED OPERATIONS	7	546,459	920,332	880,227	2,057,271

NET INCOME (LOSS)		(320,997)	(3,340)	772,517	1,237,416
OTHER COMPREHENSIVE INCOME
Foreign currency translation		115,433	(911)	245,553	(911)

COMPREHENSIVE INCOME (LOSS)		$(205,564)	$(4,251)	$1,018,070	$1,236,505

Earnings (loss) per share - basic and diluted
from continuing operations		$(0.01)	$(0.01)	$(0.00)	$(0.01)
from discontinued operations		$0.01	$0.01	$0.01	$0.03
net income (loss)		$(0.01)	$(0.00)	$0.01	$0.02

Weighted average number of shares outstanding during the period - basic and diluted		62,878,004	62,878,004	62,878,004	61,659,706

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

	Common Stock		Additional Paid-In	Retained		Accumulated other compre-	Due from
	Shares	Amount	Capital	Earnings	Reserves	hensive loss	Stockholder	Total
Balance, December 31, 2004, adjusted for the effect of recapitalization of reverse acquisition (Note 5)	44,502,004	$44,502	$13,983,002	$-	$7,562,432	$-	$(52,149)	$21,537,787
Reverse acquisition (Note 5)	18,376,000	18,376	7,919,370	-	-	-	-	7,937,746
Related party debt settled for equity (Note 17)	-	-	2,415,458	-	-	-	-	2,415,458
Notes receivable – stockholders	-	-	-	-	-	-	23,217	23,217
Comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	750,102	-	750,102
Transfer from appropriated earnings – to retained earnings				5,204,022	(5,204,022)	-	-	-
- to liabilities	-	-	-	-	(17,103)	-	-	(17,103)
Transfer from retained earnings for reserves (Note 16(B))	-	-	-	(286,701)	286,701	-	-	-
Net income for the year ended December 31, 2005	-	-	-	182,570	-	-	-	182,570
Balance, December 31, 2005	62,878,004	$62,878	24,317,830	5,099,891	2,628,008	750,102	(28,932)	32,829,777
Notes receivable – stockholders	-	-	-	-	-	-	5,003	5,003
Comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	245,553	-	245,553
Stock compensation expense	-	-	181,036	-				181,036
Net income for the period	-	-	-	772,517	-	-	-	772,517

Balance, June 30, 2006	62,878,004	$62,878	$24,498,866	$5,872,408	$2,628,008	$995,655	$(23,929)	$34,033,886

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED) Expressed in US Dollars

	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Loss from continuing operations	$(107,710)	$(819,855)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,723,547	2,531,573
Provision for doubtful accounts	107,615	12,610
Stock compensation expense	181,036	-
Accreted interest on long term payable	1,036,690	-
Gain on disposal of cell line (Note 14(A))	(1,000,000)	-
Funds Released by Chinese Government Liquidator (Note 14(C))	-	(745,828)
Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 5)
Accounts receivable	(1,229,430)	(2,601,700)
Inventories	(132,484)	321,546
Value added tax receivable	-	162,443
Prepaid expenses	(49,259)	321,512
Other receivables	-	368,276
Accounts payable	2,491,422	243,137
Other payables and accrued expenses	2,313,860	1,946,756
Cash provided by continuing operations	6,335,287	1,740,470
Cash provided by discontinued operations	(897,615)	2,611,009
Net Cash Provided By Operating Activities	5,437,672	4,351,479

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(2,559,356)	(3,856,850)
Proceeds on disposition of assets	514,854	-
Cash and cash equivalents acquired in connection with reverse acquisition (Note 5)	-	2,103,481
Cash used in continuing operations	(2,044,502)	(1,753,369)
Cash used in discontinued operations	(18,054)	(121,003)
Net Cash Used In Investing Activities	(2,062,556)	(1,874,372)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder	5,003	26,524
Due to related companies	(1,935)	(2,681,821)
Proceeds from (repayment of) loans payable	(3,764,943)	603,865
Net Cash Provided By (Used In) Financing Activities	(3,761,875)	(2,051,432)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,371	19,381

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(353,388)	445,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,311,378	910,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$957,990	$1,355,481

Cash paid during the period for interest expense	$852,848	$561,528
Cash paid during the period for income taxes	$251,481	$366,563

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company (Note 17).

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED) Expressed in US Dollars

The Company capitalized interest of $81,473 and $148,125 during the six months ended June 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

NOTE 1	BASIS OF PRESENTATION AND ACCOUNTING POLICY CHANGES

(A) The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2006, and the results of operations and cash flows for the interim periods ended June 30, 2006 and 2005.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $23,982,795 as at June 30, 2006, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. If adequate funds are not available or not available on acceptable terms, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 included in the annual report previously filed on Form 10-KSB.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

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

SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. Accordingly during the three and six months ended June 30, 2006 the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $90,518 and $181,036 being charged to income during the three and six months ended June 30, 2006, respectively. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the three months ended June 30, 2006 is an increase in the loss from continuing operations, loss before income taxes and net loss of $90,518 and for the six months ended June 30, 2006 is an increase in the loss from continuing operations and a decrease in income before taxes and net income of $181,036. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

(C) In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the current period.

(D) Recent Accounting Pronouncement

In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes".

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently is assessing the impact of Interpretation No. 48 on results of operations and financial position.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Trade and other receivables	$6,067,595	$4,796,578
Less: allowance for doubtful accounts	555,427	444,342

Accounts receivable, net	$5,512,168	$4,352,236

For the three and six months ended June 30, 2006, the Company recorded a (recovery of) provision for doubtful accounts of ($53,208) and $107,615, respectively, in the Consolidated Statements of Operations compared to $0 and $12,610 for the periods three and six months ended June 30, 2005.

NOTE 3	INVENTORIES

Inventories at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005

Raw materials	$2,282,095	$1,303,982
Work-in-progress	4,191,618	5,334,176
Finished goods	3,293,647	3,502,667
	9,767,360	10,140,825
Less: provision for obsolescence	26,198	608,288

	$9,741,162	$9,532,537

For the three and six months ended June 30, 2006, the Company sold obsolete inventory resulting in a recovery of the obsolescence provision of $206,517 and $582,090 respectively,

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

in the Consolidated Statements of Operations compared to a recovery of $762,764 and $286,181 for the three and six months ended June 30, 2005.

NOTE 4	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2006 and December 31, 2005:

	June 30, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$46,142,691	8,733,852	37,408,839
Land use rights and buildings	17,005,638	617,048	16,388,590
Motor vehicles	791,346	140,929	650,417
Furniture and office equipment	2,151,988	916,318	1,235,670
Leasehold improvements	8,847	2,802	6,045
Construction in progress	6,013,450	0	6,013,450

	$72,113,960	10,410,949	61,703,011

	December 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$43,726,412	$6,580,534	$37,145,878
Land use rights and buildings	15,861,498	454,054	15,407,444
Motor vehicles	573,032	186,364	386,668
Furniture and office equipment	2,111,165	801,879	1,309,286
Leasehold improvements	1,020,949	1,018,504	2,445
Construction in progress	6,902,234	-	6,902,234

	$70,195,290	$9,041,335	$61,153,955

Depreciation expense for six months ended the June 30, 2006 and 2005 was $2,477,177 and $2,278,730, respectively. Depreciation expense for three months ended the June 30, 2006 and 2005 was $1,261,644 and $1,136,478, respectively. Property and equipment with a net book value of $26.5 million are pledged as collateral for $18.6 million in loans payable (Note 9)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

NOTE 5	ACQUISITION OF ORIENTAL WAVE HOLDINGS LIMITED

The Company completed the acquisition of Oriental Wave Holdings Limited (“Oriental Wave”) on January 12, 2005 whereby the Company issued 44,502,004 common shares in exchange for all of the issued and outstanding shares of Oriental Wave. The acquisition represented an important strategic step in strengthening the competitive position of the Company. The transaction has been approved by the Company’s shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005. Accounting principles applicable to reverse acquisition have been applied to record the acquisition. Under this basis of accounting, Oriental Wave was the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value of approximately $7.9 million. The Statement of Operations on the periods ended June 30, 2005 include the results of Oriental Wave for the entire period and those of the Company from January 13, 2005.

The allocation of the net assets acquired was as follows:

Cash and cash equivalents	$2,103,481
Accounts receivable	1,527,554
Inventories	549,189
Prepaid and deposits	100,421
Total Current Assets	4,280,645
Property and equipment	785,742
Intangible assets	3,380,222
In-process research and development	265,000
Goodwill	965,000
Total Assets	9,676,609
Less accounts payables and accrued liabilities	(1,738,863)
Net assets acquired	$7,937,746

The intangible assets consist of the production technology and license and customer base acquired and are being amortized over a period of seven years. The in-process research and

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

development costs of $265,000 were written-off to other expense during the year ended December 31, 2005, subsequent to the acquisition.

NOTE 6	INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005

Production technology	$1,670,223	$1,670,223
Product licenses	598,710	598,327
Customer base	1,160,000	1,160,000

	3,428,933	3,428,550
Less: accumulated amortization	683,462	443,556

	$2,745,471	$2,984,994

Amortization expense for six months ended June 30, 2006 and 2005 was $246,370 and $252,843, respectively. For the three months ended June 30, 2006 and 2005, amortization expense was $123,356 and $137,914, respectively.

NOTE 7	ASSETS HELD FOR SALE

The Company signed two agreements on June 29, 2006 agreeing (1) to dispose part of its Formulation business (“Sales of Formulation Business”) and (2) to deliver international registration documentation and services on a related product (“Registration Documentation”), to an unaffiliated party to the Company

With the Sales of Formulation Business agreement, the Company agreed to dispose of its formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese State Food and Drug Administration (“SFDA”), the entire related hospital direct sales team for the formulation business (“Sales of Assets”) and related inventories, account receivables and account payables, (or collectively “Net Working Capital”). The Sales of Formulation Business became effective on July 1, 2006. As of June 30, 2006, the Company received approximately US$ 6 million cash in respect of the Sales of Assets. (Notes 8 and 15D). According to the agreement, the buyer will not assume or have any responsibility for any obligation or liability in

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

connection with any of the assets purchased arising prior to the completion of delivery of the assets purchased, including, any environmental liabilities or contamination which arise or result, directly or indirectly, from operation and use of any assets purchased. The proceed for this agreement is approximately $ 13 million comprising $8 million in cash and the assumption of $5 million in liabilities.

With the Registration Documentation agreement, the Company agrees to provide certain international registration documentation and assistance to complete the registration. On July 28, 2006, the Company amended the Registration Documentation agreement. The Registration Documentation agreement is expected to be completed by the fourth quarter of 2006. The proceeds for this agreement is $1,500,000 in cash. The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future.

The total proceeds for these two agreements in aggregate is approximately $14 million.

The Company has reclassified the assets of the formulation business being sold and the liabilities being assumed which are as follows:

	June 30, 2006	December 31, 2005

Accounts receivable, net of allowances	$4,599,699	$3,554,484
Inventories, net	3,202,877	4,599,198
Prepaid expenses	379,248	116,747,
Current assets held for sale	8,181,824	8,270,429

Property and equipment	7,650,363	8,073,733
Intangible assets, net	353,877	382,072
Non-current assets held for sale	8,004,240	8,455,805
Total assets held for sale	16,186,064	16,726,234

Accounts payable	3,196,095	4,144,410
Accrued retirement benefits	83,986	90,714
Other payables and accrued liabilities	2,878,699	4,229,263
Current liabilities assumed on sale	6,158,780	8,464,387

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Long term retirement benefits	545,729	620,396
Loans payable - long term	5,120,839	5,080,545
Long-term liabilities assumed on sale	5,666,568	5,700,941

Total liabilities assumed on sale	11,825,348	14,165,328

Net assets of formulation business	$4,360,716	$2,560,906

At June 30, 2006, the non-current assets held for sale and the long-term liabilities assumed on sale were classified as current assets and liabilities respectively as the company completed the sale effective on July 1, 2006.

The operations of the formulation business have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of the operations of the formulation business is as follows:

	3 months Ended June 30, 2006	3 months Ended June 30, 2005	6 months Ended June 30, 2006	6 months Ended June 30, 2005

Net sales	4,937,253	4,778,887	8,419,806	9,245,164
Cost of sales	3,295,048	2,594,946	5,177,434	4,717,325
Gross Profit	1,642,205	2,183,941	3,242,372	4,527,839
Operating and other expenses	1,040,008	1,098,177	2,196,014	2,160,439
Income before taxes	602,197	1,085,764	1,046,358	2,367,400
Income tax expense	(55,738)	(165,432)	(166,131)	(310,129)
Net income from discontinued operations	546,459	920,332	880,227	2,057,271

NOTE 8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2006 and December 31, 2005 consist of the following:

June 30, 2006	December 31, 2005

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Machinery, equipment and construction payable	$10,860,271	$10,202,637
Non-interest bearing demand loans	2,273,215	1,416,357
Deposit on sale of formulation business (Note 7)	5,995,129	-
Accrued expenses	1,028,188	861,615
Value added tax payables	249,365	277,052
Income taxes payable	203,850	83,300
Other taxes payable	233,380	159,809
Deposits received from customers	804,112	636,433

	$21,647,510	$13,637,203

NOTE 9	LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan, at June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

RMB 4.8 million loan payable to a bank, interest rate of 8.874% per annum, guaranteed by an unrelated third party, due April 2006	$-	$594,796

RMB 15 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $2,866,241, due April 2006. The company is currently renegotiatiating the loan and is paying interest at the rate of 0.04% per day until the new agreement loan is finalized.	1,873,478	1,858,736

RMB 30 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $5,123,703, due May 2006	-	3,717,472

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

RMB 5 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment of $1,240,467, due September 2006	624,493	619,579

RMB 1.7 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment of $646,868, due September 2006	209,830	208,178

RMB 4.6 million loan payable to a bank, interest rate of 9.18% per annum, guaranteed by an unrelated third party, due October 2006	574,533	-

RMB 52.3 million loan payable to a bank, interest rate of 6.912% per annum, collateralized by property and equipment of $9,046,494, due November 2006	6,532,193	6,480,793

RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $9,966,157, due January 2007	2,497,970	-

RMB 55 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment of $2,689,594, due April 2007	6,869,418	6,815,366

RMB 1.7 million (December 31, 2005 - 24.8 million) loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	215,642	2,700,485
	19,397,557	22,995,405
Less current maturities	19,181,915	13,479,554

	$215,642	$9,515,851

Maturities are as follows:

Fiscal year ended December 31,
2006	$9,814,527
2007	9,583,030

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

$19,397,557

NOTE 10	NOTES PAYABLE

The Company has a banking facility in place where its bank has issued a number of non- interest bearing notes payable to vendors totalling $806,844, due in July 2006. These notes are collateralized by $806,844 in bank deposits that may only be used to repay the notes.

NOTE 11	DUE TO RELATED PARTY

The amounts due to related party at June 30, 2006 and December 31, 2005 are due to the spouse of a shareholder and director and are unsecured and non-interest bearing.

NOTE 12	LONG TERM ACCOUNTS PAYABLE

		June 30, 2006		December 31, 2005

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
	$		$
2007		1,610,226		1,855,261
2008		7,173,149		12,409,757
		8,783,375		14,265,018
Less debt discount		1,023,531		2,048,186
		7,759,844		12,216,832

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Less current maturities included in other payables and accruals	566,195	-
	$7,193,649	$12,216,832

The Company accreted interest of $528,398 and $1,036,690 during the three and six months ended June 30, 2006 compared to $Nil for the comparative periods in 2005.

NOTE 13	SEGMENTED INFORMATION

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces chemical generic, mainly anti-infectious, drugs. The comparative numbers has been restated to exclude the results of the discontinued operation (see note 7). The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s consolidated financial statements for the year ended December 31, 2005 included in the annual report previously filed on Form 10-KSB. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (see Note 18 also). The following is a summary of the Company’s segmented information for the periods ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005.

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
2006
Three months ended June 30, 2006
Sales	$11,922,615	$1,568,592	$398,308	$13,889,515
Gross profit/(loss)	2,430,686	(231,165)	195,200	2,394,721
Depreciation and amortization	1,205,107	-	179,892	1,385,000
Six months ended June 30, 2006
Sales	23,397,992	2,650,284	996,063	27,044,339
Gross profit/(loss)	4,649,562	(253,124)	627,659	5,024,097
Depreciation and amortization	2,372,813	2,426	348,308	2,723,547
As at June 30, 2006
Total assets of discontinued operations	-	16,186,064	-	16,186,064
Additions to long-lived assets	2,493,185	-	66,171	2,559,356
Goodwill	-	-	965,000	965,000
Intangible assets	45,276	-	2,700,195	2,745,471

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

2005	Three months ended June 30, 2005
Sales		4,880,013	907,913	784,096	6,572,022
Gross profit		184,473	226,243	587,109	997,825
Depreciation and amortization		1,059,381	-	215,011	1,274,392
Six months ended June 30, 2005
Sales		10,584,046	1,762,407	1,587,955	13,934,408
Gross profit		218,898	390,568	1,253,640	1,863,106
Depreciation and amortization		2,116,968	-	414,605	2,531,573
As at December 31, 2005
Total assets of continuing operations		75, 831,748	875,317	8,133,197	84,840,262
Total assets of discontinued operations		-	16,726,234		16,726,234
Additions to long-lived assets		10,238,939	-	1,800,151	12,039,090
Goodwill		-	-	965,000	965,000
Intangible assets		47,336	-	2,937,658	2,984,994

NOTE 14	OTHER INCOME
(A)	Cell Line Development

The Company has contracted with a European Institute of Biotechnology to develop a proprietary cell line and production process technology for the Company to enter the European market. In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market. The cell line was sold to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 and was sold for $1 million, resulting in a gain of $1 million.

(B)	Government grants

During the six months ended June 30, 2006, Shanxi Weiqida , a wholly-owned subsidiary of the Company, applied for, and received, non refundable grants of $465,864 from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China.

(C)	Funds Released by Chinese Government Liquidator

In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction.  As a result, during 2004, the Company received

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

$1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. During the first quarter of 2005, the Datong Municipal Governments, approved the transfer of a fund to Shanxi Weiqida with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.  The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company.  As a result, the Company recorded other income of $885,864 during the six months ended June 30, 2005 year to reflect the above transactions.

NOTE 15	COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $65,782 and $34,931 for the three months ended June 30, 2006 and 2005, respectively, and $129,681 and $37,154 for the six months ended June 30, 2006 and 2005, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,489,000 (RMB20 million) due on July 16, 2006. Interest on the loan is charged at 7.905% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,547,000 (RMB20.55 million). The Company provided the guarantees to the supplier to maintain a good business relationship. Subsequent to June 30, 2006, the loan was renewed and the Company agreed to continue to provide the guarantee on the loan until July 9, 2007.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,498,000 (RMB20 million) due on September 26, 2007 and $3,747,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank’s base rate plus 5.9475%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,725,000

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

(RMB53.84 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Shanxi Weiqida, the Company is required to contribute registered capital of $19,704,877 (RMB 159,018,360) to Shanxi Weiqida within five years from December 16, 2003. As of June 30, 2006, the Company has contributed $15,037,562 (RMB 121,353,123) of the registered capital requirement and has registered capital commitments of $4,667,316.

(D)	Contingent Employment Benefits

During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. As of June 30, 2006, the Company has rehired 679 former employees, 246 employees have retired and 129 former employees remain unemployed. If the Company is unable to provide continued employment to these remaining unemployed individuals, it will be liable to pay them each approximately $55 per month until his or her date of retirement, at age 60 or 50, respectively, or death, whichever comes first. These obligations of $629,715 as of June 30, 2006 have been classified as liabilities held for sale as they will be assumed by the purchaser of the formulation business (See Note 7).

(E) Operating Leases

(a)

The Company has entered into an operating lease agreement for its administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$62,600 to US$66,500) per annum until March 31, 2011. The Company has subleased its previous office space which is leased until March 31, 2007. The total minimum payments required under both leases are as follows:

2006, balance of year	$ 135,100
2007	$ 115,760
2008	$ 64,380
2009	$ 66,500
2010	$ 66,500
Thereafter	$ 16,570
$ 464,810

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

The Company anticipates recovering $123,300 and $41,100 during fiscal 2006 and 2007, respectively, under its sublease agreement.

NOTE 16	STOCKHOLDERS’ EQUITY

(A) Reserves

Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the reserve fund, staff welfare fund and enterprise expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of Shanxi Weiqida’s registered capital. The reserve fund is established for covering potential losses. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP. The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. Appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The enterprise expansion fund is established for expanding business operation. The reserve fund and enterprise expansion fund are recorded as part of shareholders’ equity but are not available for distribution to shareholders other than in liquidation, while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. The appropriations to reserves are made by the Board of Directors on an annual basis.

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the six months ended June 30, 2006. During the year ended December 31, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at an exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at an exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000 shares were exercisable immediately with 400,000 options becoming available on January 12, 2006, 400,000 options becoming available on September 30, 2006, 400,000 options becoming available on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

The following table summarizes stock option information for the year ended December 31, 2005 and the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	1,749,000	$2.36
Granted	5,920,000	$0.91
Forfeited/cancelled	(1,231,500)	$2.93
Options outstanding at December 31, 2005	6,437,500	$0.92
Forfeited/cancelled	(675,000)	$0.80
Options outstanding at June 30, 2006	5,762,500	$0.93

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.01 - $1.00	3,435,000	4.06	$0.74	3,035,000	4.07	$0.73
$1.01 - $2.00	2,327,500	3.34	$1.22	1,927,500	3.30	$1.23
	5,762,500	3.77	$0.93	4,962,500	3.77	$0.93

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of June 30, 2006 there was no intrinsic value to the Company’s stock options exerciseable or outstanding as none of the options were in-the-money. There is approximately $224,000 of unrecognized compensation expense as of June 30, 2006 that is expected to be recognized over a weighted average period of nine months. The estimated fair value of stock options that vested during the six month periods ended June 30, 2006 and 2005 was $276,252 and $1,975,199 , respectively.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. This resulted in $90,518 and $181,036 relating to general and administrative expenses being charged to income during the three and six months ended June 30, 2006, respectively. The company continued to use the straight-line amortization method to recognize compensation expense.

The Company previously accounted for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation is recognized in connection with options granted to employees and directors except if options are granted with a strike price below fair value of the underlying stock. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. The fair value of each option granted to an employee was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 5 years. The volatility was computed based historical stock prices. The expected life is computed based on historical experience, giving consideration to the contractual terms of the stock based awards and vesting schedules. The risk-free interest rate is the U.S. Treasury rate having a term equal to the expected life of the option in effect at the time of grant. The weighted average fair value of the options granted was $0.69 for the options granted in January 2005 and $0.43 for the options granted in September 2005. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense in the prior period the following would have been its effect on the Company’s net income and earnings per share:

Net income for the six months ended June 30, 2005:
- as reported	$1,237,416
- deduct: total stock-based employee compensation determined under fair value based method	$ 1,146,444
- pro-forma	$90,972
Basic and diluted income per share:
- as reported	$0.02
- pro-forma	$0.00

NOTE 17	RELATED PARTY TRANSACTIONS

In March 2005, $2,415,458 of loans payable to an entity related to a director of the Company were converted into equity of the Company.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

See also Note 11.

NOTE 18	CONCENTRATIONS AND RISKS

59% and 82% of the Company’s revenues for the six months ended June 30, 2006 and 2005, respectively, were derived from customers located in China. For the three months ended June 30, 2006 and 2005, 63% and 87% of the Company’s revenues, respectively, were derived from customers located in China. The Company had sales of $8,422,679 in the Chemical Division to a customer in India, representing 31% of the Company’s revenues for the three months ended June 30, 2006. 99% of the Company’s assets at June 30, 2006 and December 31, 2005 were located in China.

Sales to the Company’s five largest customers accounted for approximately 66% and 44% of the Company’s sales for the six months ended June 30, 2006 and 2005, respectively; while sales to the Company’s largest customer accounted for approximately 31% and 14%, respectively. Amounts owing from one customer represented 10% of the Company’s trade and other receivables at June 30, 2006 and 12 % of the Company’s trade and other receivables at December 31, 2005.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar until July 2005 and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At June 30, 2006, approximately US$834,000 of the cash and cash equivalents (December 31, 2005: US$774,000) and all of the restricted cash are held in Renminbi.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the six months ended June 30, 2006 based upon the Company’s interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

Incorporated in Florida, USA and headquartered in Vancouver, B.C., Canada, Dragon, prior to the acquisition of Oriental Wave, was formed to develop, market, and sell biologics such as Erythropoietin (EPO) in China and international markets outside of China. Dragon manufactured and sold EPO through its wholly-owned drug manufacturing company Nanjing Huaxin Bio-pharmaceutical Co., Ltd. (“Nanjing Huaxin”) located in Nanjing City, China,. Nanjing Huaxin’s EPO has been approved and marketed in nine countries including China, India, Egypt, Brazil, Ecuador, the Dominican Republic, Trinidad-Tobago, Peru, and Kosovo. Since August 2005, the Nanjing Huaxin facility was closed and the EPO production facility was relocated to Datong, China. Located next to the Chemical division facility in Datong, China, the EPO production facility obtained Chinese SFDA GMP (Chinese State Food and Drug Administration Good Manufacturing Practice) certification on December 30, 2005. Production of EPO in this new facility began in March, 2006 and sales to the Chinese market started in April 2006.

On January 12, 2005, the Company completed the acquisition of Oriental Wave in a reverse take-over transaction. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng, and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng, and Ms. Liu collectively owned 68.35% of Dragon’s outstanding shares of common stock at the time of the closing of the transaction. As a result of the acquisition of Oriental Wave, Dragon has transformed into a diversified and growth oriented generic pharmaceutical company with three key business divisions. These divisions consist of a Biotech division for biologics products, such as EPO, a Chemical division for bulk pharmaceutical chemicals and intermediates, such as Clavulanic Acid and 7-ACA, and a Pharma division for formulated drugs, including prescription, over-the-counter drugs and sterilized bulk drugs.

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets is $ 13.32 million. The transaction was completed on July 1, 2006. In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party. This documentation and services agreement is valued at $1.5 million and is expected to be completed by the fourth quarter of 2006. The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future.

Subsequent to the sales of part of the Pharma division, Oriental Wave, through its wholly owned subsidiary in China, Shanxi Weiqida Pharmaceutical Ltd. (“Shanxi Weiqida”), now has four production facilities located in Datong, China: three SFDA certified GMP production facilities consisting of a chemical plant producing clavulanic acid with an annual capacity of 50 tons, a biotech facility producing EPO and a pharmaceutical facility producing freeze-dry injectables. In addition, Shanxi Weiqida has a fourth facility producing 7-ACA, an intermediate for Cephalosporin antibiotics, by a fermentation process. 7-ACA is an intermediate product and does not require GMP certification for the 7-ACA production facility.

Pharma Division

Subsequent to the sale of part of the Pharma division on July 1, 2006, the Company owns 30 drug approvals from the SFDA for the Pharma division, mostly Cephalosporin Active Pharmaceutical Ingredient (API) and powder for injection. With this more focused product combination, the Company is able to take advantage of being one of the important producers of 7-ACA, an intermediate for Cephalosporin antibiotics. The Company will use qualified contract manufacturers to produce the Cephalosporin powder for injection and key sales agents and distributors to sell the formulation products in the Chinese market. The Company believes that it will be able to utilize excess production capacity of other formulation producers without having to commit huge capital expenditure in its own production facility.

In addition to the cephalosporin product lines, the Pharma division also offers freeze-dry injectable products. The Company has a freeze-dry injectable workshop, next to the EPO production facility, for the freeze-drying of temperature sensitive pharmaceutical products. Among these products is Levofloxacin, a product marketed by the Company whose production was outsourced to a third party contract manufacturer.

Chemical Division

The Chemical Division’s facilities are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The Chemical Division produces the bulk pharmaceutical intermediates and API to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic acid and 7-ACA for both Chinese and international markets. The designed production capacity for Clavulanic Potassium and 7-ACA were 30 tons and 400 tons respectively. After the Company’s investment in the process optimization and technology improvement, the current production capacity reaches 50 tons and 600 tons for Clavulanic Potassium and 7-ACA respectively. The production for Clavulanic Acid was started in January 2004 and the production of 7-ACA was started in July 2004. One of the key products in Chemical Division is Clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics. Dragon is currently the only producer of Clavulanic acid in China. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 600-ton production capacity of 7-ACA positions Dragon among the main producers in the world. The export of 7-ACA to India commenced in 2004. In 2004, Dragon’s Chemical Division entered into a 3-year long term supply agreement with a large Indian pharmaceutical company and the Company currently has a target to sell 50% of production to the Indian market. The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic acid downstream bulk products, and to apply for approvals in the US and EU to enter into European and North American markets.

Biotech Division

The Biotech Division’s facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005. The new EPO production site is adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities. The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. In the new facility, the capacity for bulk EPO doubled to 120 grams and the capacity for sterile vialing tripled to 5 million vials. The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development. Dragon’s Biotech Division develops, manufactures and markets generic EPO in China and developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador, Trinidad-Tobago, Dominican Republic and Kosovo. Currently, Dragon’s EPO is sold only in countries where there is no patent protection. In the past, Dragon was preparing to enter the European market with a new EPO product under development in Austria. However, in January 2006, the Company sold the development contract with the Austrian partner to a related party for $1 million cash and assumption of all obligations under the contract.

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

Significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 1 to the Dragon’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain of these significant accounting policies are considered to be critical accounting policy which include: SFAS No. 123(R) “Accounting for Stock-based Compensation”,SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4”

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required.

SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. Accordingly during the three and six months ended June 30, 2006 the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $90,518 and $181,036 being charged to income during the three and six months ended June 30, 2006, respectively. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the three months ended June 30, 2006 is an increase in the loss from continuing operations, loss before income taxes and net loss of $90,518 and for the six months ended June 30, 2006 is an increase in the loss from continuing operations and a decrease in income before taxes and net income of $181,036. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

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

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the current period.

Recent Accounting Pronouncement

In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently is assessing the impact of Interpretation No. 48 on results of operations and financial position.

Results of Operations

Results of Continuing Operations for the Three and Six months Ended June 30, 2006 and 2005

Sales. Sales for the three months ended June 30, 2006 increased 111% to $13.89 million from $6.57 million for the same period in 2005. $8.80 million, or 63% of the sales for the second quarter in 2006 were generated from the sales of products in the Chinese market, and the remaining $5.09 million or 37% were generated from the sales of products in the international markets. Comparatively, $5.72 million, or 87% of the sales for the second quarter in 2005 were generated from the sales of products in the Chinese market, and the remaining 13% were generated from the sales of products in international markets.

In the second quarter of 2006, $1.57 million, or 11% of the sales, were from the Pharma Division, $11.92 million, or 86% of sales were from the Chemical Division and $0.40 million, or 3% of sales, were from the Biotech Division. For the same period in 2005, 14% of sales were from the Pharma Division, 74% of sales were from the Chemical Division and 12% of sales were from the Biotech Division. The increase in sales during the three months ended June 30, 2006 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical Division especially 7-ACA in both Chinese and international markets and Clavulanic Acid in the international market.

Sales for the six months ended June 30, 2006 increased 94% to $27.04million from $13.93 million for the same period in 2005. $15.97 million, or 59% of the sales for the first six months of 2006 were generated from the sales of products in the Chinese market, and the remaining $11.07 million or 41% were generated from the sales of products in the international markets. Comparatively, $11.36 million, or 82% of the sales for the first half of 2005 were generated from the sales of products in the Chinese market, and the remaining 18% were generated from the sales of products in international markets.

In the first half of 2006, $2.65 million, or 10% of the sales, were from the Pharma Division, $23.40 million, or 87% of sales were from the Chemical Division and $1 million, or 3% of sales, were from the Biotech Division. For the same period in 2005, 13% of sales were from the Pharma Division, 76% of sales were from the Chemical Division and 11% of sales were from the Biotech Division. The increase in sales during the six months ended June 30, 2006 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical Division, especially 7-ACA in both Chinese and international markets and Clavulanic Acid in the international market.

Cost of sales for the three months ended June 30, 2006 was $11.49 million compared to $5.57 million for the three months ended June 30, 2005. The cost of sales is attributed to the production costs of the Company’s pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended June 30, 2006 were $2.39 million and 17% compared to $1 million and 15% for the same period of 2005. The slight increase in gross margin was mainly due to an improved margin for the Chemical division especially for 7-ACA products.

Cost of sales for the six months ended June 30, 2006 was $22.02 million compared to $12.07 million for the six months ended June 30, 2005. Gross profit and gross margin for the six months ended June 30, 2006 were $5.02 million and 19% compared to $1.86 million and 13% for the same period of 2005. The increase in gross margin was mainly due to an improved margin for the Chemical division especially for 7-ACA products.

Divisional Sales and Gross Margin Analysis

The Company’s businesses are organized under three business divisions: the Pharma Division, the Chemical Division and the Biotech Division.

Pharma Division

The Pharma Division’s sales for the second quarter of 2006 were $1.57 million, accounting for 11% of the total sales of the Company. Comparatively, the Pharma division’s sales were $0.91 million for the same period in 2005, contributing 14% of the total sales of the Company. The Pharma Division’s sales for the six months ended June 30, 2006 were $2.65 million, accounting for 10% of the total sales of the Company. Comparatively, the Pharma division’s sales were $1.76 million for the same period in 2005, contributing 13% of the total sales of the Company. The increase in revenues of the Pharma division was mainly due to the increase in sales quantity as the Company was using both direct and indirect sales channels to sell the products during the quarter.

The Pharma Division’s gross margin for the second quarter of 2006 and the first six months of 2006 were -14.7% and -9.55% respectively compared to a 24.9% and 22.16% gross margins for the second quarter of 2005 and the first six months of 2005. The decrease in the gross margins was due to the lowering of selling prices.

Chemical Division

The Chemical Division’s sales for the second quarter of 2006 were $11.92 million, representing a 144% increase from the sales of $4.88 million during the same period in 2005. Chemical Division sales for the six months ended June 30, 2006 were $23.40 million, compared to $10.58 million for the comparative period in 2005. The increase is due to the continued increase in sales of 7-ACA in both Chinese and international markets and Clavulanic Acid in the international market.

The Chemical Division’s gross margin for the second quarter of 2006 was 20%. The gross margin for the division increased from 4% in the comparative period due to the significant increase in production level especially for 7-ACA during the first half of 2006 as compared to the same period of 2005. The Chemical Division’s gross margin for the first half of 2006 was 20% compared to 2% in the comparative period. The increase in gross margin reflected the lowering of production cost as the production level continued to increase.

Biotech Division

The Biotech Division’s sales for the three months ended June 30, 2006 were $0.40 million or 3% of sales compared to $0.78 million, or 12% of sales, for the comparative period.

The Biotech Division’s sales for the six months ended June 30, 2006 were $1 million or 4% of sales compared to $1.59 million, or 11% of sales, for the comparative period. The decrease was due to the Company not having any international sales during the period as the new production facilities in Datong have not yet received international orders outside of China.

The Biotech Division’s gross margin for the second quarter of 2006 was 49% compared to 75% for the comparative three-month period. The Biotech Division’s gross margin for the first half of 2006 was 63% compared to 79% in the comparative period in 2005. The gross margin for the division for the first half of 2006 was lower than the same period in 2005 because of the initially higher cost structure for a new EPO production facility in 2006 and a lower selling price than in 2005.

Other Income (expense). During the three months ended June 30, 2006, the Company incurred $0.93 million of Other expense compared to $0.29 in the comparative period. In both periods the majority of the expenses are related to interest expense.

During the six months ended June 30, 2006, the Company incurred $0.36 million of Other Expense. This amount primarily consisted of interest expense of $1.84 million which was offset, in part, by a $1 million gain on the sale of the European EPO cell line development. During the quarter ended March 31, 2006, Dragon disposed of the European EPO cell line, and all applicable obligations relating, thereto, being developed for Dragon to enter the European market. The European EPO cell line was sold to AS Biotech AG, a Swiss company controlled by Dr. Alexander Wick, a Director of Dragon who was also Dragon’s President prior to the transaction. The European EPO cell line had a carrying value of $0 and was sold for $1 million and the assumption of all obligations under the agreement. In addition, during the period, the Company received $0.47 million in unconditional and non-refundable Government grants in China.

Expenses. Total operating expenses were $2.22 million for the three months ended June 30, 2006 compared to $1.67 million for the same period in 2005. For the three months ended June 30, 2006, the major category of operating expenses was General and Administration expenses which included $0.42 million for salaries, compensation and benefits (of which $0.09 was non-cash stock compensation as a result of stock options granted in the prior year), $0.10 million for travel expenses, bad debts expense of $0.08 and $0.07 million for rent compared to $0.35 million for salaries, compensation and benefits and $0.11 million for travel expenses for the three months of 2005. Operating expenses also included selling expense of $0.62 million and depreciation and amortization of $0.24 million. The increase in operating expenses of $0.55 million for the three months ended June 30, 2006 as compared to the same period for the prior year was mainly due to the increase in accounting and audit expenses and the additional overhead costs associated with the increase in production and sales in the Chemical Division.

Total operating expenses were $4.63 million for the six months ended June 30, 2006 compared to $3.01 million for the same period in 2005. The major category of operating expenses was General and Administration expenses which included $0.98 million for salaries, compensation and benefits (of which $0.18 was non-cash stock compensation as a result of stock options granted in the prior year), $0.23 million for travel expenses, bad debts expense of $0.11 and $0.12 million for rent compared to $0.69 million for salaries, compensation and benefits and $0.21 million for travel expenses for the first six months of 2005. Operating expenses also included selling expense of $0.99 million and depreciation and amortization of $0.38 million. The increase in operating expenses of $1.62 million for the six months ended June 30, 2006 as compared to the same period for the prior year reflects the increase in accounting and audit expenses and the additional overhead costs associated with the increase in production and sales in the Chemical Division.

Net Income/Loss. The Company had a net loss of $320,997 for the three month ended June 30, 2006 compared to a net loss of $3,340 for the same period in 2005. For the six months ended June 30, 2006, the Company had a net income of $0.77 million compared to net income of $1.24 million for the same period in 2005. Included in net income for the first six months of 2006 is other income of $1.47 million from the gain on the sale of the European EPO cell line development and the receipt of a Government grant in China. Shanxi Weiqida is currently subject to income tax at an incentive tax rate, at half of the normal tax rate, for a period of three years commencing in 2005.

Basic Net Income Per Share. The Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net loss per share for the 3 months ended June 30, 2006 and 2005 was ($0.01) and ($0.00) respectively. Net income per share for the six months ended June 30, 2006 and 2005 was $0.01 and $0.02 respectively. The weighted average number of shares outstanding during the second quarter of 2006, 2005 and the six months ended June 30, 2006 was 62,878,004 while that of the first six months of 2005 was 61,659,706. . The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Liquidity and Capital Resources

As of June 30, 2006, the Company had current liabilities of $58.45 million and current assets of $34.46 million, including cash and cash equivalents of $0.96 million and accounts receivables of $5.51 million. The excess of current liabilities over current assets is mainly due to the Company financing operations through bank loans and payables and investment in the new EPO and Freeze-dry Injectable workshops.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that the Company will be able to raise additional funds through private placements or if the Company can renegotiate and extend the loans. If adequate funds are not available or not available on acceptable terms, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

As of June 30, 2006, Dragon had current liabilities of $58,445,595 as follows:

Accounts Payable		$4,921,393
Other Payables and Accrued Expenses		$21,647,510
Due to Related Companies		$62,585
Notes payable		$ 806,844
Loans Payable-Short Term:
Loan payable to a bank, interest rate of 6.138% per annum, secured by property and equipment of $2,866,241, due April 2006	$1,873,478
Loan payable to a bank, interest rate of 7.254% per annum, secured by property and equipment of $1,240,467, due September 2006	$624,493
Loan payable to a bank, interest rate of 7.254% per annum, secured by property and equipment of $646,868 due September 2006	$209,830
Loan payable to a bank, interest rate of 9.18% per annum, guaranteed by an unrelated third party, due October 2006	$574,533
Loan payable to a bank, interest rate of 6.912% per annum, secured by property and equipment of $9,046,494, due November 2006	6,532,193
Loan payable to a bank, interest rate of 6.138% per annum, secured by property and equipment of $9,966,157, due January 2007	2,497,970
Loan payable to a bank, interest rate of 6.336% per annum, secured by property and equipment of $2,689,594 due April 2007	6,869,418
Loans Payable - Short Term Subtotal		$19,181,915
Liabilities assumed on sale		$11,825,348
Total Current Liabilities		$58,445,595

The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division.

As of June 30, 2006, Dragon had outstanding short-term loans (less than one year term) totaling $19.18 million. The Company believes that it will be successful in renegotiating the loans due, including the $1.87 million loan with the original maturity date of April 2006, based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division.

Long-term Liabilities:

At June 30, 2006, Dragon had long-term liabilities of $7,409,291 as follows:

Long-term accounts payable	$7,193,649
Loan Payable – Long Term	$215,642
Total Long-term Liabilities	$7,409,291

Dragon has long-term loans payables of $0.21 million due December 3l, 2007, in addition to long-term account payables of $7.19 million which are due to be paid April 2007 through December 2008.

During the six months ended June 30, 2006, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  The Company had anticipated that it would increase its production level through an equity financing, however, the anticipated financing has taken longer than expected.

Item 3.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the quarter pursuant to Exchange Act Rule 13a-15(b)), and concluded that Dragon’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Dragon’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including Dragon’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that Dragon’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Dragon within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibits.

Exhibit No.

10.27	Assets Purchase Agreement between Shanxi Weiquida Pharmaceutical Company Limited and Shanxi Qiauyuan Pharmaceutical Company Limited.

10.28	Purchase and Service Agreement

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGON PHARMACEUTICAL INC.
(registrant)

Date: August 11, 2006	/s/ Yanlin Han

Yanlin Han

Chief Executive Officer

Date: August 11, 2006	/s/ Garry Wong

Garry Wong

Chief Financial Officer