Form 10QSB
period 2006-09-30
DRAGON PHARMACEUTICAL INC
filed 2006-11-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares of common stock outstanding as of September 30, 2006: 62,878,004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DRAGON PHARMACEUTICAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

CONTENTS

PAGE	3	CONSOLIDATED BALANCE SHEETS AS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

PAGE	4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PAGE	5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

PAGE	6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

PAGES	7 - 26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

(Basis of Presentation – Note 1)

ASSETS	Notes	September 30, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	17	$1,130,038	$1,311,378
Restricted cash	10,17	-	3,327,829
Accounts receivable, net of allowances	2	6,858,037	4,352,236
Inventories, net	3	9,472,265	9,532,537
Prepaid expenses		1,157,054	1,199,941
Assets held for sale	7	-	8,270,429
Total Current Assets		18,617,394	27,994,350

PROPERTY AND EQUIPMENT, NET	4,9	61,568,701	61,153,955
OTHER ASSETS
Intangible assets, net	6	2,630,416	2,984,994
Investments -cost		12,631	12,392
Goodwill		965,000	965,000
Total Other Assets		3,608,047	3,962,386
Assets held for sale	7	-	8,455,805
TOTAL ASSETS		$83,794,142	$101,566,496

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable		$3,686,592	$2,332,129
Other payables and accrued liabilities	8	16,065,638	13,637,203
Loans payable – short-term	9	19,399,252	13,479,554
Notes payable	10	-	3,327,829
Due to related party	11	-	61,993
Liabilities held for sale	7	-	8,464,387
Total Current Liabilities		39,151,482	41,303,095

LONG-TERM LIABILITIES
Long term accounts payable	12	6,900,042	12,216,832
Loans payable – long-term	9	218,085	9,515,851
Liabilities held for sale	7	-	5,700,941
Total Long-Term Liabilities		7,118,127	27,433,624
TOTAL LIABILITIES		46,269,609	68,736,719

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 common shares		62,878	62,878
Additional paid-in capital		33,296,136	24,317,830
Retained earnings		928,032	5,099,891
Reserves		1,861,652	2,628,008
Accumulated other comprehensive income		1,399,764	750,102
Due from stockholders		(23,929)	(28,932)
Total Stockholders’ Equity		37,524,533	32,829,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$83,794,142	$101,566,496

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED) Expressed in US Dollars

	Note	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

NET SALES	13	$11,913,520	$8,436,986	$38,957,858	$22,371,394
COST OF SALES		10,842,138	7,587,478	32,862,380	19,658,780

GROSS PROFIT		1,071,382	849,508	6,095,478	2,712,614
OPERATING EXPENSES
Selling expense		316,708	600,922	1,811,132	1,588,195
General and administrative expenses		1,060,068	1,068,427	3,718,186	2,704,770
Depreciation and amortization		298,135	221,872	772,481	609,870
Total Operating Expenses		1,674,911	1,891,221	6,301,799	4,902,836
LOSS BEFORE THE UNDERNOTED		(603,529)	(1,041,713)	(206,321)	(2,190,221)
OTHER INCOME (EXPENSE)
Interest expense	12	(504,290)	(286,686)	(2,339,929)	(843,305)
Other income	14(A),(B)	64,664	(18,891)	1,532,018	8,044
Funds released by Chinese Government Liquidator	14(C)	-	-	-	885,864
Other expense		(33,796)	(43,337)	(27,109)	(55,201)
Total Other Income (Expense)		(473,422)	(348,914)	(835,020)	(4,598)
LOSS BEFORE INCOME TAXES		(1,076,951)	(1,390,627)	(1,041,341)	(2,194,819)
INCOME TAX (EXPENSE) RECOVERY		7,464	11,942	(135,856)	(3,721)

LOSS FROM CONTINUING OPERATIONS		(1,069,487)	(1,378,685)	(1,177,197)	(2,198,540)
INCOME FROM DISCONTINUED OPERATIONS	7	4,063,235	1,186,812	4,945,735	3,244,083

NET INCOME (LOSS)		2,993,748	(191,873)	3,768,538	1,045,543
OTHER COMPREHENSIVE INCOME
Foreign currency translation		404,109	618,143	649,662	617,232
COMPREHENSIVE INCOME		$3,397,857	$426,270	$4,418,200	$1,662,775
Earnings (loss) per share - basic and diluted
from continuing operations		$(0.02)	$(0.02)	$(0.02)	$(0.04)
from discontinued operations		$0.06	$0.02	$0.08	$0.05
net income (loss)		$0.05	$(0.00)	$0.06	$0.01

Weighted average number of shares outstanding during the period - basic and diluted		62,878,004	62,878,004	62,878,004	62,070,268

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

	Common Stock		Additional Paid-In	Retained		Accumulated other Compre-	Due from
	Shares	Amount	Capital	Earnings	Reserves	hensive loss	Stockholder	Total
Balance, December 31, 2004, adjusted for the effect of recapitalization of reverse acquisition (Note 5)	44,502,004	$44,502	$13,983,002	$-	$7,562,432	$-	$(52,149)	$21,537,787
Reverse acquisition (Note 5)	18,376,000	18,376	7,919,370	-	-	-	-	7,937,746
Related party debt settled for equity (Note 17)	-	-	2,415,458	-	-	-	-	2,415,458
Notes receivable – stockholders	-	-	-	-	-	-	23,217	23,217
Comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	750,102	-	750,102
Transfer from appropriated earnings – to retained earnings				5,204,022	(5,204,022)	-	-	-
- to liabilities	-	-	-	-	(17,103)	-	-	(17,103)
Transfer from retained earnings for reserves (Note 16(A))	-	-	-	(286,701)	286,701	-	-	-
Net income for the year ended December 31, 2005	-	-	-	182,570	-	-	-	182,570
Balance, December 31, 2005	62,878,004	$62,878	24,317,830	5,099,891	2,628,008	750,102	(28,932)	32,829,777
Notes receivable – stockholders	-	-	-	-	-	-	5,003	5,003
Comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	649,662	-	649,662
Stock compensation expense	-	-	271,553	-				271,553
Transfer from reserve: (Note 16(A))								-
- Transfer from Enterprise expansion fund (Note 16(A))			766,356		(766,356)			-
Transfer from retained earnings: (Note 16 (A))			7,940,397	(7,940,397)				-
Net income for the period	-	-	-	3,768,538	-	-	-	3,768,538
Balance, September 30, 2006	62,878,004	$62,878	$33,296,136	$928,032	$1,861,652	$1,399,764	$(23,929)	$37,524,533

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED) Expressed in US Dollars

	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Loss from continuing operations	$(1,177,197)	$(2,198,540)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,188,824	3,861,826
Provision for doubtful accounts	99,801	55,022
Stock compensation expense	271,553	-
Accreted interest on long term payable	1,208,659	-
Gain on disposal of cell line (Note 14(A))	(1,000,000)	-
Funds Released by Chinese Government Liquidator (Note 14(C))	-	(745,828)
Changes in operating assets and liabilities, net of effect of reverse acquisition (Note 5)
Accounts receivable	2,064,545	(2,035,479)
Inventories	3,439,805	(71,911)
Value added tax receivable	-	162,444
Prepaid expenses	479,322	287,509
Other receivables	-	2,746
Accounts payable	(1,965,285)	715,819
Other payables and accrued expenses	(7,877,807)	883,910
Cash Provided by (Used in) continuing operations	(267,780)	917,518
Cash Provided by (Used in) discontinued operations	(899,932)	6,689,632
Net Cash Provided By (Used in) Operating Activities	(1,167,712)	7,607,150
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(3,314,374)	(5,864,341)
Cash and cash equivalents acquired in connection with reverse acquisition (Note 5)	-	2,103,481
Cash Used in continuing operations	(3,314,374)	(3,760,860)
Cash Provided by (Used in) discontinued operations	8,062,216	(121,591)
Net Cash Provided by (Used In) Investing Activities	4,747,842	(3,882,451)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder	5,035	26,306
Due to related parties	(61,130)	(4,060,214)
Proceeds from loans payable	4,244,357	603,865
Repayment of loans payable	(8,019,020)	-
Net Cash Used In Financing Activities	(3,830,758)	(3,430,042)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69,288	(193,390)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(181,340)	101,267
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,311,378	910,425
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,130,038	$1,011,692
Cash paid during the period for interest expense	$1,211,297	$1,053,420
Cash paid during the period for income taxes	$252,130	$494,676

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company (Note 17).

The Company capitalized interest of $106,766 and $210,725 during the nine months ended September 30, 2006 and 2005, respectively.

The Company paid interest of $1,211,297 and $1,053,420 for the nine months ended September 30, 2006 and 2005, respectively, and paid income tax of $252,130 and $494,676 for the nine months ended September 30, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

NOTE 1	BASIS OF PRESENTATION AND ACCOUNTING POLICY CHANGES

(A) The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders’ equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2006, and the results of operations and cash flows for the interim periods ended September 30, 2006 and 2005.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $20,534,089 as at September 30, 2006, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

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

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

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

SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. Accordingly during the three and nine months ended September 30, 2006 the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $90,517 and $271,553 being charged to income during the three and nine months ended September 30, 2006, respectively. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the three months ended September 30, 2006 is an increase in the loss from continuing operations and loss before income taxes and a decrease in net income of $90,517 and for the nine months ended September 30, 2006 is an increase in the loss from continuing operations and loss before income taxes and a decrease in net income of $271,553. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

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

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the three and nine months ended September 30, 2006.

(D) Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company currently is assessing the impact of Interpretation No. 48 on results of operations and financial positions.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Trade and other receivables	$7,411,013	$4,796,578
Less: allowance for doubtful accounts	552,976	444,342

Accounts receivable, net	$6,858,037	$4,352,236

For the three and nine months ended September 30, 2006, the Company recorded a (recovery) provision for doubtful accounts of ($7,814) and $99,801, respectively, in the Consolidated Statements of Operations compared to $0 and $12,610 for the periods three and nine months ended September 30, 2005.

NOTE 3	INVENTORIES

Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Raw materials	$2,101,515	$1,303,982
Work-in-progress	3,393,620	5,334,176
Finished goods	4,481,803	3,502,667
	9,976,938	10,140,825
Less: provision for obsolescence	504,673	608,288

	$9,472,265	$9,532,537

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

For the three and nine months ended September 30, 2006, the Company recorded a provision (recovery) for the obsolete inventory $468,564 and ($113,526) respectively, in the Consolidated Statements of Operations compared to a provision (recovery) of $191,679 and ($94,502) for the three and nine months ended September 30, 2005.

NOTE 4	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2006 and December 31, 2005:

	September 30, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$46,682,019	9,947,122	36,734,896
Land use rights and buildings	16,988,177	742,567	16,245,610
Motor vehicles	654,963	106,802	548,161
Furniture and office equipment	2,259,595	972,307	1,287,288
Leasehold improvements	8,894	3,251	5,643
Construction in progress	6,747,103	-	6,747,103

	$73,340,750	11,772,049	61,568,701

	December 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$43,726,412	$6,580,534	$37,145,878
Land use rights and buildings	15,861,498	454,054	15,407,444
Motor vehicles	573,032	186,364	386,668
Furniture and office equipment	2,111,165	801,879	1,309,286
Leasehold improvements	1,020,949	1,018,504	2,445
Construction in progress	6,902,234	-	6,902,234

	$70,195,290	$9,041,335	$61,153,955

Depreciation expense for nine months ended the September 30, 2006 and 2005 was $3,818,763 and $3,469,531, respectively. Depreciation expense for three months ended the

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

September 30, 2006 and 2005 was $1,341,586 and $1,190,801, respectively. Property and equipment with a net book value of $32.90 million are pledged as collateral for $18.8 million in loans payable (Note 9)

NOTE 5	ACQUISITION OF ORIENTAL WAVE HOLDINGS LIMITED

The Company completed the acquisition of Oriental Wave Holdings Limited (“Oriental Wave”) on January 12, 2005 whereby the Company issued 44,502,004 common shares in exchange for all of the issued and outstanding shares of Oriental Wave. The acquisition represented an important strategic step in strengthening the competitive position of the Company. The transaction was approved by the Company’s shareholders and the regulatory authorities, who also approved an increase in the authorized share capital to 200,000,000 common shares.

This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005. Accounting principles applicable to reverse acquisition have been applied to record the acquisition. Under this basis of accounting, Oriental Wave was the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at their fair market value of approximately $7.9 million. The Statement of Operations for the periods ended September 30, 2005 includes the results of Oriental Wave for the entire period and those of the Company from January 13, 2005.

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

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

development costs of $265,000 were written-off to other expense during the year ended December 31, 2005, subsequent to the acquisition.

NOTE 6	INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Production technology	$1,670,223	$1,670,223
Product licenses	599,262	598,327
Customer base	1,160,000	1,160,000

	3,429,485	3,428,550
Less: accumulated amortization	799,069	443,556

	$2,630,416	$2,984,994

Amortization expense for nine months ended September 30, 2006 and 2005 was $370,061 and $392,295, respectively. For the three months ended September 30, 2006 and 2005, amortization expense was $123,691 and $139,452, respectively.

NOTE 7	ASSETS HELD FOR SALE

The Company signed two agreements on June 29, 2006 agreeing (1) to dispose part of its Formulation business (“Sales of Formulation Business”) and (2) to deliver international registration documentation and services on a related product (“Registration Documentation”), to an unaffiliated party to the Company.

With the Sales of Formulation Business agreement, the Company agreed to dispose of its formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese State Food and Drug Administration (“SFDA”), the entire related hospital direct sales team for the formulation business (“Sales of Assets”) and related inventories, account receivables and account payables, (or collectively “Net Working Capital”). The Sales of Formulation Business became effective on July 1, 2006. According to the agreement, the buyer will not assume or have any responsibility for any obligation or liability in connection with any of the assets purchased arising prior to the completion of delivery of the assets purchased, including, any environmental liabilities or contamination which arise or result, directly or indirectly, from operation and use of any assets purchased. The proceeds for this agreement was $ 13.32

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

million comprising $8 million in cash and the assumption of $5.7 million in long-term liabilities.

With the Registration Documentation agreement, the Company agreed to provide certain international registration documentation and assistance to complete the registration. On July 28, 2006, the Company amended the Registration Documentation agreement. The Registration Documentation agreement was completed in September, 2006. The proceeds for this agreement is $1,500,000 in cash and was received in Q3, 2006. The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future.

The total proceeds for these two agreements in aggregate was approximately $14 million.

The assets of the formulation business sold and the liabilities assumed as at the date of sale on July 1, 2006 and as at December 31, 2005 are noted below. The balances as at December 31, 2005 were reclassified on the balance sheet as assets and liabilities held for sale.

	July 1, 2006	December 31, 2005

Accounts receivable, net of allowances	$4,599,699	$3,554,484
Inventories, net	3,202,877	4,599,198
Prepaid expenses	379,248	116,747,
Current assets disposed	8,181,824	8,270,429

Property and equipment	7,650,363	8,073,733
Intangible assets, net	353,877	382,072
Non-current assets disposed	8,004,240	8,455,805
Total assets disposed	16,186,064	16,726,234

Accounts payable	3,196,095	4,144,410
Accrued retirement benefits	83,986	90,714
Other payables and accrued liabilities	2,878,699	4,229,263
Current liabilities assumed	6,158,780	8,464,387

Long term retirement benefits	545,729	620,396
Loans payable - long term	5,120,839	5,080,545
Long-term liabilities assumed	5,666,568	5,700,941

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Total liabilities assumed	11,825,348	14,165,328

Net assets of formulation business disposed	$4,360,716	$2,560,906

The operations of the formulation business sold have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the formulation business is as follows:

	3 months Ended September 30, 2006	3 months Ended September 30, 2005	9 months Ended September 30, 2006	9 months Ended September 30, 2005

Net sales	$-	$4,898,570	$8,441,543	$14,143,734
Cost of sales	-	2,672,778	5,190,800	7,390,103
Gross Profit	-	2,225,792	3,250,743	6,753,631
Operating and other expenses	-	923,870	2,201,684	3,084,309
Income before taxes	-	1,301,922	1,049,059	3,669,322
Income tax expense	-	(115,110)	(166,559)	(425,239)
Income from discontinued operations	-	1,186,812	882,500	3,244,083
Gain on disposal of assets before income taxes	4,916,809	-	4,916,809	-
Income tax expense	(853,574)	-	(853,574)	-
Gain on disposal of assets	4,063,235	-	4,063,235	-
Income from discontinued operation	$4,063,235	$1,186,812	$4,945,735	$3,244,083

NOTE 8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2006 and December 31, 2005 consist of the following:

September 30, 2006	December 31, 2005

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Machinery, equipment and other payable	$9,948,582	$10,202,637
Short-term portion of Long term account payable	581,650	-
Non-interest bearing demand loans	1,317,451	1,416,357
Accrued expenses	566,799	861,615
Value added tax payables	242,537	277,052
Income taxes payable	1,015,816	83,300
Other taxes payable	830,291	159,809
Deposits received from customers	1,562,512	636,433

	$16,065,638	$13,637,203

NOTE 9	LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan, at September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
RMB 30 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment and due May 2006	$-	$3,717,472

RMB 5 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment and due September 2006	-	619,579

RMB 1.68 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment and due September 2006	-	208,178

RMB 4.8 million loan payable to a bank, interest rate of 8.874% per annum, guaranteed by an unrelated third party, due April 2006	-	594,796

RMB 4.6 million loan payable to a bank, interest rate of 9.18% per annum, guaranteed by an unrelated third party, due October 2006 (*)	581,043	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

RMB 52.3 million loan payable to a bank, interest rate of 6.912% per annum, collateralized by property and equipment of $8,878,104, due November 2006	6,606,204	6,480,793

RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $9,773,215, due January 2007	2,526,273	-

RMB 55 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment of $9,027,894, due April 2007	6,947,251	6,815,366

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,075,470, due September 2007	477,466	-

RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,394,462, due September 2007	366,310	-

RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment of $2,751,703, due September 2007**	1,894,705	1,858,736

RMB 1.7 million (December 31, 2005 - 24.8 million) loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	218,085	2,700,485
	19,617,337	22,995,405
Less current maturities	19,399,252	13,479,554
	$218,085	$9,515,851

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2006	$7,187,247
2007	12,430,090
$19,617,337

* The Loan payable due in October 2006 has been paid, and a RMB 4.35 million new loan from the same bank at interest rate of 7.905% and a due date of April 2007 was renegotiated and borrowed.

** The loan was originally due in April 2006 and was subsequently renewed.

NOTE 10	NOTES PAYABLE

The company has a banking facility where its bank had issued a number of non-interest bearing notes payables to vendor totally $3,327,829 as at December 31, 2005. These notes were repaid by July 2006 and the bank deposits used as collateral released.

NOTE 11	DUE TO RELATED PARTY

The amounts due to related party as of December 31, 2005 were due to the spouse of a shareholder and director and are unsecured and non-interest bearing.

NOTE 12	LONG TERM ACCOUNTS PAYABLE

		September 30, 2006		December 31, 2005

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
	$		$
2007		1,553,810		1,855,261
2008		6,791,548		12,409,757
		8,345,358		14,265,018
Less debt discount		863,666		2,048,186
		7,481,692		12,216,832

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Less current maturities included in other payables and accrued liabilities (note 8)	581,650	-
	$6,900,042	$12,216,832

The Company accreted interest of $171,969 and $1,208,659 during the three and nine months ended September 30, 2006 compared to $Nil for the comparative periods in 2005.

NOTE 13	SEGMENTED INFORMATION

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces Cephalosporin antibiotics. The comparative numbers has been restated to exclude the results of the discontinued operation (see note 7). The Chemical Division produces the bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s consolidated financial statements for the year ended December 31, 2005 included in the annual report previously filed on Form 10-KSB. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (see Note 17 also). The following is a summary of the Company’s segmented information for the periods ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005.

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
2006
Three months ended September 30, 2006
Sales	$9,883,943	$1,527,262	$502,315	$11,913,520
Gross profit/(loss)	1,055,256	(327,110)	343,236	1,071,382
Depreciation and amortization	1,259,705	44,960	160,612	1,465,277
Nine months ended September 30, 2006
Sales	33,281,935	4,177,546	1,498,377	38,957,858
Gross profit/(loss)	5,704,818	(580,234)	970,894	6,095,478
Depreciation and amortization	3,632,518	47,386	508,920	4,188,824
Additions to long-lived assets	3,244,831	-	69,543	3,314,374
As at September 30, 2006
Total assets of continuing operations	68,615,889	7,975,904	7,202,350	83,794,143

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Goodwill	-	-	965,000	965,000
Intangible assets	44,557	-	2,585,859	2,630,416
2005
Three months ended September 30, 2005
Sales	5,975,284	1,166,101	1,295,601	8,436,986
Gross profit	(226,184)	221,540	854,152	849,508
Depreciation and amortization	1,108,406	-	221,362	1,329,768
Nine months ended September 30, 2005
Sales	16,559,330	2,928,508	2,883,556	22,371,394
Gross profit	(7,286)	612,108	2,107,792	2,712,614
Depreciation and amortization	3,225,859	-	635,967	3,861,826
Additions to long-lived assets	10,238,939	-	1,800,151	12,039,090
As at December 31, 2005
Total assets of continuing operations	75, 831,748	875,317	8,133,197	84,840,262
Total assets of discontinued operations	-	16,726,234	-	16,726,234
Goodwill	-	-	965,000	965,000
Intangible assets	47,336	-	2,937,658	2,984,994

NOTE 14	OTHER INCOME

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

(B) Government grants

During the nine months ended September 30, 2006, Shanxi Weiqida , a wholly-owned subsidiary of the Company, applied for, and received, non refundable grants of $474,055 from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

(C) Funds Released by Chinese Government Liquidator

In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction.  As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. During the first quarter of 2005, the Datong Municipal Governments, approved the transfer of a fund to Shanxi Weiqida with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.  The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company.  As a result, the Company recorded other income of $885,864 during the nine months ended September 30, 2005 year to reflect the above transactions.

NOTE 15	COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $41,694 and $35,964 for the three months ended September 30, 2006 and 2005, respectively, and $171,709 and $73,299 for the nine months ended September 30, 2006 and 2005, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,500,000 (RMB19.8 million) due on July 9, 2007. Interest on the loan is charged at 9.945% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,693,000 (RMB21.32 million). The Company provided the guarantees to the supplier to maintain a good business relationship.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,526,000 (RMB20 million) due on September 26, 2007 and $3,789,000 (RMB30 million) due on October 27, 2007. Interest is charged at the bank’s base rate plus 5.9475%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,700,000 (RMB53.04 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Shanxi Weiqida Pharmaceutical Co., Ltd., the Company is required to contribute an outstanding registered capital of $19,704,877 (RMB 159,018,360) to Shanxi Weiqida within five years from December 16, 2003. As of September 30, 2006, the Company has fulfilled all registered capital requirement by transferring $7,940,397 from retained earnings and $766,356 from reserves to registered capital. Shanxi Weiqida has registered capital of $24,175,305 (RMB 200,000,000).

According to the Articles of Association of Beijing Weixiang Bio-pharmaceutical Co., Ltd., the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005. As of September 30, 2006, the Company has contributed $1,098,683 of the registered capital requirement and has registered capital commitments of $3,901,317.

(D) Contingent Employment Benefits

During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees. Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. However, as part of the sale of formulation business completed on July 1, 2006, the Company transferred these liabilities to the buyer (also see Note 7). The Company is no longer contingently liable for these liabilities.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

2006, balance of year	$ 68,155
2007	$ 115,760
2008	$ 64,380
2009	$ 66,500
2010	$ 66,500
Thereafter	$ 16,570
$ 464,810

The Company anticipates recovering $43,094 and $41,100 during fiscal 2006 and 2007, respectively, under its sublease agreement.

NOTE 16	STOCKHOLDERS’ EQUITY

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

During Q3 2006, in order to fulfil Shanxi Weiqida’s registered capital requirement, the Company transferred $7,940,397 from retained earnings and $766,356 from reserves to registered capital. By September 30, 2006, Shanxi Weiqida has registered capital of $24,175,305 (RMB 200,000,000). (see note 15 (C ))

(B) Stock Options

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the nine months ended September 30, 2006. During the year ended December 31, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at an exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at an exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000 shares were exercisable immediately with 400,000 options becoming available on January 12, 2006, 400,000 options becoming available on September 30, 2006, 400,000 options becoming available on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007.

The following table summarizes stock option information for the year ended December 31, 2005 and the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	1,749,000	$2.36
Granted	5,920,000	$0.91
Forfeited/cancelled	(1,231,500)	$2.93
Options outstanding at December 31, 2005	6,437,500	$0.92
Forfeited/cancelled	(825,000)	$0. 89
Options outstanding at September 30, 2006	5,612,500	$0.90

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.01 - $1.00	3,395,000	3.80	$0.74	3,195,000	3.79	$0.73
$1.01 - $2.00	2,217,500	3.17	$1.20	1,817,500	3.14	$1.21
	5,612,500	3.55	$0.92	5,012,500	3.55	$0.91

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of September 30, 2006 there was no intrinsic value to

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

the Company’s stock options exercisable or outstanding as none of the options were in-the-money. There is approximately $112,000 of unrecognized compensation expense as of September 30, 2006 that is expected to be recognized over a weighted average period of six months. The estimated fair value of stock options that vested during the nine month periods ended September 30, 2006 and 2005 was $276,252 and $1,975,199, respectively.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. This resulted in $90,517 and $271,553 relating to general and administrative expenses being charged to income during the three and nine months ended September 30, 2006, respectively. The company continued to use the straight-line amortization method to recognize compensation expense.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

Net income for the nine months ended September 30, 2005:
- as reported from continuing operations	($2,198,540)
- deduct: total stock-based employee compensation determined under fair value based method	($1,146,444)
- pro-forma net loss from continuing operations	($3,344,984)
- as reported from discontinued operations	$3,244,083
- deduct: total stock-based employee compensation determined under fair value based method	-
- pro-forma net income from discontinued operations	$3,244,083
- as reported net income	$1,045,543
- deduct: total stock-based employee compensation determined under fair value based method	($1,146,444)
- pro-forma net loss	($100,901)
Basic and diluted income per share:
- as reported from continuing operations	($0.04)
- as reported from discontinued operations	$0.05
- as reported	$0.01
- pro-forma from continuing operations	($0.05)
- pro-forma from discontinued operations	$0.05
- pro-forma	($0.00)

NOTE 17	RELATED PARTY TRANSACTIONS

In March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

See also Note 11 and 14 (A).

NOTE 18	CONCENTRATIONS AND RISKS

For the three months ended September 30, 2006 and 2005, 56% and 69% of the Company’s revenues, respectively, were derived from customers located in China. 58% and 77% of the Company’s revenues for the nine months ended September 30, 2006 and 2005, respectively, were derived from customers located in China. The Company had sales of $12,673,758 in the Chemical Division to a customer in India, representing 33% of the Company’s revenues for the nine months ended September 30, 2006. 99% of the Company’s assets at September 30, 2006 and December 31, 2005 were located in China.

Sales to the Company’s five largest customers accounted for approximately 65% and 41% of the Company’s sales for the nine months ended September 30, 2006 and 2005, respectively; while sales to the Company’s largest customer accounted for approximately 33% and 10%, respectively. Amounts owing from one customer represented 6% of the Company’s trade and other receivables at September 30, 2006 and 12% of the Company’s trade and other receivables at December 31, 2005.

The Company is exposed to the risk arising from changing interest rates. Details of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED) Expressed in US Dollars

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar until July 2005 and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At September 30, 2006, approximately US$1,045,000 of the cash and cash equivalents (December 31, 2005: US$774,000) and all of the restricted cash as of December 31, 2005 are held in Renminbi.

NOTE 19	SUBSEQUENT EVENT

The Company has repaid and renegotiated a loan payable subsequent to September 30, 2006 as described in Note 9.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the three and nine months ended September 30, 2006 based upon the Company’s interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

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

On January 12, 2005, the Company completed the acquisition of Oriental Wave Holdings Limited (“Oriental Wave”), including its then subsidiary, Shanxi Weiqida Pharmaceutical Ltd. (“Shanxi Weiqida”), in a reverse take-over transaction. Dragon acquired all of the outstanding shares of Oriental Wave from Mr. Yanlin Han, Mr. Zhanguo Weng, and Ms. Xuemei Liu. As a result of the acquisition, Mr. Han, Mr. Weng, and Ms. Liu collectively owned 68.35% of Dragon’s outstanding shares of common stock at the time of the closing of the transaction. As a result of the acquisition of Oriental Wave, Dragon has transformed into a diversified and growth oriented generic pharmaceutical company with three key business divisions. These divisions consist of a Biotech division for biologics products, such as EPO, a Chemical division for bulk pharmaceutical chemicals and active pharmaceutical intermediates (“API”), such as Clavulanic Acid and 7-ACA, and a Pharma division for formulated drugs, including prescription, over-the-counter drugs and sterilized bulk drugs.

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables (“Sales of Formulation Business”). The total selling price for the assets is $13.32 million. The transaction was completed on July 1, 2006. In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party (“Registration Documentation Services”). This documentation and services agreement is valued at $1.5 million and was completed in September, 2006. The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future. The total proceeds for these two agreements in aggregate was $14.82 million. As a result, the Company recognized a gain after income taxes of $4.06 million from the two transactions completed during the third quarter of 2006 and income of $0.88 million from the discontinued operations for the nine months ended September 30, 2006.

Subsequent to the sales of part of the Pharma division, Oriental Wave transferred the ownership of Shanxi Weiqida to Allwin Biotrade Inc., another wholly owned subsidiary of the Company. Shanxi Weiqida now has four production facilities located in Datong, China: three SFDA certified GMP production facilities consisting of a chemical plant producing clavulanic acid with an annual capacity of 50 tons, a biotech facility producing EPO and a pharmaceutical facility producing freeze-dry injectables. In addition, Shanxi Weiqida has a fourth facility producing 7-ACA, an intermediate for Cephalosporin antibiotics, by a fermentation process. 7-ACA is an intermediate product and does not require GMP certification for the 7-ACA production facility.

Chemical Division

The Chemical Division’s facilities are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The Chemical Division produces the bulk pharmaceutical intermediates and API to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic acid and 7-ACA for both Chinese and international markets. The designed production capacity for Clavulanic Potassium and 7-ACA were 30 tons and 400 tons respectively. After the Company’s investment in the process optimization and technology improvement, the current production capacity reaches 50 tons and 600 tons for Clavulanic Acid and 7-ACA respectively. The production for Clavulanic Acid was started in January 2004 and the production of 7-ACA was started in July 2004. One of the key products in Chemical Division is Clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics. Dragon is currently the only producer of Clavulanic acid in China. Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics. The 600-ton production capacity of 7-ACA positions Dragon among the main producers in the world. The export of 7-ACA to India commenced in 2004. In 2004, Dragon’s Chemical Division entered into a 3-year long term supply agreement with a large Indian pharmaceutical company and the Company currently has a target to sell 50% of production to the Indian market. The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic acid downstream bulk products, and to apply for approvals in the US and EU to enter into European and North American markets.

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

Biotech Division

The Biotech Division’s facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005. The new EPO production site is adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities. The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management. In the new facility, the capacity for bulk EPO doubled to 120 grams and the capacity for sterile vialing tripled to 5 million vials. The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development. Dragon’s Biotech Division develops, manufactures and markets generic EPO in China and developing countries as the current core markets, and has already been approved and sold in 9 countries: China, India, Egypt, Brazil, Peru, Ecuador, Trinidad-Tobago, Dominican Republic and Kosovo. Currently, Dragon’s EPO is sold only in countries where there is no patent protection. In the past, Dragon was preparing to enter the European market with a new EPO product under development in Austria. However, in January 2006, the Company sold the development contract with the Austrian partner to a related party for $1 million cash and assumption of all commitments under the contract.

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

SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. Accordingly during the three and nine months ended September 30, 2006 the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $90,517 and $271,553 being charged to income during the three and nine months ended September 30, 2006, respectively. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the three months ended September 30, 2006 is an increase in the loss from continuing operations and loss before income taxes and a decrease in net income of $90,517 and for the nine months ended September 30, 2006 is an increase in the loss from continuing operations and a decrease in loss before income taxes and a decrease in net income of $271,553. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

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

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

Results of Operations

Results of Continuing Operations for the Three and Nine months Ended September 30, 2006 and 2005

Sales. Sales for the three months ended September 30, 2006 increased 41% to $11.91 million from $8.44 million for the same period in 2005. $6.66 million, or 56% of the sales for the third quarter in 2006 were generated from the sales of products in the Chinese market, and the remaining $5.25 million or 44% were generated from the sales of products in the international markets. Comparatively, $5.80 million, or 69% of the sales for the third quarter in 2005 were generated from the sales of products in the Chinese market, and the remaining 31% or $2.64 million were generated from the sales of products in international markets.

In the third quarter of 2006, $1.53 million, or 13% of the sales, were from the Pharma Division, $9.88 million, or 83% of sales were from the Chemical Division and $0.50 million, or 4% of sales, were from the Biotech Division. For the same period in 2005, 14% of sales were from the Pharma Division, 71% of sales were from the Chemical Division and 15% of sales were from the Biotech Division. The increase in sales during the three months ended September 30, 2006 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical Division especially 7-ACA in both Chinese and international markets and Clavulanic Acid in the international market.

Sales for the nine months ended September 30, 2006 increased 74% to $38.96 million from $22.37 million for the same period in 2005. $22.63 million, or 58% of the sales for the first nine months of 2006 were generated from the sales of products in the Chinese market, and the remaining $16.32 million or 42% were generated from the sales of products in the international markets. Comparatively, $17.16 million, or 77% of the sales for the nine months of 2005 were generated from the sales of products in the Chinese market, and the remaining 23% were generated from the sales of products in international markets.

In the nine months of 2006, $4.18 million, or 11% of the sales, were from the Pharma Division, $33.28 million, or 85% of sales were from the Chemical Division and $1.50 million, or 4% of sales, were from the Biotech Division. For the same period in 2005, 13% of sales were from the Pharma Division, 74% of sales were from the Chemical Division and 13% of sales were from the Biotech Division. The increase in sales during the nine months ended September 30, 2006 as compared to the same period for the prior year was primarily due to increases in sales from the Chemical Division, especially 7-ACA in both Chinese and international markets and Clavulanic Acid in the international market.

Cost of sales for the three months ended September 30, 2006 was $10.84 million compared to $ 7.59 million for the three months ended September 30, 2005. The cost of sales is attributed to the production costs of the Company’s pharmaceutical products with the increase in the cost of sales related to the growth in products and sales in the Chemical Division. Gross profit and gross margin for the three months ended September 30, 2006 were $1.07 million and 9% compared to $0.85 million and 10.1% for the same period of 2005. The slight decrease in gross margin was mainly due to lower market price for 7-ACA products during the third quarter of 2006.

Cost of sales for the nine months ended September 30, 2006 was $32.86 million compared to $19.66 million for the nine months ended September 30, 2005. Gross profit and gross margin for the nine months ended September 30, 2006 were $6.10 million and 15.7% compared to $2.71 million and 12.1% for the same period of 2005. The increase in gross margin was mainly due to an improved margin for the Chemical division especially for 7-ACA products.

Divisional Sales and Gross Margin Analysis

The Company’s businesses are organized under three business divisions: the Pharma Division, the Chemical Division and the Biotech Division.

Pharma Division

The Pharma Division’s sales for the third quarter of 2006 were $1.53 million, accounting for 13% of the total sales of the Company. Comparatively, the Pharma division’s sales were $1.17 million for the same period in 2005, contributing 14% of the total sales of the Company. The Pharma Division’s sales for the nine months ended September 30, 2006 were $4.18 million, accounting for 11% of the total sales of the Company. Comparatively, the Pharma division’s sales were $2.93 million for the same period in 2005, contributing 13% of the total sales of the Company. The increase in revenues of the Pharma division was mainly due to the increase in sales quantity as the Company has more focused product lines and sales strategies.

The Pharma Division’s gross margin for the third quarter of 2006 and the first nine months of 2006 were -21.4% and -13.9% compared to 19% and 21% gross margins for the third quarter of 2005 and the first nine months of 2005. The decrease in the gross margins was due to a lowering of selling prices of the products and an initially higher cost structure for contract manufacturing of the products at the initial volume.

Chemical Division

The Chemical Division’s sales for the third quarter of 2006 were $9.88 million, representing a 65% increase from the sales of $5.98 million during the same period in 2005. Chemical Division sales for the nine months ended September 30, 2006 were $33.28 million, compared to $16.56 million for the comparative period in 2005. The increase is due to the continued increase in sales of 7-ACA and Clavulanic Acid in both Chinese and international markets.

The Chemical Division’s gross margin for the third quarter of 2006 was 11%. The gross margin for the division increased from -4% in the comparative period due to the significant increase in production level especially for 7-ACA during the nine months of 2006 as compared to the same period of 2005. The Chemical Division’s gross margin for the nine months of 2006 was 17% compared to -0.04% in the comparative period. The increase in gross margin reflected the lowering of production cost as the production level continued to increase.

Biotech Division

The Biotech Division’s sales for the three months ended September 30, 2006 were $0.50 million or 4% of sales compared to $1.30 million, or 15% of sales, for the comparative period. The Biotech Division’s sales for the nine months ended September 30, 2006 were $1.50 million or 4% of sales compared to $2.88 million, or 13% of sales, for the comparative period. The decrease was due to the Company not having any international sales during the period as the new production facilities in Datong have not yet received international orders outside of China.

The Biotech Division’s gross margin for the third quarter of 2006 was 68% compared to 66% for the comparative three month period The Biotech Division’s gross margin for the nine months of 2006 was 65% compared to 73% in the comparative period in 2005. The gross margin for the division for the nine months of 2006 was lower than the same period in 2005 because of the lack of international sales during 2006 which typically carries a higher margin than sales in the Chinese market.

Expenses. Total operating expenses were $1.67 million for the three months ended September 30, 2006 compared to $1.89 million for the same period in 2005. For the three months ended September 30, 2006, the major category of operating expenses was General and Administration expenses which included $0.48 million for salaries, compensation and benefits (of which $0.09 was non-cash stock compensation as a result of stock options granted in the prior year), and $0.13 million for travel expenses, compared to $0.42 million for salaries, compensation and benefits and $0.09 million for travel expenses for the three months of 2005. Operating expenses also included selling expense of $0.32 million and depreciation and amortization of $0.30 million for the three months ended September 30, 2006. The decrease in operating expenses of $0.22 million for the three months ended September 30, 2006 as compared to the same period for the prior year was mainly due to the closure of the Nanjing Huaxin facility in September 2005 resulting in lower selling and other expenses.

Total operating expenses were $6.30 million for the nine months ended September 30, 2006 compared to $4.90 million for the same period in 2005. The major category of operating expenses was General and Administration expenses which included $1.46 million for salaries, compensation and benefits (of which $0.27 was non-cash stock compensation as a result of stock options granted in the prior year), and $0.36 million for travel expenses, compared to $1.11 million for salaries, compensation and benefits and $0.30 million for travel expenses for the first nine months of 2005. Operating expenses for the nine months ended September 30, 2006 also included selling expense of $1.81 million and depreciation and amortization of $0.77 million. The increase in operating expenses of $1.40 million for the nine months ended September 30, 2006 as compared to the same period for the prior year reflects the increase in accounting and audit expenses and the additional overhead costs associated with the increase in sales in the Chemical Division.

Other Income (expense). During the three months ended September 30, 2006, the Company incurred a net other expense of $0.47 million compared to $0.35 million in the comparative period. In both periods the majority of the expenses related to interest expense. During the three months ended September 30, 2006, the Company had interest expense of $0.50 million which include $0.33 million cash interest expense and $0.17 million of non-cash accreted interest expense on a long term payable.

During the nine months ended September 30, 2006, the Company incurred a net other expense of $0.84 million. This amount primarily consisted of interest expense of $2.34 million (including $ 1.13 million cash interest expense and $1.21 million non-cash accreted interest expense on a long term payable), which was offset partly by a $1 million gain on the sale of the European EPO cell line development and $0.47 million government grant from the Chinese government.

Income from Discontinued Operations. During the third quarter of 2006, the Company completed the Sales of Formulation Business and the Registration Documentation Services to an unaffiliated party. As a result of the transactions, the Company recognized a gain after income taxes of $4.06 million from the deposal and income of $nil and $0.88 million from the discontinued operations for the three and nine months ended September 30, 2006.

Net Income/Loss. The Company had a net income of $2.99 million for the three month ended September 30, 2006 compared to a net loss of $0.19 million for the same period in 2005. For the nine months ended September 30, 2006, the Company had a net income of $3.77 million compared to net income of $1.05 million for the same period in 2005. Included in net income for the three months and nine months ended September 30, 2006 was a gain after income taxes of $4.06 million from the sales of part of the formulation business completed during the third quarter of 2006 and the income of $nil and $0.88 million from the discontinued operations for the three and nine months ended September 30, 2006 respectively. The Company’s main subsidiary, Shanxi Weiqida, is currently subject to income tax at an incentive tax rate of 18% for a period of three years commencing in 2005.

Net Income Per Share. The Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the three months ended September 30, 2006 was $0.05 compared to ($0.00) per share for the same period of prior year. Net income per share for the nine months ended September 30, 2006 was $0.06 compared to $0.01 per share for the same period of 2005. The increase in the net income per share during the three months and nine months ended September 30, 2006 as compared to the same periods of prior year were mainly due to gain from disposal of the discountinued operations and lower loss from continuing operations. The weighted average number of shares outstanding during the third quarter of 2006, 2005 and the nine months ended September 30, 2006 was 62,878,004 while that of the first nine months of 2005 was 62,070,268. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Liquidity and Capital Resources

As of September 30, 2006, the Company had current liabilities of $39.15 million and current assets of $18.62 million, including cash and cash equivalents of $1.13 million and accounts receivables of $6.86 million. The excess of current liabilities over current assets is mainly due to the fact that the Company finances its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.

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

As of September 30, 2006, Dragon had current liabilities of $39,151,482 as follows:

Accounts Payable		$3,686,592
Other Payables and Accrued Expenses		$16,065,638
Loans Payable-Short Term:
RMB 4.6 million loan payable to a bank, interest rate of 9.18% per annum, guaranteed by an unrelated third party, due October 2006	581,043
RMB 52.3 million loan payable to a bank, interest rate of 6.912% per annum, collateralized by property and equipment of $8,878,104, due November 2006	6,606,204
RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $9,773,215, due January 2007	2,526,273
RMB 55 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment of $9,027,894, due April 2007	6,947,251
RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,075,470, due September 2007.	477,466
RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,394,462, due September 2007.	366,310
RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment of $2,751,703, due September 2007.	1,894,705
Loans Payable - Short Term Subtotal		$19,399,252
Total Current Liabilities		$39,151,482

The Accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were primarily incurred as part of the investment in establishing the Chemical Division.

As of September 30, 2006, Dragon had outstanding short-term loans (less than one year term) totaling $19.40 million. The Company believes that it will be successful in renegotiating the loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans. Since then, the Company's Chemical Division commenced production and began generating revenues and cash flow. Further, it entered into a three-year long term supply contract with Aurobindo Biopharma to supply specified amounts of Clavulanic Acid and 7-ACA produced from its Chemical Division.

Long-term Liabilities:

At September 30, 2006, Dragon had long-term liabilities of $7,118,127 as follows:

Long-term accounts payable	$6,900,042
Loan Payable – Long Term	$218,085
Total Long-term Liabilities	$7,118,127

Dragon has long-term loans payables of $0.21 million due December 3l, 2007, in addition to long-term account payables of $6.9 million, net of current maturities, which are due to be paid from April 2007 through December 2008.

During the nine months ended September 30, 2006, Dragon financed its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  The Company had anticipated that it would increase its production level through an equity financing, however, the anticipated financing has taken longer than expected.

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

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.

10.27	Assets Purchase Agreement between Shanxi Weiquida Pharmaceutical Company Limited and Shanxi Qiauyuan Pharmaceutical Company Limited.(a)

10.28	Purchase and Service Agreement (a)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification by the Principal Executive and Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act.

____________________

(a)	Incorporated by reference to Exhibits 10.27 and 10.28 on Form 10-QSB for the quarter ended June 30, 2006, previously filed with the Commission on August 14, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRAGON PHARMACEUTICAL INC.
(registrant)

Date: November 13, 2006	s/ Yanlin Han

Yanlin Han

Chief Executive Officer

Date: November 13, 2006	/s/ Garry Wong
Garry Wong
Chief Financial Officer

38