Form 10KSB
period 2006-12-31
DRAGON PHARMACEUTICAL INC
filed 2007-04-02
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

Commission File Number 0-27937

DRAGON PHARMACEUTICAL INC.

(Exact name of small business issuer)

Florida (State of other jurisdiction of incorporation or organization)	65-0142474 (I.R.S. Employer Identification Number)

650 West Georgia Street, Suite 310

Vancouver, British Columbia V6B 4N9

(Address of Principal Executive Offices)

www.dragonpharma.com

(Registrant’s Internet Address)

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

Yes    X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Our revenues for the year ended December 31, 2006 were $54,865,805

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked priced of such common equity, as of March 15, 2007 was $21,378,521.

The number of shares outstanding of the issuer's common stock as of March 15, 2007, was 62,878,004.

Is the Company a shell Company                           Yes           No  X

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format:   Yes  ____      No.   X

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical has incurred losses since its inception, has a substantial amount of liabilities, all of which factors are set forth in more detail in the sections entitled "Item 1. Business Risks Associated With Dragon Pharmaceutical" and "Item 6. Management's Discussion and Analysis or Plan of Operation" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise except as required by law.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

We are a diversified pharmaceutical company with three key business units consisting of a  Chemical division for manufacturing bulk active pharmaceutical ingredient (API) and pharmaceutical intermediates, a Pharma division for manufacturing formulated generic drugs with a focus on Cephalosporin antibiotics and freeze-dry injectables, and a Biotech Division for manufacturing biologics, currently Erythropoietin or EPO.

Dragon currently has four production facilities in Datong, China, including three GMP production facilities certified by Chinese State Food and Drug Administration ("SFDA"):  one pharmaceutical facility with a capacity of producing freeze-dry injectables, one biotech facility producing Erythropoietin injectables and one chemical facility producing bulk Clavulanic Acid.  The fourth facility produces bulk 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and no GMP is required for the production facility. The Company now has 47 drugs approved by the Chinese SFDA of which the Pharma division products are sold only in the Chinese markets while products from the Chemical and Biotech divisions are sold in both Chinese and selected international markets.

As discussed below, the Company completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") on January 12, 2005 which transformed us from a single product company into a diversified pharmaceutical company with three key business units consisting of a Biotech Division for biotech products, a Chemical division for bulk pharmaceutical intermediate and API and a Pharma division for formulated generic drugs.

The Company’s headquarters, located in Vancouver, accommodates corporate functions such as  financial reporting, SEC compliance, corporate finance, investor relations, and regulatory affairs for international product approval.  The Company also has a corporate office in Beijing, China to manage all the businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management.

Corporate History

The Company was originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses.  On August 17, 1998, the Company acquired Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech owned certain technology used to enhance the efficiency of producing EPO.  On September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc.

On January 12, 2005, we completed the acquisition of Oriental Wave. Oriental Wave was principally engaged in the production and sale of pharmaceutical products.   In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively own 70.78% of our outstanding shares. The acquisition of Oriental Wave allowed us to expand our range of products, leverage both companies' marketing networks in China and in international markets, and improve our ability to execute our combined business strategy.

Oriental Wave, was the sole shareholder of Shanxi Weiqida Pharmaceutical Ltd. (“Shanxi Weiqida”), a China based pharmaceutical company engaged in the production, marketing and sale of pharmaceutical intermediates, active pharmaceutical ingredients and generic formulation drugs.

Shanxi Weiqida Pharmaceutical Ltd was primarily formed and organized through the acquisition of assets from three Chinese companies. Two of these acquisitions were completed out of bankruptcy procedures of state-owned pharmaceutical companies.

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

In April 2002 Shanxi Weiqida acquired from Shanxi Tongzhen Pharmaceutical Co. Ltd all of its product licenses and production permits in consideration for assuming approximately RMB 6.7 million, or approximately $0.8 million, of bank debt upon the liquidation of Shanxi Tongzhen.

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

In August, 2005, the Company closed its Biotech production facility in Nanjing, China and started the relocation of the Biotech production facility to a site next to the Chemical Division campus in Datong, China.  The Company received the GMP certification for this new facility from the Chinese SFDA on December 29, 2005 and production at this facility started during the first quarter of 2006.

Shanxi Weiqida's head office is located in a special economic region in China.  According to the tax laws for foreign enterprises, Shanxi Weiqida was granted a two-year national income tax exemption beginning in the first year after it became profitable and a 50% national income tax reduction for the following three years. Shanxi Weiqida became profitable in 2003. According to the current tax policy, the applicable tax rate for Shanxi Weiqida are 15% for 2006 and 2007.  Pursuant to the Chinese Corporate Income Tax Law approved on March 16, 2007, the applicable income tax rate for Shanxi Weiqida starting 2008 is 25%.  In addition, pursuant to a new regulation, “No. 7 enacted during 2006 by the Shanxi Provincial Government”, Shanxi Weiqida is exempted from the 3% Provincial income tax from 2006 to 2012.

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets was $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement is valued at $1.5 million and was completed in September, 2006.  The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future.

Subsequent to the sales of part of the Pharma division, Oriental Wave transferred the ownership of Shanxi Weiqida to Allwin Biotrade Inc., another wholly owned subsidiary of the Company.

Business Segments

The Company operates three key business units consisting of a Chemical division for bulk pharmaceutical API and intermediate such as Clavulanic acid and 7-ACA, a Pharma division for formulated drugs with a focus of Cephalosporin antibiotics and freeze-dry injectables, and a Biotech division for biologics products, such as Erythropoietin or EPO.

Chemical Division

The Chemical Division’s facilities are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The Chemical Division produces bulk pharmaceutical intermediates and API to sell to other pharmaceutical companies for further processing and formulation into finished products. The Chemical Division manages the production of Clavulanic acid and 7-ACA for both Chinese and international markets.  The designed production capacity for Clavulanic acid and 7-ACA were 30 tons and 400 tons respectively.  After the Company’s investment in the process optimization and technology improvement, the current production capacity reaches 50 tons and 600 tons for Clavulanic Acid and 7-ACA respectively.  The production for Clavulanic Acid was started in January 2004 and the production of 7-ACA was started in July 2004.

One of the key products in Chemical Division is Clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics.  Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics.  The 600-ton production capacity of 7-ACA positions Dragon among the main producers in the world. The export of 7-ACA to India commenced in 2004 and the Company currently has a target to sell 50% of its 7-ACA production to the Indian market.  The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic acid downstream bulk products, and to apply for approvals in the United States and European Union to enter into European and North American markets.

Pharma Division

After taking into consideration the sale of part of the Pharma division on July 1, 2006, the Company owns 36 drug approvals from the SFDA for the Pharma division, mostly Cephalosporin powder for injection and API.  With this more focused product combination, the Company is able to take advantage of being one of the significant producers of 7-ACA, an intermediate for Cephalosporin antibiotics. The Company uses qualified contract manufacturers to produce the Cephalosporin powder for injection and key sales agents and distributors to sell the formulation products in the Chinese market. The Company believes that it will be able to utilize excess production capacity of other formulation producers without having to commit huge capital expenditure in its own production facility.

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

Biotech Division

The Biotech Division’s facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005.  The new EPO production site is adjacent to the campus of the Chemical division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities.  The relocation of the EPO production site to Datong will allow the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management.  In the new facility, the capacity for bulk EPO doubled to 120 grams and the capacity for sterile vialing tripled to 5 million vials.  The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development.  Dragon’s Biotech Division develops, manufactures and markets generic EPO in China and developing countries as the current core markets.  Currently, Dragon’s EPO is sold only in countries where there is no patent protection.  In the past, Dragon was preparing to enter the European market with a new EPO product under development in Austria.  However, in January 2006, the Company sold the development contract with the Austrian partner to a related party for $1 million cash and assumption of all commitments under the contract.

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

The Company’s Clavulanic acid technology and production process was licensed and transferred from Alpha Process Trust Reg., or Alpha Trust. With the commencement of the production of Clavulanic acid in January 2004, the Company became the first commercial scale producer in China.  By being the first producer in China, the Company believes it has a competitive advantage over other manufacturers to fulfill demands for Clavulanic acid domestically as well as internationally.

7-ACA.7 -ACA is made from Cephalosporin C and is a key intermediate for synthesizing cephalosporin antibiotics, the β-lactam antibiotics family.  Produced by the fermentation of a filamentous fungus (Cephalosporium acremonium now known as Acremonium chrysogenum), cephalosporin C in the fermentation broth is isolated from the biomass by filtration. The strongly hydrophilic Cephalosporin C is purified by laborious adsorption and ion exchange steps. Cephalosporin C can be a free acid or a salt (sodium, potassium or zinc). The conversion of Cephalosporin C to 7-ACA has two methods, chemical process, and enzymatic process. The Company adopts the chemical process in the conversion of Cephalosporin C.

Pharma Division

Subsequent to the sale of part of the Pharma division on July 1, 2006, the Company owns 36 drug approvals from the SFDA in three presentation formats: 16 types of powders for injection, 15 types of sterilized bulk drugs and five types of freeze-dry injectables. The Company focuses on generic drugs especially Cephalosporin antibiotics.  With this more focused product combination, the Company is able to extend its cost competitive advantage as being one of the important producers of 7-ACA in China to downstream formulation products.

Biotech Division

The Company’s primary product of the Biotech division is EPO, a glycoprotein that stimulates and regulates the rate of formation of red blood cells. In adult humans, EPO is produced by the kidneys and acts on precursor cells to stimulate cell proliferation and differentiation into mature red blood cells. Kidney disease and chemotherapy or radiation therapy for treating cancer may impair the body’s ability to produce EPO and, in turn, reduce the level of red blood cells to less than one-half that of healthy humans. The shortage of red blood cells leads to insufficient delivery of oxygen throughout the body. The result is anemia, which symptoms include fatigue and weakness.

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

Sales and Marketing

Currently, the Company sells its products from the Chemical and Biotech divisions in both Chinese and international markets while only selling its Pharma division products in the China. The table below sets forth the Company’s sales by product segments:

During 2006 and 2005, sales to the Company’s five largest customers accounted for approximately 58.5% and 52.7% of the Company’s sales, respectively; while sales to the Company’s largest customer accounted for approximately 26.3% and 19.1% of the Company’s sales, respectively.  The Company has historically made its sales through purchase orders and not through long-term contracts.

Sales Models

The Company maintains different sales and distribution models for different products. For cephalosporin formulation drugs, the Company sells through its sales offices to regional wholesalers throughout China. For EPO, the Company sells through its representatives to hospitals. For API and pharmaceutical intermediates, the buyers are other pharmaceutical companies who use our products as raw material for further processing and formulation. The Company’s sales department covers both Chinese and international markets.

Pricing Policy

All formulation drugs from the Pharma division and EPO from the Biotech division are subject to retail price control imposed by the government administration authorities. The main objective of price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive increases in the prices of pharmaceutical products. The Company’s products from Chemical Division are market-priced products and therefore not subject to retail price control.

Facilities

The Company has an office in Vancouver, Canada to provide certain corporate functions of the Company, such as Finance, Investor Relations and International Regulatory Affairs.  The Company has two manufacturing facilities for the Chemical Division and one manufacturing facility for the Pharma Division (freeze-dry injectable) in Datong, China.  The Company’s biotech facility was originally located in Nanjing, China but was closed in August, 2005 and relocated to Datong, China.

The Company’s Chemical, Biotech and Pharma Division facilities are all located in Datong City.  This campus, with a total area of approximately 947,200 square feet, houses the Clavulanic acid production facility, power, boiler, steam and water facilities and 7-ACA production facility,  EPO and freeze-dry production facility.  The land use right for this facility expires in August 2053.

All manufacturing facilities of the Company that are required to be GMP certified, have been certified under current Chinese regulations. The Company’s GMP certificate for the Clavulanic acid facility of the Chemical division will expire and is subject to recertification in January 2009.  The Company was granted the GMP certificate for its biotech and freeze-dry injectable facilities on December 29, 2005. Such GMP certificate will expire and is subject to recertification in December 2010.  The 7-ACA facility does not need to be GMP certified. All the facilities of the Company have been designed to meet potential production demands into the foreseeable future.

Competition

Chemical Division

Clavulanic acid. The world production of Clavulanic acid is dominated by manufacturers located in Europe. Among them, Lek Pharmaceutical and Chemical Company of Slovenia, SmithKline Beecham Pharmaceuticals of Britain, Deva Holding A.S. of Turkey, Amifarma S.L. of Spain and DSM of the Netherlands, are the leading manufacturers of Clavulanic acid.

In China, there are three other producers of bulk Clavulanic acid, namely, Zhangjiakou International Pharmaceutical, Shanghai Antibioticos and Zhuhai Lianbang Pharmaeutical. The Company is currently the market leader of such product in China.

7-ACA.  Production of 7-ACA is concentrated among a few European and Chinese manufacturers. The Company will face significant competition from these companies.  The Company’s international competitors include Antibioticos, a subsidiary of the Fidia Group of Italy and Biochemie, a subsidiary of Novartis of Switzerland.  In addition, there are four leading manufacturers in China:  China Pharmaceutical, Shangdong Lukang Pharmaceutical, Fuzhou Pharmaceutical and Harbin Pharmaceutical. Among them, Fuzhou Pharmaceutical does not sell 7-ACA in the market as it further processes all the 7ACA it produced into downstream APIs.  Harbin Pharmaceutical is a buyer of 7ACA in the market since its capacity cannot fulfill its own demand to make downstream formulation products. Therefore, we believe that there are only two other key manufacturers of 7-ACA in China directly competing with the Company.

Pharma Division

The world market for Cephalosporin antibiotics is highly competitive and producers in this market include some of the largest pharmaceutical companies, including Pfizer Inc., GlaxoSmithKline, Schering-Plough, Abbott Laboratories and Sandoz.

There are numerous pharmaceutical manufacturers of Cephalosporin antibiotics in China. The top four producers are Harbin Pharmaceutical Group Holding Co., Ltd., Shijiazhuang Pharmaceutical Group Co., Ltd., Shanghai Pharmaceutical Co., Ltd. and North China Pharmaceutical Co., Ltd.  All these companies or their affiliates are publicly traded companies listed on the Shanghai Stock Exchange or Hong Kong stock exchange.  All of these competitors are substantially larger than the Company and have a more diversified product portfolio.  The current Chinese market size for cephalosporin injectables is estimated to be 4 billion units and is expected to increase 15% annually in the next 5 years.  The Company’s strategy is to take over market share of smaller regional players that can not compete effectively due to strengthened GMP and quality requirements.

Biotech Division

We have estimated that the world market for EPO to be approximately $13 billion in annual sales and believe the market is growing. The market is dominated by three firms: Amgen Inc. of Thousand Oaks, California; Ortho Pharmaceutical Corp., a subsidiary of Johnson & Johnson, Inc. of New Brunswick, New Jersey; and Kirin Brewery Company Limited of Japan. EPO is marketed by Amgen as "Epogen," by Johnson & Johnson as "Procrit/Eprex" and by Kirin as "Espo." A fourth participant in the international EPO market is Roche Holding AG of Switzerland, which markets an EPO drug with a different heritage.

In addition to these international drug companies, we are competing with existing and potential Chinese producers such as Sunshine SS Pharma and NCPC Genetech Biotechnology.

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

Intellectual Property, Government Approvals and Regulations

Intellectual Property

The Company, through its subsidiary, Shanxi Weiqida, has 9 registered trademarks and has applied for registration of another 15 trademarks in China.  Currently, the Company has submitted an application for a patent on a production technique.

Since all of the Company’s products are generic drugs, they are not protected by any intellectual property rights except for their trade names.

Regulation of the Chinese Pharmaceutical Industry

The modernization of regulations for the pharmaceutical industry is relatively new in China and the manner and extent to which this industry is regulated will continue to evolve. As a pharmaceutical company, Shanxi Weiqida is subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in China. Additionally, Shanxi Weiqida is subject to varying degrees of regulation by governmental agencies in China.

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

Prescription medicines and over-the-counter medicines. Prescription medicines must be dispensed, purchased and taken with the prescription of practicing doctors or assistant doctors. Purchase of over-the-counter medicines do not require doctors’ prescriptions and can be dispensed, purchased and taken by users. The SFDA is responsible for the selection, approval, publication, and revision of the over-the-counter medicine catalogue.

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

for all pharmaceutical products currently sold in the China market as listed in The Price Index of the Provincial and the State Development and Planning Commission of China, before new prices are set by the relevant price supervising authorities according to the market survey information, drug manufacturing enterprises can sell their products at the then prevailing price.

All the formulation drugs from the Pharma division and EPO from the Biotech division are subject to retail price control imposed by the government administration authorities. The main objective of price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive increases in the prices of pharmaceutical products. The Company’s products from the Chemical Division are subject to market price fluctuation and are not subject to retail price control.  If manufacturing costs increase for products of the Company that are subject to price ceilings, and the retail price for those products is not adjusted upwards, the Company's profitability may be adversely affected.

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

Research and Development

Dragon’s research and development activities mainly focus on the improvement of product quality and production technology. In order to fulfil those objectives, the research and development department utilizes both internal and external resources, such as cooperation with universities and other research laboratories. From time to time the Company, through its subsidiary, has established on-going collaborations on production techniques development with external research institutes such as universities and other research laboratories.

Total expenditures on research and development for the years ended December 31, 2006 and 2005 were $85,562 and $96,347, respectively.

Geographical Breakdown

64% and 70% of the Company’s revenues for the years ended December 31, 2006 and 2005, respectively, were derived from customers located in China. The Company had sales of $14,451,791 in the Chemical Divisions to customers in India, representing 27.6% of the Company’s revenues for the year ended December 31, 2006; while the Company had sales of $6,593,391 and $644,100 in the Chemical and Biotech divisions to customers in India, representing 13% of the Company’s revenues for the year ended December 31, 2005. Substantially all of the Company’s assets at December 31, 2006 and 2005 were located in China.

Suppliers

The Company uses many different raw materials in the manufacturing process of its pharmaceutical products. The Company mainly sources its raw materials in China, but also purchases raw materials from some overseas markets.  The Company has not entered into any supply contracts with any of its suppliers which exceed twelve months. During 2006, the Company did not experience any significant difficulties in sourcing raw materials and the management of the Company does not anticipate that, if required, it will face any material difficulties in sourcing its raw materials from alternative suppliers.

Customers

For the Chemical division, our customers are pharmaceutical companies that purchase our API and pharmaceutical intermediate for further processing and formulation.

For the antibiotic formulation products, our customers are regional wholesalers at the provincial, municipal or county level. They will then sell the drugs to hospitals and clinics within their territories.

For EPO, our customers in China are hospitals with dialysis clinic.  For the international markets, our customers are our licensees which purchase the products from us and then resell it to hospitals.

Employees

As of December 31, 2006, the Company has 11 employees in North America and approximately 1,000 employees in China. Employees in China are union members under the Chinese law and there has been no labor disputes.

Business Risks Associated with Dragon Pharmaceutical

An investment in our common stock involves a high degree of risks. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, our financial condition or results of operations could be materially affected.

Certain Officers and Directors have significant control.

Messrs. Han and Weng and Ms. Liu, who are officers and/or Directors of our Company own, in the aggregate, 70.78% of our issued and outstanding shares of common stock. As a result, these shareholders will be able to control certain corporate governance matters requiring shareholders' approval. Such matters may include the approval of significant corporate transactions requiring a majority vote without seeking other shareholders' approval. They will also have the ability to control other matters requiring shareholder approval including our election of directors that could result in the entrenchment of management.

Dragon has a negative working capital and we must restructure the short-term loans.

As of December 31, 2006, the Company had current liabilities of $33.95 million and current assets of $17.73 million, including cash and cash equivalents of $1.08 million and accounts receivables of $4.25 million. The excess of current liabilities over current assets is mainly due to the fact that the Company finances its operations, development of its new EPO and freeze-dry injectable facilities, and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans. As a result, Dragon must, during the upcoming twelve months, negotiate with its banks to restructure or renew its notes. Assuming that Dragon is successful in renegotiating its notes and that vendors continue to work with Dragon as to their accounts payables, Dragon believes that it will be able to fund its operations from product sales for the near future. However, there is no assurance that the Company will be able to renegotiate and extend its loans. If our banks do not extend our loan or they are extended on unfavourable terms, the Company may be adversely affected.

Dragon relies heavily on main clients.

Sales to the Company’s five largest customers accounted for approximately 58.54% and 52.74% of the Company’s sales for the year ended December 31, 2006 and 2005, respectively; while sales to the Company’s largest customer accounted for approximately 26.3% and 19.1%, respectively. Although we do not anticipate that there will be a material change in these customer relationships, a change in demand for these products due to world competition, market forces or other factors outside of the control of clients, could adversely affect our sales and net income.

Dragon relies heavily on the sale of a few products.

Dragon's top five products for 2006 were 7-ACA, Avecil and Clavulanate Potassium, Amoxicillin Clavulanate Potassium (5:1), Ceflriaxone for Injection, Amoxicillin Clavulanate Potassium (2:1), while the top five products for 2005 were 7-ACA, EPO, clavulanic acid, Mezlocillin, and Amoxicillin Sulbactam. The top five products sold by Dragon amounted to approximately $45.45 million and $27.37 million of its sales during 2006 and 2005, respectively, representing approximately 82.83% and 78.07% of Dragon's total sales for those periods. Although we do not anticipate that there will be a material change in demand for these products, a change in demand for these products due to world competition, market forces or other factors outside of its control, could adversely affect our sales and net income.

Shanxi Weiqida is required to contribute a portion of its net income to Reserve Funds which may not be distributed.

By law, Shanxi Weiqida is required to contribute at least 10% of its after tax net income (as determined in accordance with Chinese GAAP) into a reserve fund until the reserve is equal to 50% of Shanxi Weiqida's registered capital, a further percentage of its after tax net income, as determined by Shanxi Weiqida's Board of Directors, into a staff welfare fund, and into an enterprise expansion fund if determined by the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders' equity but are not available for distribution to shareholders other than in the case of liquidation, while the staff welfare fund is recorded as a liability, and is not available for distribution to shareholders. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

We intend to raise additional capital through the issuance of equity securities that will dilute the ownership of other shareholders.

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

We will be dependent upon the services of Mr. Han.

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

During 2006 and 2005, 64% and 70% of Dragon's sales, respectively, were derived from China. It is anticipated that Dragon’s products in China will continue to represent a significant portion of sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Dragon could be affected by any adverse changes in economic, political and social conditions in China. For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, we are unaware of any China legislative proposals that could adversely affect our business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Dragon, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or our operations.

Certain products are subject to price controls and if the related manufacturing costs increase, our potential profits may be harmed.

In July 2000, in an effort to enhance market competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People's Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. According to the policy, the price of pharmaceutical products and biotech products is subject to the control by government bureaus at state and provincial levels. In the event that the sale prices of our products are limited by government bureaus at the state and provincial levels, this may have an adverse effect on our net income, especially if our costs associated with those products increase.  All formulation drugs from our Pharma division and EPO from our Biotech division are subject to retail price control imposed by the government administration authorities, which accounted for approximately 17% of 2006 sales and 22% of 2005 sales. If manufacturing costs increase for these products that are subject to price ceilings, and the retail price for those products is not adjusted upwards, our profitability will be adversely affected.

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

Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. Shanxi Weiqida's GMP certificate for the Clavulanic acid facility of the Chemical division will expire and is subject to recertification in January 2009, and the GMP certificate for the EPO and freeze-dry facility of the Biotech division will expire and is subject to recertification in December 2010. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida's costs in the future. If the recertification of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on our profitability.

Currency conversion and exchange control could adversely affect our operations and profitability.

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

On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners.  The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar (and a further 3.6% increase by the end of 2006). The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

The majority of the company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar until July 22, 2005 and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency.  The appreciation of the Renminbi against the US dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.

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

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate administrative office is located at Suite 310, 650 West Georgia Street, Vancouver, British Columbia, Canada covering 2,222 square feet for approximately CDN$73,000 ($60,000) per annum until March 31, 2011.  From March 2006 to March 2007, the Company subleased its original corporate administrative office space at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9.  The Company anticipates recovering $124,000 and $41,000 during fiscal 2006 and 2007, respectively, under its sublease agreement.

Company’s production facilities for all three divisions are all located in Datong city, China.  This production campus, with a total area of approximately 947,200 square feet, houses the Clavulanic acid, 7-ACA, EPO  and freeze-dry injectable production facilities with its own boiler, power, steam and water facilities.  The land use right for this campus expires in August 2053.

ITEM 3.

LEGAL PROCEEDINGS

 We are not currently involved in any litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began quotation on the OTC Bulletin Board on October 9, 1998 under the symbol "DRUG". In addition, our shares of common stock are listed on the Toronto Stock Exchange under the symbol "DDD" and are quoted on the Berlin-Bremen Exchange, the Frankfurt Exchange and the XETRA Exchange under the symbol "DRP". The OTC Bulletin Board represents our primary market.  Our common stock being quoted and traded on the Berlin-Bremen Exchange, Frankfurt Exchange and XETRA Exchange are without the Company's prior knowledge. The following quotations reflect the high and low bids for our common stock on a quarterly basis for the past two fiscal years as quoted on the OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2006	$0.54	$0.30
September 30, 2006	$0.58	$0.41
June 30, 2006	$0.94	$0.45
March 31, 2006	$0.78	$0.57

December 31, 2005	$0.85	$0.51
September 30, 2005	$1.00	$0.69
June 30, 2005	$1.03	$0.75
March 31, 2005	$1.26	$0.80

Holders

As of March 15, 2007, there were 59 registered holders of our common stock.  Many of the shares of common stock are held in street name, there may be additional beneficial holders of our common stock.

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

The following discusses the Company’s financial condition and results of operations for the years ended December 31, 2006 and 2005 based upon the Company’s consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. Due to the fact that Dragon’s acquisition of Oriental Wave Holding Limited (“Oriental Wave”) on January 12, 2005 is deemed to be a reverse-take-over transaction, the following discussion reflects the Company’s results of operations for the year ended December 31, 2005, including the results of Oriental Wave for the full year and the results of Dragon’s biotech business for the period of January 12, 2005 to December 31, 2005.  In addition, since the Company sold part of the Pharma division business on July 1, 2006, that part of the Pharma division business sold was reclassified as discontinued operations in the Company’s results of operations for the years ended December 31, 2006 and 2005.

Results of Operations for the Fiscal Years Ended December 31, 2006 and 2005

Sales for the year ended December 31, 2006 increased 57% to $54.87 million from $35.06 million for the same period in 2005.  $35.26 million or approximately 64% of the sales for the year ended December 31, 2006 were generated from the sales of products in the Chinese market, and the remaining $19.61 million or approximately 36% were generated from the sales of products in the international markets (outside of China). 70% of the sales for the year ended December 31, 2005 were generated from the sale of products in the Chinese market while the remaining 30% of the sales were generated in the international market outside of China.  In the year ended December 31, 2006, $6.61 million or approximately 12% of the sales were from the Pharma Division, $45.80 million or 83% of sales were from the Chemical Division, and $2.46 million or 5% of sales were from the Biotech Division. For the same period in 2005, 11% of sales were from the Pharma Division, 78% of sales were from the Chemical Division, and 11% of sales were from the Biotech Division. The increase in sales for the year ended December 31, 2006 as compared to the prior year was primarily due to increase in sales from the Chemical and Pharma Division.

Cost of sales for the year ended December 31, 2006 was $44.85 million compared to $30.57 million for the same period of 2005.  The cost of sales is attributed to the production costs of products. The increase in the cost of sales was mainly due to the increase in production and sales of products from the Chemical and Pharma Divisions.  Gross profit and gross margin for the year ended December 31, 2006 were $10.02 million and 18.25% compared to $4.49 million and 12.80% for the same period of 2005.  The increase in gross margin was mainly due to an improved margin of the Chemical Division as a result of an increase in production level and hence, better utilization of the production facilities.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are organized under three business divisions:  the Chemical Division, the Pharma Division and the Biotech Division.

Chemical Division

The Chemical Division’s revenues for the year ended December 31, 2006 were $45.80 million, representing a 68% increase from the revenues of $27.33 million during the same period in 2005.  The increase is due to the increase of sales from both the China market and international market.

The Chemical Division’s gross margin for the year ended December 31, 2006 was 19.85% compared to 3.97% for the year ended December 31, 2005. The increase in gross margin reflected the lowering of per unit production cost as the production level continued to increase.

Pharma Division

The Pharma Division’s revenues for the year ended December 31, 2006 were $6.61 million, accounting for 12% of the total revenues of the Company.  Comparatively, Pharma Division’s revenues were $3.90 million for the same period in 2005, contributing 11% of the total revenues of the Company.  The 70% increase in revenues of the Pharma division during 2006 as compared to 2005 was mainly due to the increase in sales quantity as the Company has a more focused product and sales strategies.

The overall gross margin for the division for the year ended December 31, 2006 was -12.76% as compared to 15.90% for the same period of 2005.  The decrease in the gross margins was due to a lowering of selling prices of the products.

Biotech Division

The Biotech Division’s revenues for the year ended December 31, 2006 were $2.46 million representing 5% of the Company’s revenues for the year.  Comparatively, Biotech Division’s revenues were $3.83 million for the same period in 2005, contributing 11% of the total revenues of the Company.  The decrease was due to the Company having less international sales as the Company relocated its biotech production facility to the city of Datong during 2006. Such a new production facility may be required to be approved by regulatory bodies of certain international countries in which the Company intends to sell its products.  Gross margin for the year ended December 31, 2006 was at 71.88% as compared to 72.57% for the same period of 2005. The gross margin was slightly lower because of the lowering percentage of contribution from international sales during 2006 which typically carries a higher margin than sales in the Chinese market and a slightly lower price in the Chinese market in 2006 than in 2005.

Expenses. Total operating expenses were $9.06 million for the year ended December 31, 2006. The major category of operating expenses was general and administration expenses of $5.75 million, selling expense of $2.31 million, and depreciation and amortization expenses of $1.00 million.  Total operating expenses were $8.12 million for the year ended December 31, 2005 with the major expenses being general and administration expenses of $5.22 million, selling expense of $2.00 million, and depreciation and amortization expenses of $0.90 million.  During the year ended December 31, 2006, the general and administration expenses included $1.60 million for salaries, compensation and benefits, $0.68 million for accounting and auditing, $0.49 million for travel expenses, $0.39 million for non-cash stock-based compensation, $0.34 for consulting fees, and $0.29 million for office and miscellaneous compared to $1.79 million for salaries, compensation and benefits, $0.34 million for accounting and auditing, and $0.49 million for travel expenses, $0.28 million for consulting fees, and $0.41 million for office and miscellaneous for the same period in 2005.

The increase in operating expenses of $0.94 million for the year ended December 31, 2006 as compared to the same period for the prior year reflects the increased overhead related to an increase in non-cash stock-based compensation expense, audit fees and consulting fees related to the compliance of Sarbanes-Oxley Act as well as selling expenses due to an increased in revenues especially for the Chemical Division.

Other Income / Expense  During the year ended December 31, 2006, the Company recognized a net other expense of $1.74 million.  This amount primarily consisted of $3.24 million of interest expense (including $ 1.67 million cash interest expense and $1.57 million non-cash accreted interest expense on the long term payable), which was offset partly by a $1 million gain on the sale of the European EPO cell line development and $0.57 million government grant from the Chinese government. The other expense for the year ended December 31, 2005 was 0.66 million.

Income from Discontinued Operations.  During the third quarter of 2006, the Company completed the sales of part of the Formulation business and the Registration Documentation Services to an unaffiliated party. As a result of the transactions, the Company recognized an after-tax gain of $4.22 million from the disposal of assets and an after-tax income of $0.92 million from the discontinued operations for the year ended December 31, 2006. Comparatively, the Company recognized an after-tax income of $4.50 million from the discontinued operations for the year ended December 31, 2005.

Net Income. Dragon had a net income of $4.62 million for the year ended December 31, 2006 compared to a net income of $0.18 million for the same period in 2005,

Comprehensive Income. Dragon had foreign currency translation income of $1.18 and $0.75 million as other comprehensive income for the years ended December 31, 2006 and 2005, respectively. The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar.

On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners.  The result was an appreciation of the Renminbi of approximately 2% against the value of the US dollar (and a further 3.6% increase by the end of 2006). The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

Basic Net Income Per Share. Dragon’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the year ended December 31, 2006 was $0.07 per share and $0.00 for the year ended December 31, 2005. The weighted average number of shares outstanding during year ended December 31, 2006 was 62,878,004 and was 62,273,862 shares during year ended December 31, 2005. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors.  The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at December 31, 2006, the Company’s reserve fund is $2.69 million, 11.14% of the Company’s registered capital.

Liquidity and Capital Resources

As of December 31, 2006, Dragon had current liabilities of $33.95 million and current assets of $17.73 million, including cash and cash equivalents of $1.08 million and accounts receivables of $4.25 million. The working capital deficiency is mainly due to the fact that some long-term account payables and bank loans will become due within a year and therefore transferred from long-term liabilities to short-term liabilities.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.

As of December 31, 2006, Dragon had current liabilities of $33,953,660 as follows:

Accounts Payable		$5,709,796
Other Payables and Accrued Expenses		$15,337, 446
Loans Payable-Short Term:
RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment of $9,587,611, due January 2007	2,558,363
RMB 4.35 million loan payable to a bank, interest rate of 7.905% per annum, guaranteed by an unrelated third party, due April 2007	556,444
RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,075,470, due September 2007.	483,530
RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment of $1,455,420, due September 2007.	370,963
RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment of $2,773,565, due September 2007.	1,918,772
RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment of $11,110,851, due December 2007	6,690,118
RMB 1.7 million loan payable to a company, non-interest bearing and uncollateralized, due December 2007	220,855
Loans Payable - Short Term Subtotal		$12,799,045
Due to related companies		$107,373
Total Current Liabilities		$33,953,660

The accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division in 2004 and investment in the EPO workshop and Freeze-dry Injectable workshop during 2005.

As of December 31, 2006, Dragon had outstanding short-term loans (less than one year term) totaling $12.80 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At December 31, 2006, Dragon had long-term liabilities of $11,085,359 as follows:

Long-term accounts payable	$4,049,862
Loan Payable – Long Term	$7,035,497
Total Long-term Liabilities	$11,085,359

As of December 31, 2006, Dragon had long-term loans payables (one to two years) totaling approximately $7.04 million due December 2008, in addition to long-term accounts payable of $4.51 million which will become due during 2008. The long-term accounts payable, which are non-interest bearing, have been discounted at 6.5% and are carried in the financial statements at $4.05 million.

During the year ended December 31, 2006, Dragon financed its operations and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  Dragon intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into Dragon common stock.

Subsequent to December 31, 2006, the Company entered the following Loan agreements:

- A loan agreement with a bank for $2,558,363 (RMB 20 million) bearing interest at a rate of 7.956% per annum, secured by property and equipment of $9,587,611, and is due in January 2008.

- A loan agreement with a bank for $3,197,953 (RMB 25 million) bearing interest at a rate of 6.732% per annum, secured by land and buildings of $10,022,386, and is due in February 2008.

ITEM 7.

FINANCIAL STATEMENTS

The following Financial Statements pertaining to Dragon are filed as part of this annual report:

Report of Independent Accountants	28
Year-end Consolidated Balance Sheets	29
Year-end Consolidated Statements of Operations	30
Year-end Consolidated Statements of Stockholders' Equity	31
Year-end Consolidated Statements of Cash Flows	32
Notes to Consolidated Financial Statements	34

DRAGON PHARMACEUTICAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

CONTENTS

PAGE	28	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE	29	CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2006 AND DECEMBER 31, 2005

PAGE	30	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	31	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE	32	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGES	34-61	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dragon Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of Dragon Pharmaceutical Inc. as at December 31, 2006 and 2005 and the consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Dragon Pharmaceutical Inc. as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended in accordance with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is described in Note 1(A). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company has adopted the provision of Statements of Financial Accounting Standards No. 123(R), Share Based Payment and No. 151, Inventory Cost – an amendment of ARB No. 43, Chapter 4.

Vancouver, Canada

March 27, 2007

  /s/ Ernst & Young LLP

  Chartered Accountants

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

(Basis of Presentation – Note 1)

ASSETS	Notes	December, 31, 2006	December 31, 2005
CURRENT ASSETS
Cash and cash equivalents	19	$1,078,536	$1,311,378
Restricted cash	10,19	-	3,327,829
Accounts receivable, net of allowances	2	4,252,470	4,352,236
Inventories, net	3	11,219,909	9,532,537
Prepaid expenses		1,183,442	1,199,941
Assets held for sale	7	-	8,270,429
Total Current Assets		17,734,357	27,994,350

PROPERTY AND EQUIPMENT, NET	4,9	62,681,205	61,153,955
OTHER ASSETS
Intangible assets, net	6	2,578,858	2,984,994
Investments -cost		12,792	12,392
Goodwill		965,000	965,000
Total Other Assets		3,556,650	3,962,386
Assets held for sale	7	-	8,455,805
TOTAL ASSETS		$83,972,212	$101,566,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$5,709,796	$2,332,129
Other payables and accrued liabilities	8	15,337,446	13,637,203
Loans payable – short-term	9	12,799,045	13,479,554
Notes payable	10	-	3,327,829
Due to related companies	11	107,373	61,993
Liabilities held for sale	7	-	8,464,387
Total Current Liabilities		33,953,660	41,303,095

LONG-TERM LIABILITIES
Long term accounts payable	12	4,049,862	12,216,832
Loans payable – long-term	9	7,035,497	9,515,851
Liabilities held for sale	7	-	5,700,941
Total Long-Term Liabilities		11,085,359	27,433,624
TOTAL LIABILITIES		45,039,019	68,736,719

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 (December 31, 2005: 62,878,004) common shares		62,878	62,878
Additional paid-in capital		33,411,788	24,317,830
Retained earnings		855,249	5,099,891
Reserves		2,693,426	2,628,008
Accumulated other comprehensive income		1,933,781	750,102
Due from stockholders		(23,929)	(28,932)
Total Stockholders’ Equity		38,933,193	32,829,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$83,972,212	$101,566,496

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

	Note	2006	2005

SALES	13	$54,865,805	$35,056,320

COST OF SALES		44,850,659	30,570,027

GROSS PROFIT		10,015,146	4,486,293

OPERATING EXPENSES
Selling expense		2,307,786	1,996,407
General and administrative expenses		5,747,732	5,224,549
Depreciation and amortization		1,001,881	901,035
Total Operating Expenses		9,057,399	8,121,991

INCOME (LOSS) FROM OPERATIONS		957,747	(3,635,698)

OTHER INCOME (EXPENSE)
Interest expense		(3,242,005)	(1,332,045)
Other income	14 (A) , (B)	1,703,806	52,974
Funds Released by Chinese Government Liquidator	14 ( C)	-	885,864
Other expense		(198,924)	(266,643)
Total other income (expenses)		(1,737,123)	(659,850)

LOSS FROM OPERATION BEFORE TAXES		(779,376)	(4,295,548)
INCOME TAX RECOVERY (EXPENSE)	17	175,976	(19,028)

LOSS FROM CONTINUING OPERATIONS		(603,400)	(4,314,576)
INCOME FROM DISCONTINUED OPERATIONS	7	5,137,917	4,497,146

NET INCOME		4,534,517	182,570

OTHER COMPREHENSIVE INCOME
Foreign currency translation		1,183,679	750,102

COMPREHENSIVE INCOME		$5,718,196	$932,672

Earnings (Loss) per share - basic and diluted
- from continuing operations		$(0.01)	$(0.07)
- from discontinued operations		$0.08	$0.07
- net income		$0.07	$0.00

Weighted average number of shares outstanding during the year - basic		62,878,004	62,273,862
- diluted		62,878,004	62,273,862

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

	Common Stock		Additional Paid-In	Retained		Accumulated other compre-	Due from
	Shares	Amount	Capital	Earnings	Reserves	hensive income	Stockholder	Total
Balance, December 31, 2004, adjusted for the effect of recapitalization of reverse acquisition (Note 5)	44,502,004	$44,502	$13,983,002	$-	$7,562,432	$-	$(52,149)	$21,537,787
Reverse acquisition (Note 5)	18,376,000	18,376	7,919,370	-	-	-	-	7,937,746
Related party debt settled for equity (Note 18)	-	-	2,415,458	-	-	-	-	2,415,458
Notes receivable – stockholders	-	-	-	-	-	-	23,217	23,217
Other comprehensive income
- foreign currency translation	-	-	-	-	-	750,102	-	750,102
Transfer from reserves – to retained earnings Note 16 (A)				5,204,022	(5,204,022)	-	-	-
– to liabilities	-	-	-	-	(17,103)	-	-	(17,103)
Transfer from retained earnings for reserves (Note 16(A))	-	-	-	(286,701)	286,701	-	-	-
Net income for the year ended December 31, 2005	-	-	-	182,570	-	-	-	182,570
Balance, December 31, 2005	62,878,004	$62,878	24,317,830	5,099,891	2,628,008	750,102	(28,932)	32,829,777
Notes receivable – stockholders	-	-	-	-	-	-	5,003	5,003
Other comprehensive income
- foreign currency translation	-	-	-	-	-	1,183,679	-	1,183,679
Stock compensation expense	-	-	387,206	-				387,206
Transfer from reserves:								-
- to additional Paid-in Capital (Note 15 ( C) and 16(A))			766,355		(766,355)			-
Transfer from retained earnings to additional Paid-in Capital: (Note 15 ( C) and 16 (A))			7,940,397	(7,940,397)				-
-Transfer from retained earnings to reserves (Note 16 (A)):				(838,762)	838,762			-
-Transfer from reserves to Staff welfare fund (Note 16 (A)):					(6,989)			(6,989)

Net income for the year	-	-	-	4,534,517	-	-	-	4,534,517

Balance, December 31, 2006	62,878,004	$62,878	$33,411,788	$855,249	$2,693,426	$1,933,781	$(23,929)	$38,933,193

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Loss from continuing operations	$(603,400)	(4,314,576)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,608,154	5,278,083
Stock compensation expense	387,206	-
Accreted interest on long term payable	1,567,000	144,741
Gain on disposal of cell line (Note 14(A))	(1,000,000)	-
Loss on disposition of assets	40,362	54,592
Write-off of acquired research and development (Note 5)	-	265,000
Funds Released by Chinese Government Liquidator (Note 14(C))	-	(745,828)
Changes in operating assets and liabilities, net of effect of reverse acquisition
Accounts receivable	245,635	(2,360,707)
Inventories	(1,341,194)	1,156,689
Value added tax receivable	-	164,028
Prepaid expenses	53,993	(149,179)
Other receivables	-	(1,234,006)
Accounts payable	3,278,097	2,012,159
Other payables and accrued expenses	5,429,430	(4,861,759)
Cash Provided by (Used in) continuing operations	13,665,283	(2,122,761)
Cash Provided by (Used in) discontinued operations	(4,515,563)	12,917,270
Net Cash Provided By Operating Activities	9,149,720	10,794,509

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(5,742,776)	(11,945,688)
Purchase of intangible assets	(62,642)	-
Cash and cash equivalents acquired in connection with reverse acquisition (Note 5)	-	2,103,481
Cash Used in continuing operations	(5,805,418)	(9,842,207)
Cash Provided by (Used in) discontinued operations	8,072,239	(210,363)
Net Cash Provided by (Used In) Investing Activities	2,266,821	(10,052,570)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder	5,058	47,501
Due to related parties	(171,071)	(3,994,813)
Repayment of long-term account payable	(8,577,228)
Proceeds from non-interest bearing demand loan	563,776
Proceeds from loans payable	17,694,915	3,575,670
Repayment of loans payable	(21,518,112)	-
Net Cash Provided by (Used In) Financing Activities	(12,002,662)	(371,642)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	353,278	30,656

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(232,842)	400,953
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,311,378	910,425

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,078,536	1,311,378

Cash paid during the period for interest expense	$1,826,697	1,318,590
Cash paid during the period for income taxes	$954,932	598,787

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Expressed in US Dollars

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $127,176 and $242,066 during 2006 and 2005, respectively.

The Company paid interest of $1,826,697 and $1,318,590 during the year ended December 31, 2006 and 2005, respectively, and paid income tax of $954,932 and $598,787 during the year ended December 31, 2006 and 2005, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave Holding Limited (“Oriental Wave”) (incorporated in the British Virgin Islands), Shanxi Weiqida Pharmaceutical Co., Ltd. (“Shanxi Weiqida”) (incorporated in China), Beijing Weixang Bio-tech Co. Ltd.(“Beijing Weixiang”) (incorporated in China), Allwin Newtech Ltd. (incorporated in the British Virgin Islands), Sanhe Kailong Bio-pharmaceutical Co., Ltd. (incorporated in China), Nanjing Huaxin Bio-pharmaceutical Co. Ltd. (“Huaxin”) (incorporated in China), Allwin Biotrade Inc. (incorporated in the British Virgin Islands) and Dragon Pharmaceuticals (Canada) Inc. (incorporated in Canada).  All significant inter-company balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of  $16,219,303 as at December 31, 2006, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

The Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

(B) Use of Estimates

In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses for the reported period.  Actual results could differ from those estimates.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

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

(E) Investments

The Company’s investment in a private company represents less than 1% of the total equity outstanding of the private company outstanding as of December 31, 2006.  The investment is carried at cost and written down to estimated fair market value when indications exist that this investment has other than temporarily declined in value.  As of December 31, 2006, no impairment in the value of the investment has been recorded.

(F) Inventories

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods and work-in-progress, cost being determined on a weighted average basis.  The Company provides inventory allowances based on excessive spoilage and obsolete inventories determined principally by customer demand and product expiration dates.

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

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the year ended December 31, 2006.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

(G) Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis over the assets estimated useful lives, less an estimated residual value.  The estimated useful lives are as follows:

Land use rights and buildings	50 Years
Plant and equipment	10 Years
Motor vehicles	8 Years
Furniture and office equipment	5 Years

Leasehold improvements are being amortized over the term of the lease (5-10 years).

Land use rights are recorded at cost, less accumulated amortization. The land use rights are amortized over the term of the relevant rights of 50 years from the date of acquisition.

Depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projected undiscounted cash flows associated with the assets.  A loss is recognized for the difference between the fair value and the carrying amount of the assets.  Fair value is determined using a discounted cash flow analysis.

(H) Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, investments, amounts due to related parties and short-term loans and other payables approximates their fair value. The fair value of long-term loans payables and long-term accounts payable are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates, and approximate their carrying value.

(I) Intangible Assets

Intangible assets represent acquired customer base and production technology, licenses and permits for the production and sales of pharmaceutical products in China and are amortized on a straight-line basis over a period of seven or ten years.

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

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

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

(K) Revenue Recognition

The Company recognizes revenue, net of estimated provisions for returns, rebates and sales allowances, from the sale of pharmaceutical products, at the time when the product is delivered to the customer. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations and the customer bears the risk of loss.

(L) Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense totaled $30,590 and $25,946 for the years ended December 31, 2006 and 2005, respectively.

(M) Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2006 and 2005 were $85,562 and $96,347, respectively.

(N) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company’s subsidiary, Shanxi Weiqida is registered in a special economic region in China.  This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable, being the year commencing on January 1, 2003 to December 31, 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007.  Shanxi Weiqida was approved as a wholly owned foreign enterprise in October 2002.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

Pursuant to a new regulation, “No. 7 enacted during 2006 by the Shanxi Provincial Government”, Shanxi Weiqida is eligible to be exempted from the Provincial income tax, which is 3% of the taxable income from 2006 to 2012.

Pursuant to the Chinese Corporate Income Tax Law approved on March 16, 2007, the applicable income tax rate for Shanxi Weiqida will be 25% of the taxable income from January 1, 2008.

(O) Foreign Currency Translation

Shanxi Weiqida, Huaxin and Dragon Pharmaceutical (Canada) Inc.maintain their accounting records in their functional currencies (Renminbi Yuan, Renminbi Yuan and Canadian dollar, respectively), however, the Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company’s subsidiaries having a functional currency other than US dollars are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive gain (loss). Foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income in the period.

(P) Other Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing comprehensive income in its Consolidated Statement of Operations and accumulated other comprehensive income in its Statement of Stockholders' Equity.  Comprehensive income comprises all changes in equity for the period except those resulting from investments by owners and distributions to owners.

(Q) Segments

The Company operates in three reportable segments, Chemical Division, Pharma Division and Biotech Division.

(R) Earnings Per Share

Earnings per share are computed using the weighted average number of shares outstanding during the period.  Diluted earnings per share, as determined using the treasury stock method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 5,312,500 and 6,737,500 common shares that are outstanding at December 31, 2006 and 2005, respectively, are not dilutive.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

(S) Stock Based Compensation

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

SFAS 123(R) was adopted by the Company using the modified prospective transition method beginning January 1 2006. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. Accordingly during the year ended December 31, 2006, the Company recorded a non-cash stock based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes. This resulted in $387,206 being charged to income during the year ended December 31, 2006. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the year ended December 31, 2006 is an increase in the loss from continuing operations and loss before income taxes and a decrease in net income of $387,206. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

(T) Recent Accounting Pronouncements

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

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact of SFAS No. 159 on its’ consolidated financial position or results of operation.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial statements” (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005

Trade and other receivables	$4,958,311	$4,796,578
Less: allowance for doubtful accounts	705,841	444,342

Accounts receivable, net	$4,252,470	$4,352,236

For the year ended December 31, 2006, the Company recorded a provision for doubtful accounts of $243,697 in the Consolidated Statements of Operations compared to $170,093 for the year ended December 31, 2005.

NOTE 3

INVENTORIES

Inventories at December 31, 2006 and December 31, 2005 consisted of the following:

	December 31, 2006	December 31, 2005

Raw materials	$3,735,622	$1,303,982
Work-in-progress	2,665,054	5,334,176
Finished goods	5,055,394	3,502,667
	11,456,070	10,140,825
Less: provision for obsolescence	236,161	608,288

	$11,219,909	$9,532,537

For the year ended December 31, 2006, the Company recorded a recovery from obsolete inventories of $321,063, in the Consolidated Statements of Operations compared to $330,049 for the year ended December 31, 2005.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2006 and December 31, 2005:

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$46,994,977	$10,821,927	$36,173,050
Land use rights and buildings	17,203,965	783,079	16,420,886
Motor vehicles	658,523	123,647	534,876
Furniture and office equipment	2,287,291	1,018,891	1,268,400
Leasehold improvements	8,496	3,616	4,880
Construction in progress	8,279,113	-	8,279,113

	$75,432,465	$12,751,160	$62,681,205

	December 31, 2005
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$43,726,412	$6,580,534	$37,145,878
Land use rights and buildings	15,861,498	454,054	15,407,444
Motor vehicles	573,032	186,364	386,668
Furniture and office equipment	2,111,165	801,879	1,309,286
Leasehold improvements	1,020,949	1,018,504	2,445
Construction in progress	6,902,234	-	6,902,234

	$70,195,290	9,041,335	61,153,955

Depreciation expense for the years ended the December 31, 2006 and 2005 was $ 5,113,545 and $4,810,124, respectively. Land use rights and equipment with a net book value of $25.5 million are pledged as collateral for $18.6 million in loans payable (Note 9).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

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

This transaction resulted in the former shareholders of Oriental Wave owning 68.35% of the issued and outstanding shares of the combined entity as of January 12, 2005.  Accounting principles applicable to reverse acquisition have been applied to record the acquisition.  Under this basis of accounting, Oriental Wave is considered as the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Oriental Wave with the net assets of the Company deemed to have been acquired and recorded at its fair market value of approximately $7.9 million. The statement of operations includes the results of Oriental Wave for the year ended December 31, 2006 and 2005 and those of the Company from January 13, 2005.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 6

INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005

Production technology	$1,670,223	$1,670,223
Product licenses	663,847	598,327
Customer base	1,160,000	1,160,000

	3,494,070	3,428,550
Less: accumulated amortization	915,212	443,556

	$2,578,858	$2,984,994

Amortization expense for years ended December 31, 2006 and 2005 was $494,609 and

$467,959 respectively. Amortization expense over the next five years will be approximately $501,000 per year.

NOTE 7         ASSETS HELD FOR SALE

The Company signed two agreements on June 29, 2006 agreeing (1) to dispose part of its formulation business (“Sales of Formulation Business”) and (2) to deliver international registration documentation and services on a related product (“Registration Documentation”), to an unaffiliated party to the Company.

With the Sales of Formulation Business agreement, the Company agreed to dispose of its formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese State Food and Drug Administration (“SFDA”), the entire related hospital direct sales team for the formulation business and related inventories, account receivables and account payables, (or collectively “Net Working Capital”). The Sales of Formulation Business became effective on July 1, 2006. According to the agreement, the buyer will not assume or have any responsibility for any obligation or liability in connection with any of the assets purchased arising prior to the completion of delivery of the assets purchased, including, any environmental liabilities or contamination which arise or result, directly or indirectly, from operation and use of any assets purchased.  The proceeds for this agreement was $ 13.32 million comprising $8.20 million in cash and the assumption of $5.12 million in long-term liabilities.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

With the Registration Documentation agreement, the Company agreed to provide certain international registration documentation and assistance to complete the registration.  On July 28, 2006, the Company amended the Registration Documentation agreement. The proceeds for this agreement, which was completed in September, 2006, was $1,500,000 in cash which was received in the third quarter of 2006.  The amended Agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future.

The total proceeds for these two agreements in aggregate were approximately $14 million.

The assets of the formulation business sold and the liabilities assumed as at the date of sale on July 1, 2006 and as at December 31, 2005 are noted below. The balances as at December 31, 2005 were reclassified on the balance sheet as assets and liabilities held for sale.

	July 1, 2006	December 31, 2005

Accounts receivable	$4,599,699	$3,554,484
Inventories	3,202,877	4,599,198
Prepaid expenses	379,248	116,747,
Current assets disposed	8,181,824	8,270,429

Property and equipment	7,650,363	8,073,733
Intangible assets	353,877	382,072
Non-current assets disposed	8,004,240	8,455,805
Total assets disposed	16,186,064	16,726,234

Accounts payable	3,196,095	4,144,410
Accrued retirement benefits	83,986	90,714
Other payables and accrued liabilities	2,878,699	4,229,263
Current liabilities assumed	6,158,780	8,464,387

Long term retirement benefits	545,729	620,396
Loans payable - long term	5,120,839	5,080,545
Long-term liabilities assumed	5,666,568	5,700,941

Total liabilities assumed	11,825,348	14,165,328

Net assets of formulation business disposed	$4,360,716	$2,560,906

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

The operations of the formulation business sold have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the formulation business is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2005

Net sales	$8,480,039	$21,188,474
Cost of sales	5,214,471	11,725,812
Gross Profit	3,265,568	9,462,662
Operating and other expenses	2,211,723	4,437,310
Income before taxes	1,053,845	5,025,352
Income tax expense	(135,324)	(528,206)
Income from discontinued operations	918,521	4,497,146
Gain on disposal of assets before income taxes	4,933,884	-
Income tax expense	(714,488)	-
Gain on disposal of assets	4,219,396	-
Income from discontinued operation	$5,137,917	$4,497,146

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2006 and December 31, 2005 consist of the following:

	December 31, 2006	December 31, 2005

Machinery and equipment payable	$8,299,839	$10,202,637
Non-interest bearing demand loans	2,037,736	1,416,357
Current portion of long term payables	1,403,915	-
Accrued expenses	1,187,937	861,615
Value added tax payables	93,659	277,052
Income taxes payable	319,250	144,499
Other taxes payable	986,234	159,809
Deposits received from customers	1,008,876	636,433

	$15,337,446	$13,637,203

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 9

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan, are as follows:

	December 31, 2006	December 31, 2005
RMB 30 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment and due May 2006	$-	$3,717,472

RMB 5 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment and due September 2006	-	619,579

RMB 1.68 million loan payable to a bank, interest rate of 7.254% per annum, collateralized by property and equipment and due September 2006	-	208,178

RMB 4.8 million loan payable to a bank, interest rate of 8.874% per annum, guaranteed by an unrelated third party, due April 2006	-	594,796

RMB 52.3 million loan payable to a bank, interest rate of 6.912% per annum, collateralized by property and equipment with a net book value of $8,878,104, due November 2006	-	6,480,793

RMB 55 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment with a net book value of $9,027,894, due April 2007	-	6,815,366

RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment with a net book value of $9,587,611, due January 2007*	2,558,363	-

RMB 4.35 million loan payable to a bank, interest rate of 7.905% per annum, guaranteed by an unrelated third party, due April 2007	556,444	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,075,470, due September 2007	483,530	-

RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,455,420, due September 2007	370,963	-

RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $2,773,565, due September 2007	1,918,772	1,858,736

RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $11,110,851, due December 2007	6,690,118	-

RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by Land and building with a net book value of $9,099,032, due September, 2008	7,035,497	-

RMB 1.7 million (December 31, 2005 - 24.8 million) loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	220,855	2,700,485

	19,834,542	22,995,405
Less current maturities	12,799,045	13,479,554

	$7,035,497	$9,515,851

Maturities are as follows:

Fiscal year ended December 31,
2007	$12,799,045
2008	7,035,497

$19,834,542

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

* The loan payable due in January 2007 has been paid, and a RMB 20 million new loan from the same bank at interest rate of 7.956% and a due date of January 2008 was renegotiated and borrowed. (See note 20 (A)).

** A RMB 25 million new bank loan was borrowed subsequent to December 31, 2006. (See note 20 (B)).

NOTE 10

NOTES PAYABLE

The company has a banking facility whereby the bank had issued several non-interest bearing notes payables to a vendor totalling $3,327,829 as at December 31, 2005. These notes were repaid by July 2006 and the bank deposits used as collateral released.

NOTE 11            DUE TO RELATED PARTIES

The amounts due to related parties at December 31, 2006 and December 31, 2005 are unsecured and non-interest bearing:

	December 31, 2006	December 31, 2005
Due to a company owned by a stockholder and director	$107,227	$-

Due to the spouse of a stockholder and director	-	61,993

Due to a company owned by a stockholder and director	146	-
	107,373	61,993
Less: current maturities	107,373	61,993
	$-	$-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 12

LONG TERM ACCOUNTS PAYABLE

	December 31, 2006	December 31, 2005

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
2007	$1,458,457	$1,855,261
2008	4,509,707	12,409,757
	5,968,164	14,265,018
Less: debt discount	514,387	2,048,186
	5,453,777	12,216,832
Less current maturities included in other payables and accrued liabilities (note 8)	1,403,915	-
	$4,049,862	$12,216,832

The Company accreted interest of $1,567,000 and $144,741 during the years ended

December 31, 2006 and 2005, respectively.

NOTE 13

SEGMENTS

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division.  The Pharma Division produces generic drugs with a focus on cephalosporin antibiotics and freeze-dry injectables.  The Chemical Division produces certain bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products.  The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell.  The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 19 also). Sales relating to the Chemical Division’s 7-ACA product represented approximately 75% of the division’s sales for the year ended December 31, 2006 (2005 – 67%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the years ended December 31, 2006 and 2005 and as of December 31, 2006 and December 31, 2005.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
2006
Sales	$45,799,773	$6,610,325	$2,455,707	$54,865,805
Gross profit	9,093,481	(843,507)	1,765,172	10,015,146
Depreciation and amortization	4,839,917	-	768,237	5,608,154

As at December 31, 2006
Total assets	$68,325,089	$8,138,858	$7,508,265	$83,972,212
Additions to long-lived assets	3,618,711	45,760	1,854,917	5,519,388
Goodwill	-	-	965,000	965,000
Intangible assets	107,835	-	2,471,023	2,578,858

2005*
Sales	$27,326,459	$3,895,537	$3,834,324	$35,056,320
Gross profit	1,084,543	619,310	2,782,440	4,486,293
Depreciation and amortization	4,394,294	-	883,789	5,278,083
As at December 31, 2005
Total assets (excluding assets held for sale)	$75, 831,748	$875,317	$8,133,197	$84,840,262
Additions to long-lived assets	10,238,939	-	1,800,151	12,039,090
Goodwill	-	-	965,000	965,000
Intangible assets	47,336	-	2,937,658	2,984,994

* 2005 segment information has been reclassified from last year’s disclosure due to the sales of formulation business (see Note 7).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

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

(B)

Government grants

During the year ended December 31, 2006, Shanxi Weiqida , a wholly-owned subsidiary of the Company, applied for, and received,  non refundable grants of $567,910 from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China.

(C) Funds Released by Chinese Government Liquidator

In July 2003, the Company, through Shanxi Weiqida, acquired out of bankruptcy the Land Use Rights of a state-owned enterprise. After entering into this transaction, the Company was approached by an unrelated state agency to administer certain benefits payable to former employees of the agency (the government liquidator) as the Company had already established an infrastructure to make payments to these employees for settlement of liabilities related to the transaction.  As a result, during 2004, the Company received $1,751,208 from the government liquidator, for the settlement of human resources related expenses of the bankrupt enterprise. As well, during the first quarter of 2005, a separate municipal agency, the Datong Municipal Government, approved the transfer of a fund with a balance of $140,036 originally reserved for the employee housing welfare as part of the liquidation process of the state-owned enterprise.  The two agencies, unrelated to the acquisition, allowed the Company to retain the cash balance of $745,828 as well as the reserve of $140,036 as payment for services provided by the Company.  As a result, the Company recorded other income of $885,864 during 2005 to reflect the above transactions.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 15

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $435,445 and $177,775 for the years ended December 31, 2006 and 2005, respectively.  The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,532,000 (RMB19.8 million) due on July 9, 2007.  Interest on the loan is charged at 9.945% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan.  There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,660,000 (RMB 20.83 million). The Company provided the guarantees to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,558,000 (RMB20 million) due on September 26, 2007 and $3,837,000 (RMB30

million) due on October 27, 2007.   Interest is charged at the bank’s base rate plus 5.9475%.  The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,695,000 (RMB 52.34 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Shanxi Weiqida, the Company is required to contribute $19,704,877 (RMB 159,018,360) outstanding registered capital to Shanxi Weiqida within five years from December 16, 2003.  As of December 31, 2006, the Company has fulfilled the registered capital requirement by transferring $7,940,397 from retained earnings and $766,355 from reserves to registered capital. Shanxi Weiqida has registered capital of $24,175,305 (RMB 200,000,000).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of December 31, 2006, the Company has contributed $1,098,683 of the registered capital requirement and has registered capital commitments of $3,901,317.

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

(E) Operating Leases

The Company has entered into an operating lease agreement for its administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$62,600 to US$66,500) per annum until March 31, 2011. The Company has subleased its previous office space which is leased until March 31, 2007. The total minimum payments required under both leases are as follows:

2007	$ 64,380
2008	$ 64,380
2009	$ 66,500
2010	$ 66,500
Thereafter	$ 16,570
$ 278,330

The rent expense for the year ended Decemer 31, 2006 was $123,421 (net of $126,917 sublease income) (2005 - $188,725, net of $nil sublease income).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

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

During the third quarter ended September 31, 2006, in order to fulfil Shanxi Weiqida’s registered capital requirement, the Company transferred $7,940,397 from retained earnings and $766,355 from reserves to registered capital. By September 30, 2006, Shanxi Weiqida has registered capital of $24,175,305 (RMB 200,000,000). (See note 15 (C ))

During the year ended December 31, 2006 the Company appropriated reserves of $838,762 and staff welfare fund of $6,989 based upon the current year’s net income after tax.

During the year ended December, 2005, the Company transferred $5,204,022 in excess appropriation made in prior years from reserves to retained earnings. The Company also appropriated reserves of $286,701 based upon the Company’s 2005 net income after tax.

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years. The Company did not grant any options during the year ended December 31, 2006. During the year ended December 31, 2005, the Company granted options to its directors and employees to purchase 5,920,000 shares at a weighted average price of $0.91 per share, with 2,260,000 shares at an exercise price of $1.18 (being the market price at the time) expiring on January 12, 2010 and 3,660,000 shares at an exercise price of $0.74 (being the market price at the time) expiring on September 30, 2010. Options to purchase 4,320,000 shares vested immediately with 400,000 options vesting on January 12, 2006, 400,000 options vesting on September 30, 2006, 400,000 options vesting on January 12, 2007 and the balance of 400,000 options vesting on September 30, 2007. As of December 31, 2006, options to purchase 980,000 shares from the grants in 2005 were forfeited or cancelled.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

The following table summarizes stock option information for the year ended December 31, 2005 and 2006:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	1,749,000	$ 2.36
Granted	5,920,000	$ 0.91
Expired	(241,000)
Forfeited	(990,500)	$ 2.93
Options outstanding at December 31, 2005	6,437,500	$ 0.92
Granted	0	-
Forfeited	(725,000)	$ 1.09
Cancelled	(400,000)	$ 0.74
Options outstanding at December 31, 2006	5,312,500	$ 0.91

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.68 - $0.74	3,395,000	3.55	$0.74	3,195,000	3.54	$0.73
$1.18 - $1.70	1,917,500	2.90	$1.21	1,667,500	2.88	$1.21
	5,312,500	3.31	$0.91	4,862,500	3.31	$0.90

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of December 31, 2006 and 2005 there was no intrinsic value to the Company’s stock options exercisable or outstanding as none of the options were in-the-money. The estimated fair value of stock options vested during the years ended December 31, 2006 and 2005 was $258,477 and nil. There is approximately $42,910 of unrecognized compensation expense as of December 31, 2006 that is expected to be recognized over of the next six months.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. During the year ended December 31, 2006, options to purchase 300,000 shares were forfeited and $103,594 compensation cost was reversed. Also, during the year ended December 31, 2006, options to purchase 400,000 shares were cancelled without the concurrent grant of a replacement award, which was accounted for as a repurchase for no consideration. Accordingly, $128,729 compensation cost was recognized at the cancellation date. This resulted in $387,206 relating to general and administrative expenses being charged to income during the year ended December 31, 2006. The company continued to use the straight-line amortization method to recognize compensation expense.

The Company previously accounted for its stock-based compensation plan in accordance with APB Opinion No. 25, under which no compensation was recognized in connection with options granted to employees and directors except if options were granted with a strike price below fair value of the underlying stock.  The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted.  The fair value of each option granted to an employee was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 5.5%, dividend yield 0%, volatility of 90%, and expected lives of approximately 5 years.  The volatility was computed based on historical stock prices. The expected life is computed based on historical experience, giving consideration to the contractual terms of the stock based awards and vesting schedules. The risk-free interest rate is the U.S. Treasury rate having a term equal to the expected life of the option in effect at the time of grant. The weighted average fair value of the options granted was $0.69 for the options granted in January 2005 and $0.43 for the options granted in September 2005. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense in the prior period the following would have been its effect on the Company’s net income and earnings per share:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

Income (Loss) for the year ended December 31, 2005:
- as reported from continuing operations	($4,314,576)
- deduct: total stock-based employee compensation determined under fair value based method	($2,494,016)
- pro-forma net loss from continuing operations	($6,808,592)
- as reported from discontinued operations	$4,497,146
- deduct: total stock-based employee compensation determined under fair value based method	-
- pro-forma net income from discontinued operations	$4,497,146
- as reported net income	$182,570
- deduct: total stock-based employee compensation determined under fair value based method	($2,494,016)
- pro-forma net loss	($2,311,446)
Basic and diluted income (loss) per share:
- as reported from continuing operations	($0.07)
- as reported from discontinued operations	$0.07
- as reported net loss	$0.00
- pro-forma from continuing operations	($0.11)
- pro-forma from discontinued operations	$0.07
- pro-forma net loss	($0.04)

NOTE 17

INCOME TAXES

Shanxi Weiqida and Huaxin are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

Oriental Wave, Allwin Newtech Ltd. and Allwin Biotrade Inc are British Virgin Islands (“BVI”) companies and are not subject to income taxes.  During the year, the three BVI companies elected to be treated as disregarded entities in the U.S.  After this election, the three BVI companies would be viewed as branches of Dragon Pharmaceutical Inc. and be subject to taxes in the U.S.

Dragon Pharmaceutical Inc. and Dragon Pharmaceutical (Canada) Inc. are U.S. and Canadian companies, respectively, and are subject to taxes in those jurisdictions.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”).  The Enterprise Income Tax Law will become effective on January 1, 2008.  This new law eliminated the existing preferential tax treatment that is available to the foreign invested enterprises (“FIE”s) but provides grandfathering of the preferential tax treatment currently enjoyed by the FIEs.  Under the new law, both domestic companies and FIEs are subject to a unified income tax rate of 25%.  Shanxi Weiqida and Huaxin are currently enjoying the tax holiday.  Both companies may be able to preserve its tax holiday under the grandfathering provisions in the Enterprise Income Tax Law.  However, as detailed implementation rules were not available at the time the Enterprise Income Tax Law was passed, the Company will continue to monitor the implementation rules of the grandfathering provisions of the new law.

The Company has structured its business and operations on an international basis.  The Company's history is that they have also been involved in a number of business combinations.  As a result the Company could be involved in various investigations, claims and tax reviews that arise in the ordinary course of business activities.  Each of these matters is subject to various uncertainties and it is possible that some of these matters may be resolved unfavorably to the Company.  The Company has established an accrual for matters that are probable and can be reasonably estimated.  Management believes that any liability that may ultimately result from the resolution of these matters in excess of amounts provided will not have a material adverse effect on the financial position or results of operations of the Company.

The tax effect of temporary differences that give rise to significant components of the deferred tax assets (liability) are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets
Inventory	$86,000	$281,000
Property and equipment	2,106,000	2,532,000
Losses carried forward	1,600,000	3,707,000
Total deferred tax assets	3,792,000	6,520,000
Less: Valuation allowance	(3,383,000)	(4,818,000)
Net deferred tax assets	409,000	1,702,000

Deferred tax liabilities
Other liabilities	(409,000)	(1,702,000)
Net deferred tax assets	$-	$-

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income,

The Company has non-capital losses carried forward of approximately $5 million in Canada, expiring between 2008 and 2026.  Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign and continuing operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Loss from operations before taxes	$(779,376)	$(4,295,548)
Statutory tax rate	35%	35%
Income tax expense (recovery) at statutory tax rates	(272,781)	(1,503,442)
Foreign tax rate differential	(209,079)	373,651
Expenses not deductible for income tax purposes	(81,062)	11,565
Tax exempted income	(150,887)	(147,314)
Non-recognition of benefit of loss carry forward	1,210,572	1,285,567
Benefit of prior year loss recognized	(341,045)	-
Foreign tax refund	(331,694)	-

Income tax expense (recovery)	$(175,976)	$19,028

NOTE 18

RELATED PARTY TRANSACTIONS

During March 2005, $2,415,458 of loans payable to an entity related to a director of the Company was converted into equity of the Company.

In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market, to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction for $1 million. (See Note 14(A)).

As discussed in Note 7, on July 1, 2006, the Company disposed its formulation business to an unrelated party (“the Party”). Subsequent to the transaction, one of the Company’s stockholders and directors became a director of the Party. During the year ended December 31, 2006, the Company supplied certain raw materials to the Party for which the Company charged $889,963 and also used the Party as a contract manufacturer of certain Pharma Division products for which the Party charged $1,281,492. As at December 31, 2006, the Company had a balance of $107,227 due to the Party (see Note 11). The transactions are recorded at exchange amounts agreed to by the related parties.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

 Expressed in US Dollars

NOTE 19

CONCENTRATIONS AND RISKS

64% and 70% of the Company’s revenues for the years ended December 31, 2006 and 2005, respectively, were derived from customers located in China. The Company had sales of $14,451,791 in the Chemical Divisions to customers in India, representing 27.6% of the Company’s revenues for the year ended December 31, 2006; while the Company had sales of $6,593,391 and $644,100 in the Chemical and Biotech divisions to customers in India, representing 13% of the Company’s revenues for the year ended December 31, 2005. Substantially all of the Company’s assets at December 31, 2006 and 2005 were located in China.

Sales to the Company’s five largest customers accounted for approximately 58.5% and 52.7% of the Company’s sales for the years ended December 31, 2006 and 2005, respectively; while sales to the Company’s largest customer accounted for approximately 26.3% and 19.1%, respectively. Amounts owing from one customer represented 14.2% of the Company’s trade and other receivables at December 31, 2006.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  At December 31, 2006, approximately US$1,014,362 of the cash and cash equivalents (December 31, 2005:  US$885,681) and all of the restricted cash as at December 31, 2005 are held in Renminbi.

NOTE 20

SUBSEQUENT EVENTS

(A) Subsequent to December 31, 2006, the Company entered into a loan agreement with a bank for $2,558,363 (RMB 20 million) bearing interest at a rate of 7.956% per annum, collaterized by property and equipment with a net book value of $9,587,611, and is due in January 2008.

(B) Subsequent to December 31, 2006, the Company entered into a loan agreement with a bank for $3,197,953 (RMB 25 million) bearing interest at a rate of 6.732% per annum, collaterized by land and buildings with a net book value of $10,022,386, and is due in February 2008.

(C) Subsequent to December 31, 2006, the Company borrowed money from an unrelated party for $243,044, non-interest bearing and payable on demand.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND

ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company was informed that Moore Stephens Ellis Foster Ltd., Charted Accountants ("Moore Stephens"), who had served as our independent accountants for the year ended December 31, 2004, had entered into a transaction with Ernst & Young LLP (Canada) on May 3, 2005, under which certain assets of Ellis Foster were sold to Ernst & Young and the professional staff and partners of Ellis Foster joined Ernst & Young either as employees or partners of Ernst & Young and carry on their practice as members of Ernst & Young. On July 10, 2005, the Registrant's board of directors formally approved the engagement of Ernst & Young LLP as the Registrant's independent registered public accounting firm for 2005. On July 12, 2005, the former Moore Stephens representative who now carries his practice as a member of Ernst & Young informed the Registrant that the merger of Moore Stephens into Ernst & Young on May 3, 2005, effectively constituted their resignation as the Registrant's independent accountant responsible for auditing its financial statements, and that effective as of such date, Moore Stephens no longer acted as the Registrant's independent registered public accountant. For the year of 2005 and 2006, Ernst & Young LLP was engaged as the independent registered public accounting firm of the Registrant.

ITEM 8A.

CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-KSB are effective in timely alerting them to material information required to be included in this Form 10-KSB.

ITEM 8B.

OTHER INFORMATION

Nil.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company has eight directors consisting of Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li. who were all re-elected as directors at the annual meeting of shareholders held on May 11, 2006. The following describes the background for Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li.

Description of Current Directors

Mr. Yanlin Han, age 43, is the Chief Executive Officer and the Chairman of the Board of Director of Dragon, positions he assumed in January 2005.  Prior to the reverse take-over of the Company, Mr. Han was the founder and Chairman of Oriental Wave and responsible for the overall strategic planning and direction of the Company.   Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China.  He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state-own pharmaceutical companies through bankruptcy process or contractual management agreements.  Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology.  Mr. Han also serves as the Vice-President of Shanxi Province Foreign Investment Enterprise Association and Vice-President of Datong City Trade Council.  Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

Mr. Zhanguo Weng, age 52, had been a Director of the Company since January 2005.  Mr. Weng was the Vice President, China Operation until July 1, 2006 when the Company completed the sales of part of its formulation business.  Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997.  He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People's University of China for two years. Subsequent to the sales of part of the company’s formulation business on July 1, 2007, Mr. Weng became a director of Shanxi Qianyuan Pharmaceutical Company, the buyer of the Company’s formulation business.

Ms. Xuemei Liu, age 37, has been a Director of the Company since January 2005.  Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

Dr. Alexander Wick, Ph.D., age 69, has been a Director of Dragon since 1998 and was the President from 2002 until his resignation effective on February 2, 2006.  Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University.  He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API's for the world's largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001.

Dr. Yiu Kwong Sun, M.D., age 63, has been a Director of Dragon since 1999.  Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967.  He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine.  Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years.  He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau.  Dr. Sun has been a member of the Dr. Cheng Yu Tung Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

Mr. Peter Mak, age 46, has been a Director of Dragon since January 2005, is a fellow of the Chartered Association of Certified Accountants in UK as well as a fellow of the Hong Kong Institute of Certified Public Accountant. Mr. Mak was formerly the Managing Partner of Arthur Andersen Southern China and also a partner of Arthur Andersen Worldwide. Through his twenty years of accounting and financial practices, Mr. Mak has extensive knowledge and experience in Chinese and international acscounting standards. He is also the independent director or financial advisor for several public companies listed in United States and Hong Kong. Mr.Mak also serves as Chief Financial Officer of New Dragon Asia Corp., a company whose shares are registered under the Securities Exchange Act of 1934.

Mr. Heinz Frey, age 69, has been a Director of Dragon since January 2005, graduated from University of Berne, Switzerland in 1966, has 30 years of experience in the telecommunication industry, security manufacturing and service industry. He has broad experience in the management of various sizes of companies with global presence, financing and controlling of international companies, leading development, production, sales and finance departments. He is also a board member of various companies.

Mr. Jin Li, age 39, has been a Director of Dragon since January 2005, is currently a senior advisor of Phycos International Co., Ltd. Prior to joining Phycos, he was a partner at the international law firm, Linklaters. Mr. Li studied biochemistry at Peking University in China and received his Master of Science degree in Biochemistry from the University of Michigan and his doctoral degree from Law School of University of Columbia. He has more than ten years of experience in international IPOs, M&A and business transactions.

Description of Executive Officers

The following sets forth our executive officers.

Name	Position	Age
Yanlin Han	Chief Executive Officer	43
Zhanguo Weng	Vice President, China Operation until July1, 2006	52
Alexander Wick	President until February 2, 2006	69
Maggie Deng	Chief Operating Officer	39
Garry Wong	Chief Financial Officer	36

For a description of Mr. Han, Mr. Weng and Dr. Wick, please see their biographies above under "Description of Current Directors."

Maggie Deng is the Chief Operating Officer of the company since January 2005, holding bachelor degree from Tsinghua University in China. Ms. Deng has over 10 years of experience working in or with public companies as investment banker, mainly on IPOs and secondary offering for Chinese companies on domestic stock exchange as well as international ones. Ms. Deng was the senior manager of China International Capital Corporation, a Morgan Stanley joint venture investment banking firm in China, from 1998 to 2001. Ms. Deng moved to Canada in 2001 and held a position of Assistant to President in a start-up biotech company in Vancouver, Canada.

Garry Wong is the Chief Financial Officer of the Company since January 2005. Prior to his current position, Mr. Wong served as our Executive Assistant to President and CEO of the Company from February 2002 to January 2005. Before joining us, Mr. Wong was a team member of the Global Mergers and Acquisitions Group at Nortel Networks since 1996. He managed and executed transactions consisting of acquisitions, divestitures, equity investments, spin-offs, public market listing and joint ventures, in Europe, North America, Asia and the Middle East. Mr. Wong is a Chartered Financial Analyst who received an  International  MBA degree from York University, Canada with double  majors in  Corporate  Finance  and  Greater China studies and a Bachelor degree in Business Administration from University of Hong Kong.

Audit Committee

On September 30, 2005, the Board appointed Mr. Mak, Mr. Frey and Mr. Li, each of which are independent directors, to the Audit Committee. Mr. Mak, the Chairman of the Audit Committee, is an expert within the meaning of Item 401 of Regulation S-B.The Audit Committee operates under a written charter.

Nominating Committee

Due to the size of the Company, the Company does not have a separate nominating committee. Instead, the Board of Directors serves as the nominating committee. The Board of Directors will consider nominations to the Board by its shareholders. Requests for consideration should be made to the Company’s Secretary, Maggie Deng.

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

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General Philosophy

The Company’s Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Director’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Board compensates executive management consisting primarily of a base salary and equity compensation designed to be competitive with comparable employers in the location of countries in which it operates primarily China and Vancouver, Canada, and to align management’s compensation with the long-term interests of shareholders.   In considering executive management’s compensation, the Board also takes into consideration the financial condition of the Company.

Compensation Summary

The following table summarizes all compensation earned by or paid to our Chief Executive Officer ( Principal Executive Officer) and other executive officers, during the past two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Yanlin Han Chief Executive Officer	2006	$172,065	-	-	$172,065
	2005	$156,263	$215,000	-	$371,263
Maggie Deng Chief Operating Officer	2006	$114,710	-	-	$114,710
	2005	$104,175	$224,000	-	$328,175
Garry Wong Chief Financial Officer	2006	$114,710	-	-	$114,710
	2005	$106,654	$224,000	-	$330,654

Option Grants in 2005 and 2006

The Company did not grant any options during 2006.

For the year of 2005, the Company granted options to purchase 2,260,000 shares at an exercise price of $1.18 per share on January 12, 2005 and 3,660,000 shares at an exercise price of $0.74 per share on September 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal year ended December 31, 2005 and 2006.

Fiscal Year End Option Values

The following table sets forth for our executive officer named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at December 31, 2006.

Name	Number of Securities Underlying Unexercised Options at December 31, 2006
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Yanlin Han	500,000	-	0.74	Sept 30, 2010
Maggie Deng	200,000 200,000	-	$1.18 $0.74	Jan 12, 2010 Sept 30, 2010
Garry Wong	20,000 200,000 200,000	-	$1.70 $1.18 $0.74	Apr 25, 2007 Jan 12, 2010 Sept 30, 2010

Director's Compensation

Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors received any compensation during 2005 and 2006. At a directors meeting held on January 12, 2005, Ms. Liu, Dr. Sun and Dr. Wick were granted options to purchase 200,000, 200,000, and 400,000 shares of common stock, respectively, at $1.18 per share which represented the closing per share price as of that date.

At a directors meeting held on September 30, 2005, Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick,, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li were granted options to purchase 500,000, 300,000, 200,000, 400,000, 200,000, 200,000, 200,000 and 200,000 shares of common stock, respectively, at $0.74 per share which represented the closing per share price as of that date.  No directors received any option grant during 2006.

Summary Compensation Table

Name and principal position	Year	Option Award	All Other compensation	Total
Zhanguo Weng	2006	-	-	-
	2005	$129,000	-	$129,000
Xuemei Liu	2006	-	-	-
	2005	$224,000	-	$224,000
Alexander Wick	2006	-	-	-
	2005	$448,000	-	$448,000
Yiu Kwong Sun	2006	-	-	-
	2005	$224,000	-	$224,000
Peter Mak	2006	-	-	-
	2005	$86,000	-	$86,000
Heinz Frey	2006	-	-	-
	2005	$86,000	-	$86,000
Jin Li	2006	-	-	-
	2005	$86,000	-	$86,000

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the amount of our common stock (symbol: TSX:DDD; OTCBB:DRUG; Berlin, Frankfurt and XETRA: DRP) beneficially owned (unless otherwise indicated) by each shareholder known by us to be the beneficial owner of more than 5% of our common stock, by our named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2007

	Shares
	Beneficially	Owned(1)
Name of Beneficial Owner	Number	Percent
Yanlin Han Chief Executive Officer and Director	31,651,403(2)	50.3%
Zhanguo Weng Director	9,200,401(3)	14.6%
Xuemei Liu Director	4,650,200(4)	7.4%
Alexander Wick, Director	1,300,000(5)	2.1%
Yiu Kwong Sun, Director	1,100,000(6)	1.7%
Peter Mak, Director	200,000 (7)	0.3%
Heinz Frey, Director	200,000 (7)	0.3%
Jin Li, Director	200,000 (7)	0.3%
Maggie Deng Chief Operating Officer	400,000 (7)	0.6%
Garry Wong Chief Financial Officer	420,000 (7)	0.7%
All directors and executive officers as a group (10 persons)	49,322,004(8)	78.4%

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

(6)

Includes options to purchase 400,000 shares. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as director and officer.

(7)

Represents options exercisable within sixty days.

(8)

Includes options to acquire 4,020,000 shares of common stock.

Equity Compensation Plan Information

Our shareholders approved a share option plan at our Annual Meeting held on December 18, 2001, authorizing 4,500,000 shares for issuance under the plan.  At our Annual Meeting held on August 12, 2005, our shareholders approved another share option plan authorizing the issuance of a further 15,000,000 shares. The following table provides aggregate information as of December 31, 2006 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,312,500	$0.91	14,187,500
Equity compensation plans not approved by security holders	0	-	0
Total	5,312,500	$0.91	14,187,500

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the past two years, we have been a party to transactions involving certain of our directors or executive officers. See also Notes 11, 14(A) and 18 to our financial statements.

In January 2006, the Company disposed of the cell line, and all applicable obligations relating, thereto, being developed for the Company to enter the European market. The cell line was sold to AS Biotech AG, a Swiss company controlled by Dr. Alexander Wick, a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 at the time of the transaction and was sold for $1 million with the assumption of all obligations under the agreement.

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets is $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement is valued at $1.5 million and was completed in September, 2006.  Subsequent to the transaction, Mr. Weng, a Director of the Company became a director of this party.  During 2006, the Company has supplied some raw materials to this party and has used this party as a contract manufacturer for some of its Pharma division products.

Director Independence

Dr. Yiu Kwong Sun, Ms Xuemei Liu, Mr. Peter Mak, Mr. Henry Frey and Mr. Jin Li are deemed to be independent directors within the meaning of Section 407 (a)1.ii., Inter-dealer quotation system.

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

Sino Foreign Joint Venture Contract Between The Nanjing Medical Group Company Limited and Allwin Newtech Ltd.;

b.

Amendment dated November 24, 2000;

c.

Amendment dated  December 16, 2000; and

d.

Confirmation letter of control from The Nanjing Medical Group Company Limited to Allwin Newtech dated December 16, 2000

10.12(f)	Joint research project with the Company and Shenzhen Kelong Chuang Jian Enterprise Co.
10.13(f)	Patent Development Agreement with Dr. Longbin Liu and Novagen

Exhibit Number	Name
10.14(f)	Project Development Agreement with Dr. Liu
10.15(g)	2001 Stock Option Plan
10.16 (h)	Waivers of Certain Conditions to the Shares Purchase Agreement
10.17 (h)	Escrow Agreement among Dragon Pharmaceutical, Oriental Wave Holding Limited, Yanlin Han, Zhanguo Weng and Xuemei Liu.
10.18 (i)	Collaboration Agreement Among Transworld Pharmaceuticals Corporation Inc. and Toray Trading Corp. and Dragon Pharmaceutical Inc.
10.19 (i)	Agent Agreement Among Allwin Biotrade, Inc., Jiangsu Wuzhong Industry Co. Ltd. and Jiangsu Wuzhong Industry Co. Ltd. Suzhuo Zhang Kai Bio-Pharmaceuticals Plant
10.20 (i)	Development and Manufacturing Agreement Between Dragon Pharmaceutical Inc. and Polymun Scientific Immunbiologische Forschung GmbH
10.21 (i)	Agreement for Advance and Long Term Supply of Products between Aurobindo (Datong) Bio-Pharma Co. Ltd. and Shanxi Weiqida Pharmaceutical Co. Ltd.
10.22 (i)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
10.23 (i)	Manufacturing Agreement for Dry-freeze Levoflaxacin Injectable by and between Shanxi Weiqida Pharmaceutical Co. and Shanxi Pude Pharmaceutical Co. Ltd.
10.24 (i)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
10.25 (k)	2005 Stock Option Plan
10.26	Assignment and Assumption Agreement among the Company, Polymun Scientific Immunubiological Forschung EmGH and AS Biotech AG.
21

Subsidiaries of the Registrant are:

Allwin Newtech Ltd., a British Virgin Island corporation;

Sanhe Kailong Bio-pharmaceutical Co. Ltd., a Chinese

Limited Liability Corporation;

Allwin Biotrade, Inc., British Virgin Island corporation;

Dragon Pharmaceuticals (Canada) Ltd, a British Columbia corporation;

Nanjing Huaxin Bio-Pharmaceutical Co., Ltd., a Chinese corporation;

Oriental Wave Holding, Ltd., a British Virgin Island corporation;

Shanxi Weiqida Pharmaceutical Ltd., a Chinese Corporation; and

Weixiang Bio-pharmaceutical Co., Ltd., a Chinese Corporation.

23.1	Consent of Ernst & Young LLP., Chartered Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1 (j)	Code of Ethics

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

(j)

Incorporated by reference to the Company’s proxy statement for 2005.

(b)

Reports on Form 8-K:

(1)

Form 8-K filed on November 22, 2005 announcing our financial results for the third quarter ended  September 30, 2005.

(2)

Form 8-K filed October 5, 2005 announcing the appointment of directors.

(3)

Form 8-K filed on September 30, 2005 announcing the completion of the Acquisition of Oriental Wave Holding Limited and filing the financial statements of Oriental Wave Holding Limited for the year ended December 31, 2004, and pro-forma financial  statements related thereto.

ITEM 14.

ACCOUNTING FEES AND SERVICES.

For the year ended December 31, 2006, Ernst & Young LLP was engaged by us to provide both audit and non-audit services. For the year ended December 31, 2005, Ernst & Young LLP was engaged by us to provide audit services. The following fees were paid for services provided by Ernst & Young LLP.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2006 and 2005 and the review of our quarterly reports for such years, amounted to approximately $410,000 and $395,000, respectively.

Audit Related Fees. For the years ended December 31, 2006 and 2005 we paid $Nil and $Nil to Ernst & Young for other audit related fees.

Tax Fees. For the year ended December 31, 2006 and 2005, we paid $Nil and $Nil to Ernst & Young for tax fees.

All Other Fees. For the years ended December 31, 2006 and 2005, we paid $7,051 and $Nil to Ernst & Young for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2006	2005
Audit Fees	$410,000	$395,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	$7,051	-0-

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

Dated: March ,2007	Dragon Pharmaceutical Inc.,
a Florida Corporation

/s/ Yanlin Han
Yanlin Han, Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Yanlin Han Mr. Yanlin Han, Chairman of the Board	March ______ , 2007
/s/ Zhanguo Weng Mr. Zhanguo Weng, Director	March ______ , 2007
/s/ Dr. Yiu Kwong Sun Dr. Yiu Kwong Sun, Director	March ______ , 2007
/s/ Dr. Alexander Wick Dr. Alexander Wick, Director	March ______ , 2007
/s/ Xuemei Liu Ms. Xuemei Liu, Director	March ______ , 2007

/s/ Peter Mak

Mr. Peter Mak, Director

/s/ Heinz Frey

Mr. Heinz Frey, Director

/s/ Jin Li

Mr. Jin Li, Director

/s/ Garry Wong

Garry Wong, Chief  Financial Officer

(Principal Financial and Accounting Officer)

March ______ , 2007 March ______ , 2007 March ______ , 2007 March ______ , 2007

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-55794) pertaining to Stock Options Granted to Directors, Technical Advisors, and Employees under Stock Option Agreements of our report dated March 27, 2007, with respect to the consolidated financial statements of Dragon Pharmaceutical Inc. included in the Annual Report (Form 10-KSB) for the year ended December 31, 2006.

Vancouver, Canada

March 30, 2007

/s/ Ernst & Young LLP

Chartered Accountants

EXHIBIT 31.1

Section 302 Certification of Principal Executive Officer

I, Yanlin Han, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dragon Pharmaceutical Inc.;

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

Date: :  March 30, 2007

/s/ Yanlin Han
Yanlin Han Chief Executive Officer

EXHIBIT 31.2

Section 302 Certification of Principal Financial Officer

I, Garry Wong, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dragon Pharmaceutical Inc.;

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

Date: :  March 30, 2007

/s/ Garry Wong
Garry Wong, Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (the "Form 10-KSB") that, to the best of their knowledge:

(1) the Form 10-KSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : March 30, 2007	/s/ Yanlin Han
Yanlin Han Chief Executive Officer

Dated: : March 30, 2007	/s/ Garry Wong
Garry Wong Chief Financial Officer