Form 10QSB
period 2007-03-31
DRAGON PHARMACEUTICAL INC
filed 2007-05-15
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]            No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of “accelerated filer and large and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerate filer [   ]

Accelerated filer [   ]

Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act).            Yes [   ]    No  [X ]

Number of shares of common stock outstanding as of April 30, 2007:  62,878,004

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(AUDITED) Expressed in US Dollars

(Basis of Presentation – Note 1)

ASSETS	Notes	March 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	17	$1,187,339	$1,078,536
Restricted cash	9,17	1,937,211	-
Accounts receivable, net of allowances	2	5,998,549	4,252,470
Inventories, net	3	11,312,332	11,219,909
Prepaid expenses		1,289,520	1,183,442
Due from related companies	10	476,346	-
Total Current Assets		22,201,297	17,734,357

PROPERTY AND EQUIPMENT, NET	4,8	62,407,777	62,681,205
OTHER ASSETS
Intangible assets, net	5	2,464,291	2,578,858
Investments -cost		12,919	12,792
Goodwill		965,000	965,000
Total Other Assets		3,442,210	3,556,650
TOTAL ASSETS		$88,051,284	$83,972,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$5,802,797	$5,709,796
Other payables and accrued liabilities	7	14,841,105	15,337,446
Loans payable – short-term	8	16,155,297	12,799,045
Notes payable	9	1,937,211	-
Due to related companies	10	-	107,373
Total Current Liabilities		38,736,410	33,953,660

LONG-TERM LIABILITIES
Long term accounts payable	11	2,037,377	4,049,862
Loans payable – long-term	8	7,105,117	7,035,497
Total Long-Term Liabilities		9,142,494	11,085,359
TOTAL LIABILITIES		47,878,904	45,039,019

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 (December 31, 2006: 62,878,004) common shares		62,878	62,878
Additional paid-in capital		33,433,243	33,411,788
Retained earnings		1,705,301	855,249
Reserves		2,693,426	2,693,426
Accumulated other comprehensive income		2,301,461	1,933,781
Due from stockholders		(23,929)	(23,929)
Total Stockholders’ Equity		40,172,380	38,933,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$88,051,284	$83,972,212

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	Note	2007	2006

SALES	12	$17,327,700	$13,154,824

COST OF SALES		13,265,401	10,525,448

GROSS PROFIT		4,062,299	2,629,376

OPERATING EXPENSES
Selling expense		483,537	878,139
General and administrative expenses		1,484,277	1,310,800
Depreciation and amortization		302,019	237,947
Total Operating Expenses		2,269,833	2,426,886

INCOME FROM OPERATIONS		1,792,466	202,490

OTHER INCOME (EXPENSE)
Interest expense		(765,037)	(896,580)
Other income	13	11,179	1,477,133
Other expense		(22,674)	(7,261)
Total other income (expenses)		(776,532)	573,292

INCOME FROM OPERATION BEFORE TAXES		1,015,934	775,782
INCOME TAX EXPENSE		(165,882)	(73,868)

INCOME FROM CONTINUING OPERATIONS		850,052	701,914
INCOME FROM DISCONTINUED OPERATIONS	6	-	391,600

NET INCOME		850,052	1,093,514

OTHER COMPREHENSIVE INCOME
Foreign currency translation		367,680	130,120

COMPREHENSIVE INCOME		$1,217,732	$1,223,634

Earnings per share - basic and diluted
- from continuing operations		$0.01	$0.01
- from discontinued operations		$-	$0.01
- net income		$0.01	$0.02

Weighted average number of shares outstanding during the year - basic		62,878,004	62,878,004
- diluted		62,878,004	62,878,004

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2006

(AUDITED) Expressed in US Dollars

	Common Stock		Additional Paid-In	Retained		Accumulated other compre-	Due from
	Shares	Amount	Capital	Earnings	Reserves	hensive income	Stockholder	Total
Balance, December 31, 2005	62,878,004	$62,878	24,317,830	5,099,891	2,628,008	750,102	(28,932)	32,829,777
Notes receivable – stockholders	-	-	-	-	-	-	5,003	5,003
Other comprehensive income
- foreign currency translation	-	-	-	-	-	1,183,679	-	1,183,679
Stock compensation expense	-	-	387,206	-				387,206
Transfer from reserves:								-
- to additional Paid-in Capital (Note 15 (A))			766,355		(766,355)			-
Transfer from retained earnings to additional Paid-in Capital: (Note 15 (A))			7,940,397	(7,940,397)				-
-Transfer from retained earnings to reserves (Note 15 (A)):				(838,762)	838,762			-
-Transfer from reserves to Staff welfare fund (Note 15 (A)):					(6,989)			(6,989)

Net income for the year	-	-	-	4,534,517	-	-	-	4,534,517

Balance, December 31, 2006	62,878,004	$62,878	$33,411,788	$855,249	$2,693,426	$1,933,781	$(23,929)	$38,933,193

Comprehensive income
- foreign currency translation						367,680		367,680
Stock based compensation			21,455					21,455
Net income for the period				850,052				1,084,138
Balance, March 31, 2007	62,878,004	$62,878	33,433,243	$1,705,301	$2,693,426	$2,301,461	$(23,929)	$40,172,380

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	2007	2006*
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$850,052	701,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,456,431	1,358,769
Stock compensation expense	21,455	90,518
Accreted interest on long term payable	297,009	358,610
Gain on disposal of cell line (Note 13(A))	-	(1,000,000)
Changes in operating assets and liabilities
Accounts receivable	(1,697,881)	(1,999,725)
Inventories	18,532	(130,940)
Prepaid expenses	(94,370)	131,924
Accounts payable	32,661	897,314
Other payables and accrued expenses	352,612	2,079,795
Cash Provided by continuing operations	1,236,501	2,488,179
Cash Used in discontinued operations	-	(1,595,115)
Net Cash Provided By Operating Activities	1,236,501	893,064

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(1,828,391)	(1,876,998)
Proceeds on disposition of assets	-	520,232
Cash Used in continuing operations	(1,828,391)	(1,356,766)
Cash Provided by discontinued operations	-	7,426
Net Cash Provided by (Used In) Investing Activities	(1,828,391)	(1,349,340)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder	-	5,009
Due to related parties	(596,237)	(3,605)
Repayment of long-term account payable	(2,394,245)	-
Proceeds from non-interest bearing demand loan	454,963	-
Proceeds from loans payable	3,216,924	669,516
Net Cash Provided by (Used In) Financing Activities	681,405	670,920

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,288	4,137

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,803	218,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,078,536	1,311,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,187,339	1,530,159

Cash paid during the period for interest expense, net of capitalized interest	$442,167	377,266
Cash paid during the period for income taxes	$335,509	98,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $25,717 and $39,163 during the three months ended March 31, 2007 and 2006, respectively.

*2006 Q1 Cash flow has been restated to exclude the results of discontinued operation. (See Note 6).

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 1

BASIS OF PRESENTATION

(A) The accompanying unaudited interim consolidated balance sheets, statements of operations, stockholders’ equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at March 31, 2007, and the results of operations and cash flows for the interim periods ended March 31, 2007 and 2006.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $16,535,113 as at March 31, 2007, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

The Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. However, the Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(B) In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs.

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the three months ended March 31, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

In July 2006, FASB issued Interpretation No. 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FASB issued Interpretation No. 48 did not have an impact on the Company’s consolidated financial statements during the current period.

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

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Trade receivables	$6,074,356	$4,293,212
Other receivables	616,210	665,099
	6,690,566	4,958,311
Less: allowance for doubtful accounts	692,017	705,841

Accounts receivable, net	$5,998,549	$4,252,470

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

For the three months ended March 31, 2007, the Company recorded a provision for doubtful accounts of $28,061 in the Consolidated Statements of Operations compared to $25,286 for the three months ended March 31, 2006.

NOTE 3

INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006

Raw materials	$4,713,262	$3,735,622
Work-in-progress	3,606,757	2,665,054
Finished goods	3,149,612	5,055,394
	11,469,631	11,456,070
Less: provision for obsolescence	157,299	236,161

	$11,312,332	$11,219,909

For the three months ended March 31, 2007, the Company disposed of obsolete inventory resulting in a recovery of $80,880 in the Consolidated Statements of Operations compared to $315,171 for the three months ended March 31, 2006.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2007 and December 31, 2006:

	March 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$47,409,546	12,052,413	35,357,133
Land use rights and buildings	17,434,427	882,431	16,551,996
Motor vehicles	678,286	145,499	532,787
Furniture and office equipment	2,342,058	1,132,684	1,209,374
Leasehold improvements	8,573	4,060	4,513
Construction in progress	8,751,974	-	8,751,974
	$76,624,864	14,217,087	62,407,777

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$46,994,977	$10,821,927	$36,173,050
Land use rights and buildings	17,203,965	783,079	16,420,886
Motor vehicles	658,523	123,647	534,876
Furniture and office equipment	2,287,291	1,018,891	1,268,400
Leasehold improvements	8,496	3,616	4,880
Construction in progress	8,279,113	-	8,279,113
	$75,432,365	$12,751,160	$62,681,205

Depreciation expense for the three months ended March 31, 2007 and 2006 was $ 1,334,606 and $1,235,722, respectively. Land use rights and equipment with a net book value of $46.0 million are pledged as collateral for $22.48 million in loans payable (Note 8).

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

Production technology	$1,670,223	$1,670,223
Product licenses	664,974	663,847
Customer base	1,160,000	1,160,000

	3,495,197	3,494,070
Less: accumulated amortization	1,030,906	915,212

	$2,464,291	$2,578,858

Amortization expense for the three months ended March 31, 2007 and 2006 was $121,825 and $123,047, respectively. Amortization expense over the next five years will be approximately $501,000 per year.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 6         ASSETS HELD FOR SALE

The Company signed two agreements on June 29, 2006 agreeing (1) to dispose part of its formulation business (“Sales of Formulation Business”) and (2) to deliver international registration documentation and services on a related product (“Registration Documentation”), to an unaffiliated party to the Company.

With the Sales of Formulation Business agreement, the Company agreed to dispose of its formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese State Food and Drug Administration (“SFDA”), the entire related hospital direct sales team for the formulation business and related inventories, accounts receivable and accounts payable, (or collectively “Net Working Capital”). The Sales of Formulation Business became effective on July 1, 2006. According to the agreement, the buyer will not assume or have any responsibility for any obligation or liability in connection with any of the assets purchased arising prior to the completion of delivery of the assets purchased, including, any environmental liabilities or contamination which arise or result, directly or indirectly, from operation and use of any assets purchased.  The proceeds for this agreement was $ 13.32 million comprising $8.20 million in cash and the assumption of $5.12 million in long-term liabilities.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

The operations of the formulation business sold have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the formulation business is as follows:

Three months Ended March 31, 2006

Net sales	$3,482,553
Cost of sales	1,882,386
Gross Profit	1,600,167
Operating and other expenses	1,138,399
Income before taxes	461,768
Income tax expense	(70,168)
Income from discontinued operation	$391,600

NOTE 7

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006

Machinery and equipment payable	$6,988,632	$8,299,839
Non-interest bearing demand loans	2,712,686	2,037,736
Current portion of long term payables	1,364,869	1,403,915
Accrued expenses	966,989	1,187,937
Value added tax payables	39,900	93,659
Income taxes payable	468,489	319,250
Other taxes payable	1,031,253	986,234
Deposits received from customers	1,268,287	1,008,876

	$14,841,105	$15,337,446

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 8

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	March 31, 2007	December 31, 2006
RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment with a net book value of $ 9,587,611, due January 2007	-	2,558,363

RMB 4.35 million loan payable to a bank, interest rate of 9.486% per annum, guaranteed by an unrelated third party, due April 2007*	561,950	556,444

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,075,470, due September 2007	488,315	483,530

RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,480,464, due September 2007	374,633	370,963

RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $2,801,011, due September 2007	1,937,759	1,918,772

RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 11,220,798, due December 2007	6,756,321	6,690,118

RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 12,795,503, due January 2008	2,583,679	-

RMB 25 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by land use right and buildings with a net book value of $ 7,466,871, due February 2008	3,229,599	-

RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and building with a net book value of $9,189,072, due September, 2008	7,105,117	7,035,497

RMB 1.7 million loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	223,041	220,855

	23,260,414	19,834,542
Less current maturities	16,155,297	12,799,045

	$7,105,117	$7,035,497

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2007 (remainder)	$10,342,019
2008	12,918,395
$23,260,414

* The Loan payable due in April 2007 has been paid, and a RMB 4.10 million new loan from the same bank at interest rate of 7.938% and a due date of October 2007 was renegotiated and borrowed.

NOTE 9

NOTES PAYABLE

The Company has a banking facility whereby the bank has issued several non-interest bearing notes payables to a vendor totalling $1,937,211 (RMB 14,995,760) as at March 31, 2007. These notes are collateralized by $1,937,211 of bank deposits that may only be used to repay the notes.

NOTE 10            DUE FROM/TO RELATED PARTIES

The amounts due from /to related parties at March 31, 2007 and December 31, 2006 are unsecured and non-interest bearing:

	March 31, 2007	December 31, 2006
a. Due from related companies
Due from a company whose director is also a stockholder and director of the Company (see Note 16)	$397,115	$-

Due from a company owned by a stockholder and director	79,231	-
	476,346	-
b. Due to related companies

Due to a company whose director is also a stockholder and director of the Company	-	107,227

Due to a company owned by a stockholder and director	-	146
	476,346	107,373
Less: current maturities	476,346	107,373
	$-	$-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 11

LONG TERM ACCOUNTS PAYABLE

	March 31, 2007	December 31, 2006

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
2007	$1,395,280	1,458,457
2008	2,228,264	4,509,707
	3,623,544	5,968,164
Less: debt discount	221,298	514,387
	3,402,246	5,453,777
Less current maturities included in other payables and accrued liabilities (note 7)	1,364,869	1,403,915
	$2,037,377	4,049,862

The Company accreted interest of $297,009 and $358,610 during the three months ended March 31, 2007 and 2006, respectively.

NOTE 12

SEGMENTS

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division.  The Pharma Division produces generic drugs with a focus on cephalosporin antibiotics and freeze-dry injectables.  The Chemical Division produces certain bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products.  The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell.  The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s consolidated financial statement for the year ended December 31, 2006.  The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 17). Sales relating to the Chemical Division’s 7-ACA product represented approximately 71% of the division’s sales for the period ended March 31, 2007 (2006 – 72%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segments information for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
Three months ended March 31, 2007
Sales	$15,029,277	$1,873,175	$425,248	$17,327,700
Gross profit	3,775,213	(26,418)	313,504	4,062,299
Depreciation and amortization	1,253,759	32,715	169,957	1,456,431
Additions to long-lived assets	1,804,148	500	20,028	1,824,676

As at March 31, 2007
Total assets	68,852,456	10,282,709	8,916,119	88,051,284
Goodwill	-	-	965,000	965,000
Intangible assets	105,801	-	2,358,490	2,464,291

2006*
Three months ended March 31, 2006
Sales $	11,475,377	$1,081,692	$597,755	$13,154,824
Gross profit	2,218,877	(21,959)	432,458	2,629,376
Depreciation and amortization	1,167,706	22,647	168,416	1,358,769
Additions to long-lived assets	1,325,479		12,653	1,338,132

As at December 31, 2006
Total assets	$68,325,089	$8,138,858	$7,508,265	$83,972,212
Goodwill	-	-	965,000	965,000
Intangible assets	107,835	-	2,471,023	2,578,858

* 2006 segment information has been restated to exclude the results of the discontinued operations. (see Note 6).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 13

OTHER INCOME

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

NOTE 14

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $108,935 and $65,145 for the three months ended March 31, 2007 and 2006, respectively.  The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,557,800 (RMB19.8 million) due on July 9, 2007.  Interest on the loan is charged at 9.945% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan.  There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,627,500 (RMB 20.54million). The Company provided the guarantees to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,583,600 (RMB20 million) due on September 26, 2007 and $3,875,500 (RMB30 million) due on October 27, 2007.   Interest is charged at the bank’s base rate plus 5.9475%.  The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,667,000 (RMB 52.12 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

(C) Capital Commitments

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of March 31, 2007, the Company has contributed $1,098,683 of the registered capital requirement and has registered capital commitments of $3,901,317.

(D) Operating Leases

The Company has entered into an operating lease agreement for its administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$62,600 to US$66,500) per annum until March 31, 2011. The Company has subleased its previous office space which was leased until March 31, 2007. The total minimum payments required under both leases are as follows:

2007 (for the remaining of the year)	$ 48,285
2008	$ 64,380
2009	$ 66,500
2010	$ 66,500
Thereafter	$ 16,570
$ 262,235

The rent expense for the three months ended March 31, 2007 was $26,148 (net of $40,965 sublease income) (2006 - $51,576, net of $nil sublease income).

NOTE 15

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

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

During the third quarter ended September 30, 2006, in order to fulfil Shanxi Weiqida’s registered capital requirement, the Company transferred $7,940,397 from retained earnings and $766,355 from reserves to registered capital. By September 30, 2006, Shanxi Weiqida had registered capital of $24,175,305 (RMB 200,000,000), and fulfilled the registered capital requirement.

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

The following table summarizes stock option information for the period ended March 31, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	6,437,500	$ 0.92
Granted	-	-
Forfeited	(725,000)	$ 1.09
Cancelled	(400,000)	$ 0.74
Options outstanding at December 31, 2006	5,312,500	$ 0.91
Granted	-	-
Forfeited	-	-
Cancelled	-	-
Options outstanding at March 31, 2007	5,312,500	$ 0.91

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.68 - $0.74	3,395,000	3.30	$0.74	3,195,000	3.29	$0.73
$1.18 - $1.70	1,917,500	2.65	$1.21	1,667,500	2.63	$1.21
	5,312,500	3.07	$0.91	4,862,500	3.31	$0.90

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of December 31, 2006 and 2005 there was no intrinsic value to the Company’s stock options exercisable or outstanding as none of the options were in-the-money. The estimated fair value of stock options vested during the period ended March 31, 2007 and 2006 was $21,455 and $64,619. There is approximately $21,455 of unrecognized compensation expense as of March 31, 2007 that is expected to be recognized over of the next three months.

SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. This resulted in $90,518 relating to general and administrative expenses being charged to income during the three months ended March 31, 2006. The company continued to use the straight-line amortization method to recognize compensation expense.

NOTE 16

RELATED PARTY TRANSACTIONS

In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market, to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction for $1 million. (See Note 13).

As discussed in Note 6, on July 1, 2006, the Company disposed its formulation business to an unrelated party (“the Party”). Subsequent to the transaction, one of the Company’s stockholders and directors became a director of the Party. During the three months ended March 31, 2007, the Company supplied certain raw materials to the Party for which the Company charged $413,917 and also used the Party as a contract manufacturer of certain Pharma Division products for which the Party charged $188,918. As at March 31, 2007, the Company had a balance of $397,115 due from the Party (see Note 10). The transactions are recorded at exchange amounts agreed to by the related parties.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 17

CONCENTRATIONS AND RISKS

64% and 55% of the Company’s revenues for the three months ended March 31, 2007 and 2006, respectively, were derived from customers located in China. The Company had sales of $5,325,631 in the Chemical Divisions to customers in India, representing 30.7% of the Company’s revenues for the three months ended March 31, 2007; while the Company had sales of $4,784,861 in the Chemical Division to customers in India, representing 36.4% of the Company’s revenues for the three months ended March 31, 2006. Substantially all of the Company’s assets at March 31, 2007 and 2006 were located in China.

Sales to the Company’s five largest customers accounted for approximately 62.1% and 68.2% of the Company’s sales for the three months ended March 31, 2007 and 2006, respectively; while sales to the Company’s largest customer accounted for approximately 27.7% and 36.4%, respectively. Amounts owing from one customer represented 7.1% of the Company’s trade and other receivables at March 31, 2007.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 8.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  At March 31, 2007, US$3,067,380 of the cash and cash equivalents and restricted cash (December 31, 2006:  US$1,014,362) is held in Renminbi.

NOTE 18

SUBSEQUENT EVENT

The Company has repaid and renegotiated a loan payable subsequent to March 31, 2007 as described in Note 8.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the three months ended March 31, 2007 based upon the Company’s interim unaudited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

The Company’s headquarters, located in Vancouver, British Columbia accommodates corporate functions such as financial reporting, SEC compliance, corporate finance, investor relations, and regulatory affairs for international product approval.  The Company also has a corporate office in Beijing, China to manage its businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management.

Business Segments

The Company operates three key business units consisting of a Chemical Division for bulk pharmaceutical API and intermediate such as Clavulanic acid and 7-ACA, a Pharma Division for formulated drugs with a focus of Cephalosporin antibiotics and freeze-dry injectables, and a Biotech Division for biologics products, currently Erythropoietin or EPO.

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

One of the key products in Chemical Division is Clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics.  Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics.  Dragon’s 600-ton production facility of 7-ACA positions it as one of the main producers of this product in the world. The export of 7-ACA to India commenced in 2004 and the Company currently has a target to sell 50% of its 7-ACA production to the Indian market.  The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and Clavulanic acid downstream bulk products, and to apply for approvals in the United States and European Union to enter into European and North American markets.

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

Biotech Division

The Biotech Division’s facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005.  The new EPO production site is adjacent to the campus of the Chemical Division, which already includes the entire basic infrastructure such as power, steam, purified water supply and water treatment facilities.  The relocation of the EPO production site to Datong allows the Company to capitalize on the existing production infrastructure and the efficiency of unified operational management.  In the new facility, the capacity for bulk EPO doubled to 120 grams and the capacity for sterile vialing tripled to 5 million vials.  The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development.  Dragon’s Biotech Division develops, manufactures and markets generic EPO in China and developing countries as the current core markets.  Currently, Dragon’s EPO is sold only in countries where there is no patent protection.  Previously, Dragon was preparing to enter the European market with a new EPO product under development in Austria.  However, in January 2006, the Company sold the development contract with the Austrian partner to a related party for $1 million cash and assumption of all commitments under the contract.

Critical Accounting Policies and Estimates and Recent Accounting Pronouncements

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon Dragon’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 1 to the Dragon’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  Certain of these significant accounting policies are considered to be critical accounting policy which include: SFAS No. 123(R) “Accounting for Stock-based Compensation”, SFAS No. 151 “Inventory Costs – an amendment of ARB No. 43, Chapter 4”

SFAS 123(R) was adopted by the Company effective as of the beginning of fiscal 2006, on a modified prospective basis, whereby the Company records a non-cash stock based compensation based upon the fair value of the options at the time they are granted. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. This resulted in $90,518 relating to general and administrative expenses being charged to income during the three months ended March 31, 2006. The effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements for the three months ended March 31, 2007 is a decrease in the income from operations, income before income taxes and net income of $21,455. The adoption of SFAS123(R) had no effect on the cash flow from operations, cash flow from financing activities and basic and diluted earnings (loss) per share.

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

SFAS No. 151 was adopted by the Company beginning January 1, 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the three months ended March 31, 2006.

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

FASB issued Interpretation No. 48 was adopted by the Company beginning January 1 2007. The adoption of FASB issued Interpretation No. 48 did not have an impact on the Company’s consolidated financial statements during the current period.

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

Results of Operations for the Fiscal Years Ended March 31, 2007 and 2006

Revenues.

Sales for the quarter ended March 31, 2007 increased 32% to $17.33 million from $13.15 million for the same period in 2006.  $11.03 million or approximately 64% of the sales for the quarter ended March 31, 2007 were generated from the sales of products in the Chinese market, and the remaining $6.30 million or approximately 36% were generated from the sales of products in the international markets (outside of China). 55% of the sales for the quarter ended March 31, 2006 were generated from the sale of products in the Chinese market while the remaining 45% of the sales were generated in the international market outside of China.  In the quarter ended March 31, 2007, $1.87 million or approximately 11% of the sales were from the Pharma Division, $15.03 million or 87% of sales were from the Chemical Division, and $0.43 million or 2% of sales were from the Biotech Division. For the same period in 2006, 8% of sales were from the Pharma Division, 87% of sales were from the Chemical Division, and 5% of sales were from the Biotech Division. The increase in sales for the quarter ended March 31, 2007 as compared to the prior year was primarily due to increase in sales from the Chemical and Pharma Division with 31% and 73% growth rate, respectively.

Cost of sales for the quarter ended March 31, 2007 was $13.27 million compared to $10.53 million for the same period of 2006.  The cost of sales is attributed to the production costs of products. The increase in the cost of sales was mainly due to the increase in production and sales of products from the Chemical and Pharma Divisions.  Gross profit and gross margin for the quarter ended March 31, 2007 were $4.06 million and 23.44% compared to $2.63 million and 19.99% for the same period of 2006.  The increase in gross margin was mainly due to an improved margin of the Chemical Division as a result of an increase in production level and hence, better utilization of the production facilities.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are organized under three business divisions:  the Chemical Division, the Pharma Division and the Biotech Division.

Chemical Division

The Chemical Division’s revenues for the quarter ended March 31, 2007 were $15.03 million, representing a 31% increase from the revenues of $11.48 million during the same period in 2006.  The increase is mainly due to the increase in sales quantities from the China market which experienced a 61% increase as compared to the same period in 2006.

The Chemical Division’s gross margin for the quarter ended March 31, 2007 was 25.12% compared to 19.34% for the quarter ended March 31, 2006. The increase in gross margin reflected the lowering of per unit production costs as the production level continued to increase.

Pharma Division

The Pharma Division’s revenues for the quarter ended March 31, 2007 were $1.87 million, accounting for 11% of the total revenues of the Company.  Comparatively, Pharma Division’s revenues were $1.08 million for the same period in 2006, contributing 8% of the total revenues of the Company.  The 73% increase in revenues of the Pharma division during the first quarter of 2007 as compared to the same period in 2006 was mainly due to the continued growth in terms of sales quantity in the Chinese market.

The overall gross margin for the Pharma Division for the quarter ended March 31, 2007 was -1.41% as compared to -2.03% for the same period of 2006.  The increase in the gross margins was due to the improvement of per unit production costs.

Biotech Division

The Biotech Division’s revenues for the quarter ended March 31, 2007 were $0.43 million representing 2% of the Company’s revenues for the year.  Comparatively, Biotech Division’s revenues were $0.60 million for the same period in 2006, contributing 5% of the total revenues of the Company.  Gross margin for the quarter ended March 31, 2007 was at 73.72% as compared to 72.35% for the same period of 2006. The decrease in revenues was due to the decrease in selling prices, while the slight increase in gross margin was due to the lowering of per unit production costs.

Expenses.

Total operating expenses were $2.27 million for the quarter ended March 31, 2007. The major category of operating expenses was general and administration expenses of $1.48 million, selling expense of $0.48 million, and depreciation and amortization expenses of $0.30 million.  Total operating expenses were $2.43 million for the quarter ended March 31, 2006 with the major expenses being general and administration expenses of $1.31 million, selling expense of $0.87 million, and depreciation and amortization expenses of $0.24 million.  During the first quarter ended March 31, 2007, the general and administration expenses included $0.37 million for salaries, compensation and benefits, $0.23 million for accounting and auditing, $0.20 million for technology improvement expense, $0.11 million for travel expenses, $0.09 million for consulting fees, $0.02 million for non-cash stock-based compensation, compared to $0.55 million for salaries, compensation and benefits, $0.05 million for accounting and auditing, and $0.13 million for travel expenses, $0.11 million for consulting fees, and $0.19 million for office and miscellaneous for the same period in 2006.

The decrease in operating expenses of $0.16 million for the quarter ended March 31, 2007 as compared to the same period for the prior year was mainly due to a decrease of $0.39 million selling expenses which were offset by an increase of $0.17 million in general and administration expenses and $0.06 million in depreciation and amortization expenses.

Other Income / Expense  During the first quarter ended March 31, 2007, the Company recognized a net other expense of $0.78 million which represented primarily interest expense, including $0.47 million cash interest expense and $0.30 million non-cash accreted interest expense on the long term payable.   The other income for the quarter ended March 31, 2006 was $0.57 million which was mainly due to the sale of the European EPO project for $1 million.

Income from Continuing Operations  As a result of above, Dragon has an income from continuing operations of $0.85 million for the first quarter of 2007, representing a 21% increase as compared to $0.70 million for the same period in 2006.

Net Income. Dragon had a net income of $0.85 million for the quarter ended March 31, 2007 compared to a net income of $1.09 million for the same period in 2006 which included a $0.39 million after-tax income from discontinued operations.

Comprehensive Income. Dragon had foreign currency translation income of $0.37 million and $0.13 million as other comprehensive income for the quarters ended March 31, 2007 and 2006, respectively. The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Basic Net Income per Share. Dragon’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. Net income per share for the quarter ended March 31, 2007 was $0.01 per share and $0.02 for the quarter ended March 31, 2006. The weighted average number of shares outstanding was 62,878,004 during quarter ended March 31, 2007 and 2006, respectively. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors.  The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at March 31, 2007, the Company’s reserve fund is $2.69 million, 11.14% of the Company’s registered capital.

Liquidity and Capital Resources

As of March 31, 2007, Dragon had current liabilities of $38.74 million and current assets of $22.20 million, including cash and cash equivalents of $1.19 million and accounts receivable of $6.00 million. The working capital deficiency is mainly due to the fact that some long-term accounts payable and bank loans will become due within a year and therefore transferred from long-term liabilities to short-term liabilities.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. However, the Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.

As of March 31, 2007, Dragon had current liabilities of $38,736,410 as follows:

Accounts Payable		$ 5,802,797
Other Payables and Accrued Expenses		$14,841,105
Loans Payable-Short Term:
RMB 4.35 million loan payable to a bank, interest rate of 9.486% per annum, guaranteed by an unrelated third party, due April 2007	561,950
RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,075,470, due September 2007.	488,315
RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $1,480,464, due September 2007.	374,633
RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $2,801,011, due September 2007.	1,937,759
RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $11,220,798, due December 2007	6,756,321
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $12,795,503, due January 2008	2,583,679
RMB 25 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by land use right and buildings with a net book value of $7,466,871, due February 2008	3,229,599
RMB 1.7 million loan payable to a company, non-interest bearing and uncollateralized, due December 2007	223,041
Loans Payable – Short Term Subtotal		$16,155,297
Note Payable		$1,937,211
Total Current Liabilities		$38,736,410

The accounts payable were incurred as part of the normal course of business of Dragon while other payables and accrued expenses were incurred as part of the investment in establishing the Chemical Division in 2004 and investment in the EPO workshop and Freeze-dry Injectable workshop during 2005.

As of March 31, 2007, Dragon had outstanding short-term loans (less than one year term) and note payable totaling $18.09 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

As of March 31, 2007, Dragon had long-term liabilities of $9,142,494 as follows:

Long-term accounts payable	$2,037,377
Loan Payable – Long Term:
RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and buildings with a net book value of $9,189,072, due September 2008	7,105,117
Total Long-term Liabilities	$9,142,494

As of March 31, 2007, Dragon had long-term loans payables (one to two years) totaling approximately $7.11 million due September 2008, in addition to long-term accounts payable of $2.04 million which will become due during 2008. The long-term accounts payable, which are non-interest bearing, have been discounted at 6.5% and are carried in the financial statements at $3.62 million.

During the first quarter ended March 31, 2007, Dragon financed its operations and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  Dragon intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain payables to  certain vendors of Shanxi Weiqida into Dragon common stock.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Substantially all of our business is transacted in currencies other than the United States dollar. Our functional currency is the United States dollar. However, the functional currency of certain subsidiaries is their local currencies. As a result, we are subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to manage our foreign currency fluctuation risk.

We have approximately $7.1 million in long-term debt due September 2008. In the event that we refinance or seek renewal of this loan, we may be subject to interest rate risk. Management does not believe that inflation has had or will have a significant impact on the Company's results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

Item 4.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b)), and concluded that Dragon’s disclosure controls and procedures are effective to ensure that information required to be disclosed in Dragon’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including Dragon’s Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that Dragon’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by Dragon within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 1.A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: May 15, 2007	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: May 15, 2007	Garry Wong
Chief Financial Officer