Form 10-Q
period 2007-06-30
DRAGON PHARMACEUTICAL INC
filed 2007-08-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerate filer [   ]

Accelerated filer [   ]

Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act).            Yes [   ]    No  [X ]

Number of shares of common stock outstanding as of August 14, 2007:  66,374,507

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED) Expressed in US Dollars

(Basis of Presentation – Note 1)

ASSETS	Notes	June 30, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	17	$1,190,711	$1,078,536
Restricted cash	9,17	1,966,709	-
Accounts receivable, net of allowances	2	9,110,102	4,252,470
Inventories, net	3	10,344,032	11,219,909
Prepaid expenses		1,713,269	1,183,442
Due from related companies	10	488,405	192,300
Total Current Assets		24,813,228	17,926,657

PROPERTY AND EQUIPMENT, NET	4,8	65,375,754	62,681,205
OTHER ASSETS
Intangible assets, net	5	2,351,914	2,578,858
Investments -cost		13,115	12,792
Goodwill		965,000	965,000
Total Other Assets		3,330,029	3,556,650
TOTAL ASSETS		$93,519,011	$84,164,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$6,146,726	$5,709,796
Other payables and accrued liabilities	7	17,871,060	15,337,446
Loans payable – short-term	8	16,368,499	12,799,045
Notes payable	9	1,966,709	-
Due to related companies	10	144,120	299,673
Total Current Liabilities		42,497,114	34,145,960

LONG-TERM LIABILITIES
Long term accounts payable	11	1,595,219	4,049,862
Loans payable – long-term	8	7,213,304	7,035,497
Total Long-Term Liabilities		8,808,523	11,085,359
TOTAL LIABILITIES		51,305,637	45,231,319

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each Issued and outstanding: 62,878,004 common shares		62,878	62,878

Additional paid-in capital		34,431,535	33,411,788
Retained earnings		2,158,958	855,249
Reserves		2,693,426	2,693,426
Accumulated other comprehensive income		2,890,506	1,933,781
Due from stockholders		(23,929)	(23,929)
Total Stockholders’ Equity		42,213,374	38,933,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$93,519,011	$84,164,512

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	Note	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

SALES	12	$20,550,368	$13,889,515	37,878,068	27,044,339

COST OF SALES		16,572,422	11,494,794	29,837,823	22,020,242

GROSS PROFIT		3,977,946	2,394,721	8,040,245	5,024,097

OPERATING EXPENSES
Selling expense		624,795	616,286	1,108,332	1,494,424
General and administrative expenses		1,933,233	1,364,925	3,467,773	2,658,118
Depreciation and amortization		255,230	236,399	506,986	474,347
Total Operating Expenses		2,813,258	2,217,610	5,083,091	4,626,889

INCOME FROM OPERATIONS		1,164,688	177,111	2,957,154	397,208

OTHER INCOME (EXPENSE)
Interest expense		(677,919)	(939,059)	(1,442,956)	(1,835,639)
Other income	13	248,495	4,169	259,674	1,474,041
Other expense		(73,202)	-	(95,877)
Total other income (expense)		(502,626)	(934,890)	(1,279,159)	(361,598)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES		662,062	(757,779)	1,677,995	35,610
INCOME TAX EXPENSE		(208,405)	(109,677)	(374,286)	(143,320)

INCOME (LOSS) FROM CONTINUING OPERATIONS		453,657	(867,456)	1,303,709	(107,710)
INCOME FROM DISCONTINUED OPERATIONS	6	-	546,459	-	880,227

NET INCOME (LOSS)		453,657	(320,997)	1,303,709	772,517

OTHER COMPREHENSIVE INCOME
Foreign currency translation		589,044	115,433	956,725	245,553

COMPREHENSIVE INCOME (LOSS)		$1,042,701	$(205,564)	2,260,434	1,018,070

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

Earnings (Loss) per share - basic and diluted
- from continuing operations	$0.01	$(0.01)	0.02	0.00
- from discontinued operations	$-	$0.01	-	0.01
- net income (loss)	$0.01	$0.00	0.02	0.01

Weighted average number of shares outstanding during the period - basic	62,878,004	62,878,004	62,878,004	62,878,004
- diluted	62,878,004	62,878,004	62,878,004	62,878,004

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

Expressed in US Dollars

	Common Stock		Additional Paid-In	Retained		Accumulated other compre-	Due from
	Shares	Amount	Capital	Earnings	Reserves	hensive income	Stockholder	Total

Balance, December 31, 2006	62,878,004	$62,878	$33,411,788	$855,249	$2,693,426	$1,933,781	$(23,929)	$38,933,193

Comprehensive income
- foreign currency translation						956,725		956,725
Stock based compensation			1,019,747					1,019,747
Net income for the period				1,303,709				1,303,709

Balance, June 30, 2007	62,878,004	$62,878	$34,431,535	$2,158,958	$2,693,426	$2,890,506	$(23,929)	$42,213,374

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	2007	2006*
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$1,303,709	(107,710)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,934,580	2,723,547
Stock compensation expense	1,019,747	181,036
Accreted interest on long term payable	385,534	1,036,690
Gain on disposal of cell line (Note 13(A))	-	(1,000,000)
Loss on disposal of assets	41,344	-
Changes in operating assets and liabilities
Accounts receivable	(4,703,867)	(1,121,815)
Inventories	1,144,695	(132,484)
Prepaid expenses	(481,119)	(49,259)
Accounts payable	570,589	2,491,422
Amount due from related parties	(451,658)	(1,935)
Other payables and accrued expenses	(296,649)	2,313,860
Cash Provided by continuing operations	1,466,905	6,333,352
Cash Used in discontinued operations	-	(897,615)
Net Cash Provided By Operating Activities	1,466,905	5,435,737

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(3,998,663)	(2,559,356)
Proceeds on disposition of assets	-	514,854
Government grants received in advance	1,294,834	-
Cash Used in continuing operations	(2,703,829)	(2,044,502)
Cash used in discontinued operations	-	(18,054)
Net Cash Used In Investing Activities	(2,703,829)	(2,062,556)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder	-	5,003
Repayment of long-term account payable	(2,986,049)	-
Repayment of non-interest bearing demand loans	(173,249)	-
Proceeds from non-interest bearing demand loans	1,300,000	-
Proceeds from loans payable	6,422,375	-
Repayment of loans	(3,217,662)	(3,764,943)
Net Cash Provided by (Used In) Financing Activities	1,345,415	(3,759,940)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,684	33,371

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,175	(353,388)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,078,536	1,311,378

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,190,711	957,990

Cash paid during the period for interest expense, net of capitalized interest	$854,992	852,848
Cash paid during the period for income taxes	$249,402	251,481

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $25,877 and $81,473 during the six months ended June 30, 2007 and 2006, respectively.

*2006 Q2 Cash flow has been reclassified to reflect the results of discontinued operations. (See Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 1

BASIS OF PRESENTATION

(A) The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive income, stockholders’ equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2007, and the results of operations and cash flows for the interim periods ended June 30, 2007 and 2006.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $17,683,886 as at June 30, 2007. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

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

Subsequent to June 30, 2007, the Company issued 3,496,503 shares of restricted common stock upon conversion of US$1,500,000 non-interest bearing demand loans at US$0.429 per share.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

SFAS No. 151 was adopted by the Company beginning January 1 2006. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements during the three and six months ended June 30, 2007.

In July 2006, FASB issued Interpretation No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements during the current period.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 157 will have on the Company's consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact of SFAS 159 on its’ consolidated financial position or results of operation.

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Trade receivables	$9,030,175	$4,293,212
Other receivables	845,993	665,099
	9,876,168	4,958,311
Less: allowance for doubtful accounts	766,066	705,841

Accounts receivable, net	$9,110,102	$4,252,470

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

For the three and six months ended June 30, 2007, the Company recorded a provision for doubtful accounts of $24,168 and $52,229, respectively, in the Consolidated Statements of Operations compared to ($53,208) and $107,615 for the periods three and six months ended June 30, 2006.

NOTE 3

INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006

Raw materials	$4,945,289	$3,735,622
Work-in-progress	3,368,724	2,665,054
Finished goods	2,191,279	5,055,394
	10,505,292	11,456,070
Less: provision for obsolescence	161,260	236,161

	$10,344,032	$11,219,909

For the three and six months ended June 30, 2007, the Company recorded a provision for obsolete inventory and a recovery of the obsolescence provision of $1,039 and ($79,841) respectively, in the Consolidated Statements of Operations compared to a recovery of $206,517 and $582,090 for the three and six months ended June 30, 2006.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2007 and December 31, 2006:

	June 30, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Plant and equipment	$52,829,507	$13,210,704	$39,618,803
Land use rights and buildings	18,415,152	1,137,449	17,277,703
Motor vehicles	715,627	169,043	546,584
Furniture and office equipment	2,539,725	1,238,738	1,300,987
Leasehold improvements	9,355	4,725	4,630
Construction in progress	6,627,047	-	6,627,047
	$81,136,413	$15,760,659	$65,375,754

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

Depreciation expense for the six months ended June 30, 2007 and 2006 was $2,690,193 and $2,477,177, respectively. Depreciation expense for the three months ended June 30, 2007 and 2006 was $1,388,588 and $1,261,644, respectively. Land use rights, building and equipment with a net book value of $45.9 million are pledged as collateral for $22.8 million in loans payable (Note 8).

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

Production technology	$1,670,223	$1,670,223
Product licenses	666,724	663,847
Customer base	1,160,000	1,160,000

	3,496,947	3,494,070
Less: accumulated amortization	1,145,033	915,212

	$2,351,914	$2,578,858

Amortization expense for the six months ended June 30, 2007 and 2006 was $244,387 and $246,370, respectively. For the three months ended June 30, 2007 and 2006, amortization expense was $122,561 and $123,356, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 6

ASSETS HELD FOR SALE

The Company signed two agreements on June 29, 2006 agreeing (1) to dispose part of its formulation business (“Sales of Formulation Business”) and (2) to deliver international registration documentation and services on a related product (“Registration Documentation”), to an unrelated party to the Company.

With the Sales of Formulation Business agreement, the Company agreed to dispose of its formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese State Food and Drug Administration (“SFDA”), the entire related hospital direct sales team for the formulation business and related inventories, accounts receivable and accounts payable, (or collectively “Net Working Capital”). The Sales of Formulation Business became effective on July 1, 2006. According to the agreement, the buyer did not assume or have any responsibility for any obligation or liability in connection with any of the assets purchased arising prior to the completion of delivery of the assets purchased, including, any environmental liabilities or contamination which arise or result, directly or indirectly, from operation and use of any assets purchased.  The proceeds for this agreement was $ 13.32 million comprising $8.20 million in cash and the assumption of $5.12 million in long-term liabilities.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net sales	$4,937,253	$8,419,806
Cost of sales	3,295,048	5,177,434
Gross Profit	1,642,205	3,242,372
Operating and other expenses	1,040,008	2,196,014
Income before taxes	602,197	1,046,358
Income tax expense	(55,738)	(166,131)
Income from discontinued operation	$546,459	$880,227

NOTE 7

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006

Machinery and equipment payable	$8,214,624	$8,299,839
Non-interest bearing demand loans	3,413,755	2,037,736
Current portion of long term payables	1,362,382	1,403,915
Advance of Government grants *	1,311,510	-
Accrued expenses	1,682,637	1,187,937
Value added tax payables	355,434	93,659
Income taxes payable	433,256	319,250
Other taxes payable	751,507	986,234
Deposits received from customers	345,955	1,008,876
	$17,871,060	$15,337,446

* During the three months ended June 30, 2007, the Company received $1,311,510 (RMB10 million) of government grants relating to the construction of a water treatment facility. Upon receipt of final approval of the completed project, which is expected to be received prior to December 31, 2007, the amount of $1,311,510 will be reclassified to reduce the cost of the assets.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 8

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	June 30, 2007	December 31, 2006
RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment with a net book value of $ 9,587,611, due January 2007	-	2,558,363

RMB 4.35 million loan payable to a bank, interest rate of 9.486% per annum, guaranteed by an unrelated third party, due April 2007	-	556,444

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,594,853 , due September 2007	495,751	483,530

RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,535,006, due September 2007	380,338	370,963

RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $3,066,257, due September 2007	1,967,265	1,918,772

RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 10,669,512 , due December 2007	6,859,195	6,690,118

RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 9,194,767, due January 2008	2,623,020	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

RMB 25 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by land use right and buildings with a net book value of $ 7,550,448, due February 2008	3,278,775	-

RMB 4.1 million loan payable to a bank, interest rate of 7.938% per annum, guaranteed by an unrelated third party, due October 2007	537,718	-

RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and building with a net book value of $10,269,849, due September, 2008	7,213,304	7,035,497

RMB 1.7 million loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	226,437	220,855

	23,581,803	19,834,542
Less current maturities	16,368,499	12,799,045

	$7,213,304	$7,035,497

Maturities are as follows:

Fiscal year ended December 31,
2007 (remainder)	$10,466,704
2008	13,115,099
$23,581,803

NOTE 9

NOTES PAYABLE

The Company has a banking facility whereby the bank has issued several non-interest bearing notes payable to a vendor totalling $1,966,709 (RMB 14,995,760) as at June 30, 2007. These notes are collateralized by $1,966,709 bank deposits that may only be used to repay the notes.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 10

DUE FROM/TO RELATED PARTIES

The amounts due from /to related parties at June 30, 2007 and December 31, 2006 are unsecured and non-interest bearing:

	June 30, 2007	December 31, 2006
a. Due from related companies
Due from a company whose director is also a stockholder and director of the Company (see Note 16)	$488,405	$192,300
Less: current maturities	488,405	192,300
	$-	$-
b. Due to related companies
Due to a company whose director is also a stockholder and director of the Company	$144,120	$299,527
Due to a company owned by a stockholder and director	-	146
	144,120	299,673
Less: current maturities	144,120	299,673
	$-	$-

NOTE 11

LONG TERM ACCOUNTS PAYABLE

	June 30, 2007	December 31, 2006

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
2007 (remainder)	$1,377,180	$1,458,457
2008	1,717,309	4,509,707
	3,094,489	5,968,164
Less: debt discount	136,888	514,387
	2,957,601	5,453,777
Less current maturities included in other payables and accrued liabilities (note 7)	1,362,382	1,403,915
	$1,595,219	$4,049,862

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

The Company accreted interest of $88,525 and $385,534 during the three and six months ended June 30, 2007 compared to $528,398 and $1,036,690 during the three and six months ended June 30, 2006.

NOTE 12

SEGMENTS

The Company operates in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces generic drugs with a focus on cephalosporin antibiotics and freeze-dry injectables.  The Chemical Division produces certain bulk intermediate or ingredient to sell to other pharmaceutical companies for further processing and formulation into finished products.  The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell.  The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s consolidated financial statement for the year ended December 31, 2006.  The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 17). Sales relating to the Chemical Division’s 7-ACA product represented approximately 74% and 73% of the division’s sales for the three and six months ended June 30, 2007 respectively (76% and 74% for the three and six months ended June 30, 2006 respectively). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segments information for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006.

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
Three months ended June 30, 2007
Sales	$16,311,057	$3,666,240	$573,071	$20,550,368
Gross profit	3,870,928	(326,211)	433,229	3,977,946
Depreciation and amortization	1,268,197	22,033	187,919	1,478,149
Additions to long-lived assets	1,994,589	2,555	119,100	2,116,244

Six months ended June 30, 2007
Sales	$31,340,334	$5,539,415	$998,319	$37,878,068
Gross profit	7,646,140	(352,629)	746,734	8,040,245
Depreciation and amortization	2,521,956	54,748	357,876	2,934,580
Additions to long-lived assets	3,798,737	3,055	139,128	3,940,920

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

As at June 30, 2007
Total assets	$70,372,098	$13,810,901	$9,336,012	$93,519,011
Goodwill	-	-	965,000	965,000
Intangible assets	104,494	-	2,247,420	2,351,914

2006*
Three months ended June 30, 2006
Sales	$ 11,922,615	$1,568,592	$398,308	$13,889,515
Gross profit	2,430,686	(231,165)	195,200	2,394,721
Depreciation and amortization	1,205,108	-	179,892	1,385,000
Additions to long-lived assets	1,167,706	-	53,518	1,221,224

Six months ended June 30, 2006
Sales	$23,397,992	$2,650,284	$996,063	$27,044,339
Gross profit	4,649,562	(253,124)	627,659	5,024,097
Depreciation and amortization	2,372,813	2,426	348,308	2,723,547
Additions to long-lived assets	2,493,185	-	66,171	2,559,356

As at December 31, 2006
Total assets	$68,517,389	$8,138,858	$7,508,265	$84,164,512
Goodwill	-	-	965,000	965,000
Intangible assets	107,835	-	2,471,023	2,578,858

* 2006 segment information has been restated to exclude the results of the discontinued operations. (see Note 6).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

NOTE 13

OTHER INCOME

(A) Cell Line Development

The Company had contracted with a European institute of biotechnology to develop a proprietary cell line and production process technology for the Company to enter the European market.   In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market. The cell line was sold to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction. The cell line had a carrying value of $0 and was sold for $1 million, resulting in a gain of $1 million.

(B) Government grants

During the three and six months ended June 30, 2007, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received, non refundable grants of $115,758 from the government of China for bringing in investment and new technology to Datong city, Shanxi, Province, China.

NOTE 14

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $ 117,915 and $65,782 for the three months ended June 30, 2007 and 2006, respectively, and $ 226,850   and $129,681 for the six months ended June 30, 2007 and 2006, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,596,789 (RMB19.8 million) due on July 9, 2007.  Interest on the loan is charged at 9.945% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. The loan was renewed with the principal amount of $2,465,638 (RMB18.8million), bearing  interest at  9.576%.  Such loan is due on July 8, 2008. The company agreed to continue to provide the guarantee on the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,603,157 (RMB 19.85million). The Company provided the guarantees to the supplier to maintain a good business relationship.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,623,020 (RMB20 million) due on September 26, 2007 and $3,934,529 (RMB30 million) due on October 27, 2007.   Interest is charged at the bank’s base rate plus 5.9475%.  The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,671,453 (RMB 52.12 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of June 30, 2007, the Company has contributed $1,098,683 of the registered capital requirement and has registered capital commitments of $3,901,317.

(D) Operating Leases

The Company has entered into an operating lease agreement for its administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$62,600 to US$66,500) per annum until March 31, 2011. The Company had subleased its previous office space which was leased until March 31, 2007. The total minimum payments required under both leases are as follows:

2007 (remainder)	$ 36,037
2008	$ 64,380
2009	$ 66,500
2010	$ 66,500
Thereafter	$ 16,570
$ 249,987

The rent expense for the three and six months ended June 30, 2007 was $16,802 and $42,950 respectively (net of nil and $40,965 sublease income respectively). For the three and six months ended June 30, 2006, the rent expenses was $74,733 and $124,618 respectively (net of $128,188 and $128,188 sublease income respectively).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

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

During the year ended December 31, 2006 the Company appropriated reserves of $838,762 and staff welfare fund of $6,989 based upon the year’s net income after tax.

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years.

During the three months ended June 30, 2007, the Company granted options to its directors and employees to purchase 4,760,000 shares at an exercise price of $0.51 (being the market price at the time) expiring on May 16, 2010. Of this grant, options to purchase 3,960,000 shares vested immediately with 400,000 options vesting on each of May 16, 2008, and May 16, 2009.

The Company did not grant any options during the year ended December 31, 2006.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

The following table summarizes stock option information for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	5,312,500	$ 0.91
Granted	4,760,000	$ 0.51
Expired	(97,500)	$ 1.17
Options outstanding at June 30, 2007	9,975,000	$ 0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.68 - $0.74	8,155,000	2.95	$0.60	7,155,000	2.95	$0.61
$1.18 - $1.70	1,820,000	2.54	$1.18	1,820,000	2.54	$1.18
	9,975,000	2.88	$0.71	8,975,000	2.87	$0.73

The Company recorded stock based compensation expense of $998,291 and $1,019,747 for the three and six months periods ended June 30, 2007 ($90,518 and $181,036 for the three and six months ended June 30, 2006) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the three months ended June 30, 2007 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility-67.23%; risk-free rate -4.58%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. There were no options granted during the three months ended March 31, 2007 or during the six months ended June 30, 2006. The estimated fair value of the option granted during the three months ended June 30, 2007 was $0.25 per share. The fair value of the options is being expensed on a straight line basis over the vesting period of the options.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of June 30, 2007 there was no intrinsic value to the Company’s stock options exercisable or outstanding as none of the options were in-the-money. The estimated fair value of stock options vested during the period ended June 30, 2007 and 2006 was $964,656 and $276,252. As of June 30, 2007, there was approximately $182,700 of compensation expense to be recognized over the next two years.

NOTE 16

RELATED PARTY TRANSACTIONS

In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market, to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction for $1 million. (See Note 13)

As discussed in Note 6, on July 1, 2006, the Company disposed its formulation business to an unrelated party (“the Party”). Subsequent to the transaction, one of the Company’s stockholders and directors became a director of the Party. During the three and six months ended June 30, 2007, the Company supplied certain raw materials to the Party for which the Company charged $250,938 and $664,855 respectively, and also used the Party as a contract manufacturer of certain Pharma Division products for which the Party charged $33,225 and $222,142 respectively. As at June 30, 2007, the Company had a net balance of $344,285 due from the Party (see Note 10). The transactions are recorded at exchange amounts agreed to by the related parties.

NOTE 17

CONCENTRATIONS AND RISKS

67% and 59% of the Company’s revenues for the six months ended June 30, 2007 and 2006,respectively, were derived from customers located in China. For the three months ended June30, 2007 and 2006, 69% and 63% of the Company’s revenues, respectively, were derived from customers located in China. The Company had sales of $10,830,592 in the Chemical Divisions to customers in India, representing 28.6% of the Company’s revenues for the six months ended June 30, 2007; while the Company had sales of $8,835,704 in the Chemical Division to customers in India, representing 23.33% of the Company’s revenues for the six months ended June 30, 2006. Substantially all of the Company’s assets at June 30, 2007 and 2006 were located in China.

Sales to the Company’s five largest customers accounted for approximately 53.55% and 66% of the Company’s sales for the six months ended June 30, 2007 and 2006, respectively; while sales to the Company’s largest customer accounted for approximately 23.33% and 31%, respectively. Amounts owing from one customer represented 14.54% of the Company’s trade and other receivables at June 30, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED) Expressed in US Dollars

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 8.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  At June 30, 2007, US$3,157,420 of the cash and cash equivalents and restricted cash (December 31, 2006:  US$1,014,362) is held in Renminbi.

NOTE 18

COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

NOTE 19

SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Company issued 3,496,503 shares of restricted common stock upon conversion of US$1,500,000 non-interest bearing demand loans at US$0.429 per share.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the three months and six months ended June 30, 2007 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

As used in this report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

Dragon is  a diversified pharmaceutical company with three key business units consisting of a  Chemical Division for manufacturing bulk active pharmaceutical ingredient (API) and pharmaceutical intermediates, a Pharma Division for manufacturing formulated generic drugs with a focus on Cephalosporin antibiotics and freeze-dry injectables, and a Biotech Division for manufacturing biologics, currently Erythropoietin or EPO.

The Company currently has four production facilities in Datong, China, including three GMP production facilities certified by Chinese State Food and Drug Administration ("SFDA"): one pharmaceutical facility with a capacity of producing freeze-dry injectables, one biotech facility producing Erythropoietin injectables and one chemical facility producing bulk Clavulanic Acid.  The fourth facility produces bulk 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and no GMP is required for the production facility. The Company now has 47 drugs approved by the Chinese SFDA of which the Pharma division products are sold only in the Chinese markets while products from the Chemical and Biotech divisions are sold in both Chinese and selected international markets.

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

Business Segments

The Company operates three key business units consisting of a Chemical Division for bulk pharmaceutical API and intermediates such as Clavulanic acid and 7-ACA, a Pharma Division for formulated drugs with a focus of Cephalosporin antibiotics and freeze-dry injectables, and a Biotech Division for biologics products, currently Erythropoietin or EPO.

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

Significant accounting policies are described in Note 1 to the Consolidated Financial Statements contained in this report and in Note 1 to the Dragon’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  Certain of these significant accounting policies are considered to be critical accounting policies which include: stock based compensation and impairment of long-lived assets and goodwill and intangible assets.

Stock-based Compensation

Stock-based compensation expense, which is a non-cash charge, results in part from estimating the fair value of employee stock options granted using the Black-Scholes option pricing model. The exercise price for option grants are based on the market value of the Company’s common shares. The Company accounts for employee stock options in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment, a revision of SFAS 123. The Black-Scholes option pricing model requires the input of the fair value of the Company’s stock at the date of grant of the stock options as well as the input of several subjective assumptions including: the expected life of the option, the expected volatility at the time of the options are granted, and the expected forfeiture rate at the time the options were granted.  Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of employee stock options. Also, the accounting estimate of stock-based compensation expense is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations.

Long-lived Assets

The Company periodically evaluates its long-lived assets for potential impairment under SFAS 144, Accounting for the Impairment of Disposal of Long-lived Assets. The Company performs these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS 144 have been met, the Company charges impairments of the long-lived assets to operations.

Impairment of Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles,  the Company is required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. While the Company uses available information to prepare the estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact the Company’s future reported results.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact of SFAS 159 on its consolidated financial positions and results of operation.

Results of Operations for the Quarter Ended June 30, 2007 and 2006

Revenues

Sales for the quarter ended June 30, 2007 increased 48% to $20.55 million from $13.89 million for the same period in 2006.  $14.27 million or approximately 69% of the sales for the quarter ended June 30, 2007 were generated from the sales of products in the Chinese market, and the remaining $6.28 million or approximately 31% were generated from the sales of products in the international markets (outside of China). 63% of the sales for the quarter ended June 30, 2006 were generated from the sale of products in the Chinese market while the remaining 37% of the sales were generated in the international market outside of China.  In the quarter ended June 30, 2007, $3.67 million or approximately 18% of the sales were from the Pharma Division, $16.31 million or 79% of sales were from the Chemical Division, and $0.57 million or 3% of sales were from the Biotech Division. For the same period in 2006, 11% of sales were from the Pharma Division, 86% of sales were from the Chemical Division, and 3% of sales were from the Biotech Division. The increase in sales for the quarter ended June 30, 2007 as compared to the prior year was due to increase in sales from all 3 divisions. Pharma Division, Chemical Division and Biotech Division experienced a year-over-year growth rate of 134%, 37% and 44% respectively.

Cost of sales for the quarter ended June 30, 2007 was $16.57 million compared to $11.49 million for the same period of 2006.  The cost of sales is attributed to the production costs of products. The increase in the cost of sales was mainly due to the increase in production and sales of products from the Chemical and Pharma Divisions.  Gross profit and gross margin for the quarter ended June 30, 2007 were $3.98 million and 19.36% compared to $2.39 million and 17.24% for the same period of 2006.  The increase in gross margin was mainly due to an improved margin of all three divisions especially the Chemical Division as a result of an increase in production level and hence, better utilization of the production facilities.

Sales for the six months ended June 30, 2007 increased 40% to $37.88 million from $27.04 million for the same period in 2006.   $25.43 million, or 67% of the sales for the first six months of 2007 were generated from the sales of products in the Chinese market, and the remaining $12.45 million or 33% were generated from the sales of products in the international markets.  Comparatively, $15.97 million, or 59% of the sales for the first half of 2006 were generated from the sales of products in the Chinese market, and the remaining 41% were generated from the sales of products in international markets.

In the first half of 2007, $5.54 million, or 15% of the sales, were from the Pharma Division, $31.34 million, or 82% of sales were from the Chemical Division and $1.00 million, or 3% of sales, were from the Biotech Division. For the same period in 2006, 10% of sales were from the Pharma Division, 87% of sales were from the Chemical Division and 3% of sales were from the Biotech Division. The increase in sales during the six months ended June 30, 2007 as compared to the same period for the prior year was primarily due to increases in sales from the Pharma Division (with a year-over-year growth rate of 109%) and the Chemical Division, especially 7-ACA in the Chinese market (with a year-over-year growth rate of 68%) and Clavulanic Acid in the international market ( with a year-over-year growth rate of 65%).

Cost of sales for the six months ended June 30, 2007 was $29.84 million compared to $22.02 million for the six months ended June 30, 2006. Gross profit and gross margin for the six months ended June 30, 2007 were $8.04 million and 21.23% compared to $5.02 million and 18.58% for the same period of 2006.  The increase in gross margin was mainly due to an improved margin for the Chemical division especially for 7-ACA products.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are organized under three business divisions:  the Chemical Division, the Pharma Division and the Biotech Division.

Chemical Division

The Chemical Division’s revenues for the quarter ended June 30, 2007 were $16.31 million, representing a 37% increase from the revenues of $11.92 million during the same period in 2006.  Such increase in revenues was attributed by both 7-ACA and Clavulanic Acid, which had a year-over-year growth rate of 35% and 44% respectively.  The Division had a year-over-year growth rate of 47% and 23% in the Chinese and international markets respectively, out of which Clavulanic Acid and 7-ACA experienced 42% and 75% year-over-year growth in the Chinese market.

The Chemical Division’s gross margin for the quarter ended June 30, 2007 was 23.73% compared to 20.39% for the quarter ended June 30, 2006.  The increase in gross margin reflected the lowering of per unit production costs as the production level continued to increase.

Pharma Division

The Pharma Division’s revenues for the quarter ended June 30, 2007 were $3.67 million, accounting for 18% of the total revenues of the Company.  Comparatively, Pharma Division’s revenues were $1.57 million for the same period in 2006, contributing 11% of the total revenues of the Company.  The 134% increase in revenues of the Pharma division during the second quarter of 2007 as compared to the same period in 2006 was mainly due to the continued growth in terms of sales quantity in the Chinese market.

The overall gross margin for the Pharma Division for the quarter ended June 30, 2007 was -8.90% as compared to -14.74% for the same period of 2006.  The increase in the gross margins was due to the improvement of per unit production costs.

Biotech Division

The Biotech Division’s revenues for the quarter ended June 30, 2007 were $0.57 million representing 3% of the Company’s revenues for the year.  Comparatively, Biotech Division’s revenues were $0.40 million for the same period in 2006, contributing 3% of the total revenues of the Company.  Gross margin for the quarter ended June 30, 2007 was at 75.60% as compared to 49.01% for the same period of 2006.  The increase in revenues and gross margin for the second quarter of 2007 as compared to the same period of 2006 was mainly due to the fact that the Datong production facility for EPO was at the initial phase of production last year which had slightly lower production output for sales as well as slightly higher production cost.

Expenses

Total operating expenses were $2.81 million for the quarter ended June 30, 2007. The major category of operating expenses was general and administration expenses of $1.93 million, selling expense of $0.62 million, and depreciation and amortization expenses of $0.25 million.  Total operating expenses were $2.22 million for the quarter ended June 30, 2006 with the major expenses being general and administration expenses of $1.36 million, selling expense of $0.62 million, and depreciation and amortization expenses of $0.24 million.  During the second quarter ended June 30, 2007, the general and administration expenses included $1.00 million for non-cash stock based compensation, $0.46 million for salaries and benefits, $0.35 million for accounting and auditing, compared to $0.09 million for non-cash stock based compensation, $0.33 million for salaries and benefits, $0.26 million for accounting and auditing for the same period in 2006.  The increase in operating expenses of $0.60 million for the quarter ended June 30, 2007 as compared to the same period for the prior year was mainly due to an increase in non-cash stock based compensation expenses.

Total operating expenses were $5.08 million for the six months ended June 30, 2007 compared to $4.63 million for the same period in 2006.  The major category of operating expenses for the six months ended June 30, 2007 was General and Administration expenses which included $1.02 million for non-cash stock based compensation expenses, $0.83 million for salaries and benefits, $0.58 million for accounting and auditing expenses, $0.20 million for travel expenses, $0.16 million office expenses and $0.15 million for consulting expenses compared to $0.18 million for non-cash stock based compensation expenses, $0.80 million for salaries and benefits,  $0.31 million for accounting and auditing expenses, $0.23 million for travel expenses, $0.31 million for office expenses and $0.14 million for consulting expenses for the first six months of 2006.  Operating expenses for the six month ended June 30, 2007 also included selling expense of $1.11 million and depreciation and amortization of $0.51 million.  The increase in operating expenses of $0.46 million for the six months ended June 30, 2007 as compared to the same period for the prior year reflected mainly the increase in non-cash stock based compensation and accounting and audit expenses.

Other Income / Expense

 During the second quarter ended June 30, 2007, the Company recognized a net other expense of $0.50 million which represented primarily interest expense, including $0.59 million cash interest expense and $0.09 million non-cash accreted interest expense on the long term payable.

Income / (Loss) from Continuing Operations

The Company has an income from continuing operations of $0.45 million (net of $1.00 million non-cash stock based compensation expense) for the second quarter of 2007 as compared to a loss from continuing operations of $0.87 million (net of $0.09 million non-cash stock based compensation expense) for the same period in 2006.

For the six month period ended June 30, 2007, the Company has an income from continuing operations of $ 1.30 million (net of $1.02 million non-cash stock based compensation expense) compared to a loss from continuing operations of $0.11 million (net of $0.18 million non-cash stock based compensation expense) for the same period of 2006.

Net Income

The Company had a net income of $0.45 million for the quarter ended June 30, 2007 compared to a net loss of $0.32 million for the same period in 2006 which included a net loss of $0.87 million from continuing operations and a $0.55 million after-tax income from discontinued operations.  The net income for the second quarter of 2007 was net of a non-cash stock based compensation expense of $1.00 million while the net income for the same period in 2006 was net of $0.09 million as the non-cash stock based compensation expense.

For the six month period ended June 30, 2007, Dragon has a net income of $ 1.30 million compared to a net income of $0.77 million for the same period of 2006 which included $0.11 million net loss from continuing operations and an after-tax income from discontinued operations of $0.88 million. The net income for the six month period ended June 30, 2007 was net of a non-cash stock based compensation expense of $1.02 million while the net income for the same period in 2006 was net of $0.18 million as the non-cash stock based compensation expense.

Comprehensive Income

The Company had a comprehensive income of $1.04 million (including a currency translation income of $0.59 million) and a comprehensive loss of $0.21 million (net of a currency translation income of $0.12 million) for the quarters ended June 30, 2007 and 2006, respectively. The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Basic Net Income per Share

 Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period.  Net income per share from continuing operations for the quarter ended June 30, 2007 was $0.01 per share and ($0.01) for the quarter ended June 30, 2006.  Net income per share for the quarter ended June 30, 2007 was $0.01 per share as compared to $0.00 for the quarter ended June 30, 2006 which included $0.01 per share net income from discontinued operations.   The weighted average number of shares outstanding was 62,878,004 for the quarter ended June 30, 2007 and 2006, respectively. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors.  The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at June 30, 2007, the Company’s reserve fund is $2.69 million, 11.14% of the Company’s registered capital.

Liquidity and Capital Resources

As of June 30, 2007, the Company had current liabilities of $42.5 million and current assets of $24.81 million, including cash and cash equivalents of $1.19 million, restricted cash of $1.97 million and accounts receivable of $9.1 million. The working capital deficiency is mainly due to the fact that some long-term accounts payable and bank loans will become due within a year and therefore transferred from long-term liabilities to short-term liabilities.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.  To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. However, the Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.  (See below for private placement subsequent to June 30, 2007.)

As of June 30, 2007, Dragon had current liabilities of $42,497,114 as follows:

Accounts Payable		$ 6,146,726
Other Payables and Accrued Expenses		$17,871,060
Loans Payable-Short Term:
RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,594,853 , due September 2007	$495,751
RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,535,006, due September 2007	$380,338
RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $3,066,257, due September 2007	$1,967,265
RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 10,669,512 , due December 2007	$6,859,195
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 9,194,767, due January 2008	$2,623,020
RMB 25 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by land use right and buildings with a net book value of $ 7,550,448, due February 2008	$3,278,775
RMB 4.1 million loan payable to a bank, interest rate of 7.938% per annum, guaranteed by an unrelated third party, due October 2007	$537,719
RMB 1.7 million loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	226,437
Loans Payable – Short Term Subtotal		$16,368,499
Note Payable		$1,966,709
Due to related companies		$144,120
Total Current Liabilities		$42,497,114

As of June 30, 2007, the Company had outstanding short-term loans (less than one year term) and note payable totaling $18.33 million. The Company believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

As of June 30, 2007, the Company had long-term liabilities of $8,808,523 as follows:

Long-term accounts payable	$1,595,219
Loan Payable – Long Term:
RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and building with a net book value of $10,269,849 due September, 2008	7,213,304
Total Long-term Liabilities	$8,808,523

As of June 30, 2007, the Company had a long-term loan payable of $7.21 million due September 2008, in addition to long-term portion of accounts payable of $1.60 million which will become due during 2008. The long-term portion of accounts payable, which are non-interest bearing, have been discounted at 6.5% and are carried in the financial statements at $1.60 million.

During the second quarter ended June 30, 2007, the Company financed its operations and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  The Company intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain payables to certain vendors of Shanxi Weiqida into the Company’s common stock.

Subsequent to June 30, 2007, the Company issued 3,496,503 shares of restricted common stock upon conversion of US$1,500,000 non-interest bearing demand loans at US$0.429 per share.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Substantially all of our business is transacted in currencies other than the United States dollar. The Company’s functional currency is the United States dollar. However, the functional currency of certain subsidiaries is their local currencies. As a result, the Company is subject to exposure from movements in foreign currency exchange rates. The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure to manage its foreign currency fluctuation risk.

The Company has approximately $7.21 million in long-term debt due in September 2008.  In the event that the Company refinances or seeks renewal of this loan, the Company may be subject to interest rate risk.  Management does not believe that inflation has had or will have a significant impact on the Company's results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: August 14, 2007	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: August 14, 2007	Garry Wong
Chief Financial Officer