Form 10-Q
period 2007-09-30
DRAGON PHARMACEUTICAL INC
filed 2007-11-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerate filer [   ]

Accelerated filer [   ]

Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act).          Yes [   ]    No  [X ]

Number of shares of common stock outstanding as of September 30, 2007:  66,374,507

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(UNAUDITED) Expressed in Thousands ($'000) of US Dollars Except Share Outstanding
(Basis of Presentation – Note 1)

ASSETS	Notes	September 30, 2007	December 31, 2006
		($'000)	($'000)
CURRENT ASSETS
Cash and cash equivalents	17	$3,180	$1,079
Accounts receivable, net of allowances	2	6,479	3,865
Inventories, net	3	11,043	10,926
Prepaid expenses		3,118	1,183
Due from related companies	10	734	192
Other current assets	7	6,391	-
Assets held for sale	6	2,820	682
Total Current Assets		33,765	17,927

PROPERTY AND EQUIPMENT, NET	4,9	65,823	61,187
OTHER ASSETS
Intangible assets, net	5	138	2,579
Investments - cost		14	13
Goodwill		-	965
Assets held for sale	6	-	1,494
Total Other Assets		152	5,051
TOTAL ASSETS		$99,740	$84,165

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable		$4,755	$5,511
Other payables and accrued liabilities	8	16,405	14,368
Loans payable – short-term	9	12,382	12,799
Due to related companies	10	120	300
Liabilities related to assets held for sale	6	757	1,169
Total Current Liabilities		34,419	34,147

LONG-TERM LIABILITIES
Long term accounts payable	11	29	4,050
Loans payable – long-term	9	22,561	7,035
Total Long-Term Liabilities		22,590	11,085
TOTAL LIABILITIES		57,009	45,232

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each common shares issued and outstanding
2007: 66,374,507 2006: 62,878,004		66	63
Additional paid-in capital		35,953	33,412
Retained earnings		552	855
Reserves		2,693	2,693
Accumulated other comprehensive income		3,491	1,934
Due from stockholders		(24)	(24)
Total Stockholders’ Equity		42,731	38,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	14	$99,740	$84,165

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000) EXCEPT SHARE
OUTSTANDING AND PER SHARE DATA

		Three	Three	Nine	Nine
		Months	Months	Months	Months
		Ended	Ended	Ended	Ended
		September	September	September	September
	Note	30,2007	30,2006	30, 2007	30, 2006
		($ '000)	($ '000)	($'000)	($'000)
SALES	12	$23,101	$11,411	$59,981	$37,459

COST OF SALES		18,789	10,683	48,376	32,335

GROSS PROFIT		4,312	728	11,605	5,124

OPERATING EXPENSES
Selling expense		1,083	133	2,024	1,262
General and administrative expenses		1,784	1,007	5,221	3,557
Depreciation and amortization		134	118	431	264
Total Operating Expenses		3,001	1,258	7,676	5,083

INCOME / (LOSS) FROM
OPERATIONS		1,311	(530)	3,929	41

OTHER INCOME / (EXPENSE)
Interest expense		(545)	(495)	(1,869)	(2,313)
Other income	13,14(A)	624	60	884	1,532
Other expense		(301)	(34)	(393)	(41)
Total other income / (expense)		(222)	(469)	(1,378)	(822)

INCOME (LOSS) FROM
CONTINUING OPERATIONS
BEFORE TAXES		1,089	(999)	2,551	(781)
INCOME TAX (EXPENSE) /
RECOVERY		(124)	27	(435)	(78)
INCOME / (LOSS) FROM
CONTINUING OPERATIONS		965	(972)	2,116	(859)
INCOME / (LOSS) FROM
DISCONTINUED OPERATIONS
Formulation business	6(B)	-	4,063	-	4,945
Biotech division	6(A)	(2,571)	(97)	(2,419)	(318)
		(2,571)	3,966	(2,419)	4,627
NET INCOME / (LOSS)		(1,606)	2,994	(303)	3,768

OTHER COMPREHENSIVE INCOME
Foreign currency translation		600	404	1,557	650

COMPREHENSIVE INCOME / (LOSS)		$(1,006)	$3,398	$1,253	$4,418

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000) EXCEPT SHARE
OUTSTANDING AND PER SHARE DATA

Earnings / (Loss) per share - basic and
diluted
- from continuing operations	$0.01	$(0.02)	0.03	(0.01)
- from discontinued operations	$(0.04)	$0.06	(0.04)	0.07
- net income / (loss)	$(0.03)	$0.05	(0.01)	0.06

Weighted average number of shares
outstanding during the period
- basic	66,374,507	62,878,004	64,056,313	62,878,004

- diluted	66,374,507	62,878,004	64,056,313	62,878,004

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000) EXCEPT SHARE OUTSTANDING

			Additional			Accumulated
	Common Stock		Paid-In	Retained		other compre-	Due from
						hensive
	Shares	Amount	Capital	Earnings	Reserves	income	Stockholder	Total
		($'000)	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)
Balance, December 31, 2006	62,878,004	$63	$33,412	$855	$2,693	$1,934	$(24)	$38,933
Common shares issued	3,496,503	3	1,497					1,500
Comprehensive income
- foreign currency translation						1,557		1,557
Stock based compensation			1,044					1,044
Net loss for the period				(303)				(303)

Balance, September 30, 2007	66,374,507	$66	$35,953	$552	$2,693	$3,491	$(24)	$42,731

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

	2007	2006*
	($'000)	($'000)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income / (loss) from continuing operations	$2,116	(859)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,402	3,679
Stock compensation expense	1,044	272
Accreted interest on long term payable	429	1,209
Gain on disposal of cell line (Note 13(A))	-	(1,000)
Loss on disposal of assets	240	-
Changes in operating assets and liabilities
Accounts receivable	(2,332)	1,930
Inventories	1,160	3,609
Prepaid expenses	(1,790)	479
Accounts payable	32	(2,164)
Other current assets	(3,259)	-
Amount due from related parties	(566)	(61)
Other payables and accrued expenses	1,317	(7,953)
Cash provided by (used in) continuing operations	2,793	(859)
Cash used in discontinued operations	(710)	(369)
Net Cash provided by (used in) Operating Activities	2,083	(1,228)

CASH FLOWS FROM / (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(5,224)	(290)
Proceeds on disposition of assets	1,503	-
Government grants received in advance	1,302	-
Deposit for land and constructions	(2,999)	-
Cash used in continuing operations	(5,418)	(290)
Cash provided by / (used in) discontinued operations	(249)	5,038
Net Cash provided by / (used in) Investing Activities	(5,667)	4,748

CASH FLOWS FROM / (USED IN) FINANCING ACTIVITIES:
Due from stockholder	-	5
Repayment of long-term account payable	(3,550)	-
Repayment of non-interest bearing demand loans	(1,481)	-
Proceeds from non-interest bearing demand loans	-	4,244
Proceeds from loans payable	21,445	-
Repayment of loans	(11,948)	(8,019)

Proceed from common shares issued	1,300	-
Net Cash provided by (used In) Financing Activities	5,766	(3,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(81)	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,101	(181)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,079	1,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,180	1,130

Cash paid during the period for interest expense, net of capitalized interest	$1,440	852
Cash paid during the period for income taxes	$521	251

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $26,000 and $107,000 during the nine months ended September 30, 2007 and 2006, respectively.

* Cash flow for the nine months ended September 30, 2006 was reclassified to reflect the results of discontinued operations. (See Note 6)

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

NOTE 1      BASIS OF PRESENTATION

(A) The accompanying unaudited interim consolidated balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflect all adjustments, consisting of normal recurring adjustments and other adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Dragon Pharmaceutical Inc. ("the Company"), at September 30, 2007, and the results of operations and cash flows for the interim periods ended September 30, 2007 and 2006.

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $654,000 as at September 30, 2007. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.

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

(B)   In July 2006, FASB issued Interpretation No. 48 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS Statement No. 109, "Accounting for Income Taxes" This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements during the current period.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 159 will have on the Company's consolidated financial position or results of operations.

NOTE 2      ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	($'000)	($'000)

Trade receivables	$5,289	$3,905
Other receivables	1,890	666
	7,179	4,571
Less: allowance for doubtful accounts	(700)	(706)

Accounts receivable, net	$6,479	$3,865

For the three and nine months ended September 30, 2007, the Company recorded a provision (recovery) for doubtful accounts of ($29,000) and $23,000 respectively, in the Consolidated Statements of Operations compared to a recovery of ($7,000) and a provision of $99,000 for doubtful accounts for the three and nine months ended September 30, 2006.

NOTE 3      INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	($'000)	($'000)

Raw materials	$4,813	$3,633
Work-in-progress	4,602	2,474
Finished goods	1,766	5,055
	11,181	11,162
Less: provision for obsolescence	(138)	(236)

	$11,043	$10,926

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

For the three and nine months ended September 30, 2007, the Company recorded a recovery of the obsolescence provision of ($25,000) and ($105,000) respectively, in the Consolidated Statements of Operations compared to a provision (recovery) of $468,000 and ($114,000) for the three and nine months ended September 30, 2006.

NOTE 4      PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2007 and December 31, 2006:

	September 30, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	($'000)	($'000)	($'000)
Plant and equipment	$51,110	$13,904	$37,206
Land use rights and buildings	17,013	1,011	16,002
Motor vehicles	736	204	532
Furniture and office equipment	2,552	1,349	1,203
Construction in progress	10,880	-	10,880
	$82,291	$16,468	$65,823

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
	($'000)	($'000)	($'000)
Plant and equipment	$44,850	$10,171	$34,679
Land use rights and buildings	17,203	783	16,420
Motor vehicles	659	124	535
Furniture and office equipment	2,296	1,022	1,274
Construction in progress	8,279	-	8,279
	$73,287	$12,100	$61,187

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $4,393,000 and $3,673,000, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 was $1,822,000 and $1,301,000, respectively. Building and equipment with a net book value of $30 million are pledged as collateral for $11.8 million in loans payable (Note 9).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

NOTE 5      INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	($'000)	($'000)

Production technology	$-	$1,670
Product licenses	156	664
Customer base	-	1,160
	156	3,494

Less: accumulated amortization	18	915

	$138	$2,579

Amortization expense for the nine months ended September 30, 2007 and 2006 was $9,000 and $6,000, respectively. For the three months ended September 30, 2007 and 2006, amortization expense was $3,000 and $2,000 respectively.

Due to disposal of biotech division, the Company recognized impairment loss of $1,675,000 for intangible assets and $965,000 for goodwill during the three and nine months ended September 30, 2007 (see note 6).

NOTE 6      ASSETS HELD FOR SALE

(A)      Biotech division

During the three and nine months ended September 30, 2007, the Company determined that the biotech business was not aligned with the Company’s current core business strategy, and consequently, began actively looking to dispose of this division. This biotech operation has been categorized as a discontinued operation. Accordingly, the financial position, results of operations, and cash flows of this division have been reported as a discontinued operation on the consolidated financial statements for all periods presented.

Subsequent to the quarter end, the Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operations. According to the agreement, the buyer will pay the Company a total of US$ 2.08 million (or RMB 15.6 million), which is expected to be completed during the fourth quarter of 2007, in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business. The net assets of biotech division for sale as at October 31, 2007 are as follow:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

		October 31, 2007
	$	$’000
Accounts receivable		552
Inventories		242
Value added tax for sales of inventories		41
Total Current Assets		835
Property and equipment		1,533
Intangible assets		2,137
Goodwill		965
Total Assets		5,470
Less accounts payables and accrued liabilities		(750)
Net assets for sale		4,720
Selling price		2,080
Loss on disposal of biotech division		$2,640

During the three and nine months ended September 30, 2007, the Company recognized impairment loss of $965,000 for goodwill and $1,675,000 for intangible assets in discontinued operation to record the loss on disposal of biotech division of $2,640,000.

The assets and liabilities of the biotech division included in discontinued operations are presented in the Company’s Consolidated Balance Sheet under the caption “assets held for sale”, “liabilities related to assets held for sale”. The carrying amounts of the major classes of these assets and liabilities are as follows:

	September 30, 2007	December 31, 2006
	($'000)	($'000)

Accounts receivable, net of allowances	$596	$388
Inventories, net	228	294
Current assets held for sale	824	682

Property and equipment	1,534	1,494
Intangible assets	462	-

Total assets disposed	2,820	2,176

Accounts payable	246	199
Other payables and accrued liabilities	511	970
Total liabilities related to assets held for sale	757	1,169

Net assets of biotech division held for sale	$2,063	$1,007

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the biotech division is as follows:

		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		September	September	September	September
		30, 2007	30, 2006	30, 2007	30, 2006
		($'000)	($'000)	($'000)	($'000)

Net sales		$606	502	1605	1,499
Cost of sales		257	159	509	528
Gross Profit		349	343	1,096	971
Operating and other expenses		(238)	(421)	(770)	(1,231)
Income/(Loss) before taxes		111	(78)	326	(260)
Income tax expense		(42)	(19)	(105)	(58)
Income / (Loss) from
discontinued operations
before impairments of assets		69	(97)	221	(318)
Impairment of intangible
assets		(1,675)	-	(1,675)	-
Impairment of Goodwill		(965)	-	(965)	-
Loss from discontinued	$
operation		(2,571)	(97)	(2,419)	(318)

(B)      Formulation business

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

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

The operations of the formulation business sold have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the formulation business is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	($'000)	($'000)

Net sales	$-	8,442
Cost of sales	-	5,191
Gross Profit	-	3,251
Operating and other expenses	-	(2,202)
Income before taxes	-	1,049
Income tax expense	-	(167)
Income from discontinued operations	-	882
Gain on disposal of assets	4,917	4,917
Income tax expense	(854)	(854)
Gain on disposal of assets	4,063	4,063
Income from discontinued operation	$4,063	4,945

NOTE 7	Other Current assets

	September 30, 2007	December 31, 2006
	($'000)	($'000)
Refundable deposit for land and constructions	$3,328	$-
Refundable security deposit *	3,063	-
Total	6,391	-

* The Company paid $3,063,000 (RMB 25 million) to an unrelated party as security deposit for using its equipment for new products development. The amount is refundable at the Company’s request within a year.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

NOTE 8      OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
	($'000)	($'000)

Machinery and equipment payable	$5,336	$7,330
Non-interest bearing demand loans	503	2,038
Current portion of long term payables	2,525	1,404
Advance of Government grants *	1,330	-
Accrued expenses	2,833	1,188
Value added tax payables	709	94
Income taxes payable	338	319
Other taxes payable	774	986
Deposits received from customers	2,057	1,009
	$16,405	$14,368

* The Company received $1,330,000 (RMB10 million) of government grants relating to the construction of a water treatment facility. Upon receipt of final approval of the completed project, which is expected to be received prior to December 31, 2007, the amount of $1,330,000 will be reclassified to reduce the cost of the related assets.

NOTE 9      LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	September 30, 2007	December 31, 2006
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment with a net book value of $ 9,587,000, due January 2007	-	2,558

RMB 4.35 million loan payable to a bank, interest rate of 9.486% per annum, guaranteed by an unrelated third party, due April 2007	-	556

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,595,000 , due September 2007	-	484

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

RMB 2.9 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,535,000, due September 2007	-	371

RMB 15 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $3,066,000, due September 2007	-	1,919

RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 8,457,000, due December 2007	6,957	6,690

RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 9,004,000, due January 2008	2,661	-

RMB 6.68 million loan payable to a bank, interest rate of 8.748% per annum, collateralized by land use right and buildings with a net book value of $ 5,037,000, due September 2008	889	-

RMB 4.1 million loan payable to a bank, interest rate of 7.938% per annum, guaranteed by an unrelated third party, due October 2007 *	545	-

RMB 55 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and building with a net book value of $10,269,000, due September, 2008	-	7,035

RMB 55 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009	7,316	-

RMB 1.7 million loan payable to a company, non- interest bearing and uncollateralized, due December 31, 2007	-	221

RMB 114 million loan payable to a unrelated third party, interest rate of 7% per annum and uncollateralized, due October 1, 2008	15,245	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

RMB 10 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment with a net book value of $ 7,627,000, due February 2008	1,330	-
	34,943	19,834
Less current maturities	12,382	12,799

	$22,561	$7,035

Maturities are as follows:

Fiscal year ended December 31,
2007 (remainder)	$7,502
2008	20,125
2009	7,316
$34,943

* The loan payable due in October 2007 has been paid in October 2007, and a new loan of $512,000 (Rmb3.85 million) from the same bank at interest rate of 7.56% and a due date of April 21, 2008 was borrowed.

NOTE 10      DUE FROM/TO RELATED PARTIES

The amounts due from /to related parties at September 30, 2007 and December 31, 2006 are unsecured and non-interest bearing:

	September 30, 2007	December 31, 2006
	($'000)	($'000)
a. Due from related companies
Due from a company whose director is also a	$734	$192
stockholder and director of the Company (see Note 16)
Less: current maturities	734	192
	$-	$-
b. Due to related companies
Due from a company whose director is also a	$120	$300
stockholder and director of the Company (see Note 16)
Due to a company owned by a stockholder and director	-	146
	120	300
Less: current maturities	120	300
	$-	$-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

NOTE 11      LONG TERM ACCOUNTS PAYABLE

	September 30, 2007	December 31, 2006

	($'000)	($'000)

Non interest bearing amounts payable to contractors related to construction of plant and acquisition of equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.
Future annual payments are as follows:
2007 (remainder)	$942	$1,458
2008	1,209	4,510
	2,633	5,968
Less: debt discount	79	514
	2,554	5,454
Less current maturities included in other payables and accrued liabilities (note 8)	2,525	1,404
	$29	$4,050

The Company accreted interest of $43,000 and $429,000 during the three and nine months ended September 30, 2007 compared to $172,000 and $1,208,000 during the three and nine months ended September 30, 2006.

NOTE 12      SEGMENTS

The Company originally operated in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces generic drugs with a focus on cephalosporin antibiotics and freeze-dry injectables. The Chemical Division produces certain bulk intermediate or ingredients to sell to other pharmaceutical companies for further processing and formulation into finished products. The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell. During the three months ended September 30, 2007, the Company decided to sell the Biotech Division and therefore the Biotech Division has been reclassified as discontinued operations. (see Note 6).

The accounting policies of the segments are the same as described in the summary of significant accounting policies in the Company’s consolidated financial statements for the year ended December 31, 2006. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (see Note 17). Sales relating to the Chemical Division’s 7-ACA product represented approximately 72% and 73% of the division’s sales for the three and nine months ended

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

September 30, 2007 respectively (72% and 73% for the three and nine months ended September 30, 2006 respectively). Substantially all of the Company’s assets are located in China.

	Chemical	Pharma	Biotech
	Division	Division	Division	Total
	Continuing	Continuing	Discontinued
	operations	operations	operation
	($ '000)	($ '000)	($ '000)	($ '000)
Three months ended September 30, 2007

Sales	$17,515	$5,586	$-	$23,101
Gross Profit	4,828	(516)	-	4,312
Depreciation and amortization	1,790	35	-	1,825
Additions to long-lived assets	5,034	456	-	5,490

Nine months ended September 30, 2007
Sales	48,855	11,126	-	59,981
Gross Profit	12,473	(868)	-	11,605
Depreciation and amortization	4,313	89	-	4,402
Additions to long-lived assets	8,832	459	-	9,291

As at September 30, 2007
Total assets	71,945	18,561	9,234	99,740
Intangible assets	138	-	-	138

Three months ended September 30, 2006

Sales	$9,884	$1,527	$-	$11,411
Gross Profit	1,055	(327)	-	728
Depreciation and amortization	1,259	44	-	1,303
Additions to long-lived assets	245	-	-	245

Nine months ended September 30, 2006
Sales	33,282	4,177	-	37,459
Gross Profit	5,704	(580)	-	5,124
Depreciation and amortization	3,632	47	-	3,679
Additions to long-lived assets	2,493	459	-	2,952

As at September 30, 2006
Total assets	68,518	8,139	7,508	84,165
Goodwill	-	-	965	965
Intangible assets	108	-	2,471	2,579

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

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

(B) Government grants

During the nine months ended September 30, 2007, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received, non refundable grants of $116,000 from the government of China for bringing in investment and new technology to Datong city, Shanxi, Province, China.

NOTE 14      COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $ 128,000 and $42,000 for the three months ended September 30, 2007 and 2006, respectively, and $ 501,000 and $171,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

During the three and nine months ended September 30, 2007, Shanxi Weiqida received subsidies of $1,365,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts. During the three and nine months ended September 30, 2007, $710,000 was recognized as other income and the remaining balance of the subsidies will be recognized as other income during the contribution period from October 2007 to June 2008.

(B) Loan Guarantee

The Company has guaranteed a bank loan to a supplier in the amount of $2,500,000 (RMB18.8million), due on July 8, 2008. Interest on the loan is charged at 9.576% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,685,000 (RMB 20.19 million). The Company provided the guarantees to the supplier to maintain a good business relationship.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,527,000 (RMB19 million) due on September 25, 2009 and $3,990,000 (RMB30 million) due on October 27, 2007. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $ 6,982,000(RMB 52.5 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

The loan of $3,990,000 (RMB30 million) due on October 2007 was renewed with the principal amount of 3,791,000 (RMB28.5million) bearing interest rate at 8.715% . This loan is due on October 26, 2009.

(C) Capital Commitments

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005. As of September 30, 2007, the Company has contributed $1,098,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

(D) Operating Leases

The Company has entered into an operating lease agreement for its administrative offices in Vancouver for an amount escalating from CDN$73,000 to CDN$78,000 (US$73,000to US$78,000) per annum until March 31, 2011. The Company had subleased its previous office space which was leased until March 31, 2007. The total minimum payments required under the leases are as follows:

($ ‘000)

2007 (remainder)	$19
2008	78
2009	78
2010	78
Thereafter	20
$273

The rent expense for the three and nine months ended September 30, 2007 was $17,000 and $46,000 respectively (net of nil and $41,000 sublease income respectively). For the three and nine months ended September 30, 2006, the rent expenses was $24,641 and $98,000 respectively (net of $42,000 and $84,000 sublease income respectively).

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

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

During the year ended December 31, 2006 the Company appropriated reserves of $838,000 and staff welfare fund of $7,000 based upon the year’s net income after tax.

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

The Company did not grant any options during the year ended December 31, 2006.

The following table summarizes stock option information for the nine months ended September 30, 2007:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	5,312,500	$ 0.91
Granted	4,760,000	$ 0.51
Expired	(97,500)	$ 1.17
Options outstanding at September 30, 2007	9,975,000	$ 0.71

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.68 - $0.74	8,155,000	2.70	$0.60	7,355,000	2.71	$0.61
$1.18	1,820,000	2.29	$1.18	1,820,000	2.29	$1.18
	9,975,000	2.62	$0.71	9,175,000	2.62	$0.73

The Company recorded stock based compensation expense of $24,000 and $1,044,000 for the three and nine months ended September 30, 2007 ($90,000 and $272,000 for the three and nine months ended September 30, 2006) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the nine months ended September 30, 2007 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility-67.23%; risk-free rate -4.58%; expected average life of the options –3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. There were no options granted during the three months ended September, 2007 or during the nine months ended September 30, 2006. The estimated fair value of the option granted during the nine months ended September 30, 2007 was $0.25 per share. The fair value of the options is being expensed on a straight line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the Company’s common shares that were in-the-money. As of September 30, 2007 there was no intrinsic value to the Company’s stock options exercisable or outstanding as none of the options were in-the-money. The estimated fair value of stock options vested during the nine months ended September 30, 2007 and 2006 was $976,000 and $276,000. As of September 30, 2007, there was approximately $158,000 of compensation expense to be recognized over the next two years.

NOTE 16      RELATED PARTY TRANSACTIONS

In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market, to a Company controlled by a Director of the Company who was also the President of the Company prior to the transaction for $1 million. (See Note 13) As discussed in Note 6, on July 1, 2006, the Company disposed its formulation business to an unrelated party (“the Party”). Subsequent to the transaction, one of the Company’s stockholders and directors became a director of the Party. During the three and nine months ended September 30, 2007, the Company supplied certain raw materials to the Party for which the Company charged $509,000 and $1,174,000 respectively, and also used the Party as a contract manufacturer of certain Pharma Division products for which the Party charged $0 and $224,000 respectively. As at

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED) EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

September 30, 2007, the Company had a net balance of $734,000 due from and $120,000 due to the Party (see Note 10). The transactions are recorded at exchange amounts agreed to by the related parties.

NOTE 17      CONCENTRATIONS AND RISKS

70% and 56% of the Company’s revenues for the nine months ended September 30, 2007 and 2006, respectively, were derived from customers located in China. For the three months ended September 30, 2007 and 2006, 76% and 54% of the Company’s revenues, respectively, were derived from customers located in China. The Company had sales of $12,215,000 in the Chemical Divisions to customers in India, representing 20% of the Company’s revenues for the nine months ended September 30, 2007; while the Company had sales of $12,674,000 in the Chemical Division to customers in India, representing 33% of the Company’s revenues for the nine months ended September 30, 2006. Substantially all of the Company’s assets at September 30, 2007 and 2006 were located in China.

Sales to the Company’s five largest customers accounted for approximately 47% and 65% of the Company’s sales for the nine months ended September 30, 2007 and 2006, respectively; while sales to the Company’s largest customer accounted for approximately 20% and 33%, respectively. Amounts owing from one customer represented 4.4% of the Company’s trade and other receivables at September 30, 2007.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. At September 30, 2007, US$3,180,000 of cash and cash equivalents is held in Renminbi.

NOTE 18      COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

NOTE 19      SUBSEQUENT EVENT

The Company has repaid and renegotiated a loan payable subsequent to September 30, 2007 as described in Note 9.

Subsequent to the quarter end, the Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operations. According to the agreement, the buyer will pay the Company a total of US$ 2.08 million (or RMB 15.6 million) in three installments within six months after the completion of the transaction, which is expected to be completed during the fourth quarter of 2007, in exchange for certain fixed assets and certain net working capital of the biotech business (see note 6).

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discusses the Company’s financial condition and results of operations for the three months and nine months ended September 30, 2007 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

The Company currently has four production facilities in Datong, China, including three GMP (“Good Manufacturing Practice”) production facilities certified by Chinese State Food and Drug Administration ("SFDA"): one pharmaceutical facility with a capacity of producing freeze-dry injectables, one biotech facility producing Erythropoietin injectables and one chemical facility producing bulk Clavulanic Acid.  The fourth facility produces bulk 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and no GMP is required for the production facility. The Company now has 47 drugs approved by the Chinese SFDA of which the Pharma division products are sold only in the Chinese markets while products from the Chemical and Biotech divisions are sold in both Chinese and selected international markets.

The Company completed the acquisition of Oriental Wave Holding Ltd. ("Oriental Wave") on January 12, 2005 which transformed us from a single product company into a diversified pharmaceutical company with three key business units consisting of a Chemical Division for bulk pharmaceutical intermediate and API, a Pharma Division for formulated generic drugs and a Biotech Division for biotech products.

The Company’s headquarters, located in Vancouver, British Columbia accommodates corporate functions such as financial reporting, SEC compliance, corporate finance, investor relations, and regulatory affairs for international product approval.  The Company also has corporate offices in Beijing & Datong, China to manage its businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management.

During the quarter, the Company has made a strategic decision to focus on its chemical and its associated downstream formulation businesses that have shown tremendous growth since its establishment in 2004.  As a result, the Company decided to sell its assets of the Biotech division and freeze-dry injectable workshop.  This strategic sale will further enable the Company to exploit the significant market share growth that has already been achieved over the past year in its core businesses.  In addition, the management of the Company is also actively exploring additional business opportunities in broadening its core product offerings in its chemical and formulation portfolios and increasing production capacities which may involve an investment in a new production campus.  These exploration activities are in their initial stages.

Business Segments

The Company originally operated three key business units consisting of a Chemical Division for bulk pharmaceutical API and intermediates such as Clavulanic acid and 7-ACA and a Pharma Division for formulated drugs with a focus of Cephalosporin antibiotics. However, during the quarter ended September 30, 2007, the Company decided to sell certain assets of the Biotech Division and therefore it has been reclassified as discontinued operations.

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

In October, 2007, the Company has successfully established a new production line producing 7-ACA using the biotech method, adding an additional annual production capacity of 120 tons 7-ACA.  Using the biotech method, the new production line uses enzymes to catalyze reactions, therefore eliminates the use of expensive solvents and toxic reagents, leading to a considerable reduction in the waste generation.  In addition, the biotech process operates at a moderate temperature which leads to lower energy expenses. The technology would bring immediate benefit to the operation by increasing production efficiency and by saving environmental protection costs with the elimination of hazardous chemicals. The overall adoption of the technology in the operation would further enhance the Company’s competitiveness in the global market.

The initial designed annual production capacity for clavulanic acid and 7-ACA were 30 tons and 400 tons respectively.  After the Company’s investment in the process optimization, technology improvement and a new production line, the annual production capacity reaches 50 tons and 720 tons for clavulanic acid and 7-ACA respectively.

One of the key products in Chemical Division is clavulanic acid, a drug that combines with antibiotics increase the effectiveness of the antibiotics.  Another key product in the Chemical Division is 7-ACA, an intermediate for Cephalosporin antibiotics.  The 720-ton production facility of 7-ACA positions Dragon as one of the main producers of this product in the world. The export of 7-ACA to India commenced in 2004 and the Company currently has a target to sell 50% of its 7-ACA production to the Indian market.  The Chemical Division operates its business strategies to upgrade its technology in order to improve yields and lower production cost, to develop 7-ACA and clavulanic acid downstream bulk products in order to position the Company as one of the important producers of such products worldwide.

Pharma Division

The Company’s Pharma division offered two product lines, Cephalosporin powder for injection and freeze-dry injectable products.  Subsequent to the quarter end, the Company decided to sell the assets of the freeze-dry injectables workshop to an unaffiliated party. The Company is determined to focus on downstream Cephalosporin formulation products in the Pharma Division as the Company is one of the important producers of 7-ACA, an intermediate for Cephalosporin antibiotics, worldwide. In the past, the Company has used qualified contract manufacturers to produce the Cephalosporin powder for injection and key sales agents and distributors to sell the formulation products in the Chinese market.  As the Company‘s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company will consider leasing certain manufacturing assets in the future so that the Company will have even better control of its manufacturing cost and product quality assurance.

Discontinued Operations: Biotech Division

The Biotech Division’s facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005.  In the facility, the capacity for bulk EPO is 120 grams and the capacity for sterile vialing is 5 million vials.  The sole product of the Biotech Division is Erythropoietin or EPO, an injectable that stimulates red blood cell development.

During the third quarter of 2007, the Company determined that the biotech business was not aligned with the Company’s current core business strategy to focus on its chemical and downstream formulation portfolio, and consequently, began actively looking to dispose of this operation. This biotech operation has been categorized as discontinued.  The assets and liabilities of the Biotech division included in discontinued operations are presented in the Company’s Consolidated Balance Sheet under the captions “Assets held for sale”, “Liabilities related to assets held for sale”. The results for the Biotech division have been shown separately as discontinued operations on the Company’s Consolidated Statements of Operations.

Subsequent to the quarter end, the Company signed an agreement on November 5, 2007 with an non-affiliated third party to sell the assets of the biotech operations. According to the agreement, the buyer will pay the Company a total of US$ 2.08 million (or RMB 15.6 million) in three installments within six months after the completion of the transaction, which is expected to be completed during the fourth quarter of 2007, in exchange for certain fixed assets and certain net working capital of the biotech business.  Management reviewed the carrying value of the discontinued operations and recognized a non-cash impairment charge of $1.68 million for intangible assets and $0.97 million for goodwill during the quarter and nine-month period ended September 30, 2007.   These intangible assets and goodwill in the Biotech division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.  Such a write-down of the Biotech division’s intangible assets and goodwill has no cash impact to the Company’s financial results but created a loss from discontinued operations for the three and nine months ended September 30, 2007.  Excluding the impact of the non-cash impairment of the intangible assets and goodwill, the Biotech division would have been profitable for the three and nine months ended September 30, 2007.

.

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

Significant accounting policies are described in Note 1 to the annual Consolidated Financial Statements contained in Dragon’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  Certain of these significant accounting policies are considered to be critical accounting policies which include: stock based compensation and impairment of long-lived assets and goodwill and intangible assets.

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

Adoption of New Accounting Policies

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, that the adoption of SFAS 159 will have on the Company's consolidated financial position or results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Revenues

Sales for the quarter ended September 30, 2007 increased 102% to $23.10 million from $11.41 million for the same period in 2006.  $17.45 million or approximately 76% of the sales for the quarter ended September 30, 2007 were generated from the sales of products in the Chinese market, and the remaining $5.65 million or approximately 24% were generated from the sales of products in the international markets (outside of China).  Comparatively, 54% of the sales for the quarter ended September 30, 2006 were generated from the sale of products in the Chinese market while the remaining 46% of the sales were generated in the international market outside of China.  In the quarter ended September 30, 2007, $5.59 million or approximately 24% of the sales were from the Pharma Division and $17.52 million or 76% of sales were from the Chemical Division. For the same period in 2006, 13% of sales were from the Pharma Division and 87% of sales were from the Chemical Division. The increase in sales for the quarter ended September 30, 2007 as compared to the prior year was due to increase in sales prices and quantities for both divisions. Pharma Division and Chemical Division experienced a year-over-year growth rate of 266% and 77% respectively.

Cost of sales for the quarter ended September 30, 2007 was $18.79 million compared to $10.68 million for the same period of 2006.  The cost of sales is attributed to the production costs of products. The increase in the cost of sales was mainly due to the increase in production and sales of products from the Chemical and Pharma Divisions.  Gross profit and gross margin for the quarter ended September 30, 2007 were $4.31 million and 18.66% compared to $0.73 million and 6.38% for the same period of 2006.  The increase in gross margin was mainly due to an improved margin of both divisions especially the Chemical Division with an increase in selling prices and sales quantity and lower production cost because of  a higher utilization of the production facilities.

Sales for the nine months ended September 30, 2007 increased 60% to $59.98 million from $37.46 million for the same period in 2006.   $41.89 million, or 70% of the sales for the first nine months of 2007 were generated from the sales of products in the Chinese market, and the remaining $18.09 million or 30% were generated from the sales of products in the international markets (outside of China).  Comparatively, $21.14 million, or 56% of the sales for the first nine months of 2006 were generated from the sales of products in the Chinese market, and the remaining 44% were generated from the sales of products in international markets (outside of China).

In the first nine months of 2007, $11.13 million, or 19% of the sales, were from the Pharma Division and $48.86 million, or 81% of sales were from the Chemical Division.  For the same period in 2006, 11% of sales were from the Pharma Division and 89% of sales were from the Chemical Division.  The increase in sales during the nine months ended September 30, 2007 as compared to the same period for the prior year was primarily due to increases in sales from the Pharma Division (with a year-over-year growth rate of 166%) and the Chemical Division, especially 7-ACA in the Chinese market (with a year-over-year growth rate of 100%) and Clavulanic Acid in the international market (with a year-over-year growth rate of 65%).

Cost of sales for the nine months ended September 30, 2007 was $48.37 million compared to $32.33 million for the nine months ended September 30, 2007. Gross profit and gross margin for the nine months ended September 30, 2007 were $11.61 million and 19.35% compared to $5.12 million and 13.68% for the same period of 2006.  The increase in gross margin was mainly due to an improved margin for the Chemical division especially for 7-ACA products.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses were organized under three business divisions:  the Chemical Division, the Pharma Division and the Biotech Division. However, as the Company decided to sell the Biotech division during the fourth quarter of 2007, the financial results of the biotech divisions has been reclassified under gain/(loss) from discontinued operations.

Chemical Division

The Chemical Division’s revenues for the quarter ended September 30, 2007 were $17.52 million, representing a 77% increase from the revenues of $9.88 million during the same period in 2006.  Such increase in revenues was attributed by both 7-ACA and Clavulanic Acid, which had a year-over-year growth rate of 78% and 74% respectively, out of which Clavulanic Acid and 7-ACA experienced 84% and 183% year-over-year growth in the Chinese market while Clavulanic Acid had a 66% growth in revenues in the international market (outside of China).

The Chemical Division’s gross margin for the quarter ended September 30, 2007 was 27.57% compared to 10.68% for the quarter ended September 30, 2007.  The increase in gross margin reflected an increase in selling prices & sales quantities together with the lowering of per unit production costs as the production level continued to increase.

Pharma Division

The Pharma Division’s revenues for the quarter ended September 30, 2007 were $5.59 million, accounting for 24% of the total revenues of the Company.  Comparatively, Pharma Division’s revenues were $1.53 million for the same period in 2006, contributing 13% of the total revenues of the Company.  The 266% increase in revenues of the Pharma division during the third quarter of 2007 as compared to the same period in 2006 was mainly due to the continued gain in market share resulting in increasing sales quantity in the Chinese market.

The overall gross margin for the Pharma Division for the quarter ended September 30, 2007 was -9.24% as compared to -21.42% for the same period of 2006.  The increase in the gross margins was due to an increase of the selling price despite the Company has adopted a competitive pricing scheme with an objective to gain further market share in China.

Expenses

Total operating expenses were $3.00 million for the quarter ended September 30, 2007. The major category of operating expenses was general and administration expenses of $1.78 million, selling expense of $1.08 million, and depreciation and amortization expenses of $0.13 million.  Total operating expenses were $1.26 million for the quarter ended September 30, 2006 with the major expenses being general and administration expenses of $1.01 million, selling expense of $0.13 million, and depreciation and amortization expenses of $0.12 million.

During the third quarter ended September 30, 2007, the general and administration expenses included $0.02 million for non-cash stock based compensation, $0.43 million for salaries and benefits, $0.23 million for accounting and auditing and $0.30 million for technology improvement expenses compared to $0.27 million for non-cash stock based compensation, $0.21 million for salaries and benefits, $0.06 million for accounting and auditing for the same period in 2006.  The increase in operating expenses of $1.74 million for the quarter ended September 30, 2007 as compared to the same period for the prior year was mainly due to a $0.95 million increase in selling expenses with the increase in revenues, $0.30 million for technology improvement and an increased provision of $0.17 million for accounting and audit expenses.

Total operating expenses were $7.67 million for the nine months ended September 30, 2007 compared to $5.08 million for the same period in 2006.  The major category of operating expenses for the nine months ended September 30, 2007 was General and Administration expenses which included $1.04 million for non-cash stock based compensation expenses, $1.26 million for salaries and benefits, $0.82 million for accounting and auditing expenses, $0.37 million for travel expenses, $0.29 million office expenses and $0.33 million for technology improvement expenses compared to $0.27 million for non-cash stock based compensation expenses, $1.19 million for salaries and benefits,  $0.37 million for accounting and auditing expenses, $0.37 million for travel expenses and $0.28 million for office expenses for the first nine months of 2006.  Operating expenses for the nine months ended September 30, 2007 also included selling expense of $2.02 million and depreciation and amortization of $0.43 million.  The increase in operating expenses of $2.59 million for the nine months ended September 30, 2007 as compared to the same period for the prior year reflected mainly the increase in non-cash stock based compensation, accounting and audit expenses and technology improvement expenses.

Other Income / Expense

 During the third quarter ended September 30, 2007, the Company recognized a net other expense of $0.22 million which represented primarily interest expense, including $0.50 million cash interest expense and $0.04 million non-cash accreted interest expense on the long term payable

After-tax Income / (Loss) from Continuing Operations

The Company has an after-tax income from continuing operations of $0.97 million (net of $0.02 million non-cash stock based compensation expense) for the third quarter of 2007 as compared to an after-tax loss from continuing operations of ($0.97) million (net of $0.27 million non-cash stock based compensation expense) for the same period in 2006.

For the nine month period ended September 30, 2007, the Company has an after-tax income from continuing operations of $ 2.12 million (net of $1.04 million non-cash stock based compensation expense) compared to an after-tax loss from continuing operations of ($0.86) million (net of $0.27 million non-cash stock based compensation expense) for the same period of 2006.

After-tax Income / (Loss) from Discontinued Operations

During the quarter, the Company has decided to sell the assets of the Biotech division to an unaffiliated party.  As a result, the operating results of the Biotech division have been reclassified as discontinued operations and assets held for sale in the Company’s unaudited interim consolidated financial statements.

Biotech Division’s revenues for the quarter ended September 30, 2007 was $0.61 million compared to $0.50 million for the same period in 2006.  Gross margin for the quarter ended September 30, 2007 was at 58% as compared to 68% for the same period of 2006.  The increase in revenues and slight decrease in gross margin for the third quarter of 2007 as compared to the same period of 2006 was mainly due to an increase in sales quantity but at a slightly lower price as a result of government price control measures.

Subsequent to the quarter end, the Company signed an agreement on November 5, 2007 with an non-affiliated third party to sell the assets of the biotech operations. According to the agreement, the buyer will pay the Company a total of US$ 2.08 million (or RMB 15.6 million) in three installments within six months after the completion of the transaction, which is expected to be completed during the fourth quarter of 2007, in exchange for certain fixed assets and certain net working capital of the biotech business.  Management reviewed the carrying value of the discontinued operations and recognized a non-cash impairment charge of $1.68 million for intangible assets and $0.97 million for goodwill during the quarter and nine-month period ended September 30, 2007.  These intangible assets and goodwill in the Biotech division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.  Such a write-down of the Biotech division’s intangible assets and goodwill has no cash impact to the Company’s financial results but created a loss from discontinued operations of $ (2.57) million and $ (2.42) million  for the three and nine months ended September 30, 2007. Excluding the impact of the $2.64 million non-cash write-down of the intangible assets and goodwill in the discontinued operations, the Biotech division would have been profitable for the three and nine months ended September 30, 2007 with $0.07 million and $0.22 million respectively.

Comparatively, for the three-month and nine-month periods ended September 30, 2006, the Company has an after-tax income from discontinued operations of $3.97 million and $4.63 million respectively which was mainly attributed to the gain from sales of part of the Pharma division in 2006.

Net Income/(Loss)

The Company had a net loss of ($1.61) million, out of which continuing operations generated a net income of $0.97 million (net of a non-cash stock based compensation expense of $0.02 million) and discontinuing operations generated a net loss of ($2.57) million, for the quarter ended September 30, 2007. Comparatively, the Company had a net profit of $2.99 million for the same period in 2006 which included a net loss of ($0.97) million from continuing operations (net of a non-cash stock based compensation expense of $0.27 million) and a $3.97 million after-tax income from discontinued operations.

For the nine-month period ended September 30, 2007, Dragon has a net loss of ($0.30) million which included $ 2.12 million net income from continuing operations (net of a non-cash stock based compensation expense of $1.04 million) and ($2.42) million net loss from discontinued operations, out of which was a non-cash write down of $2.64 million of intangible assets and goodwill.  Comparatively, the Company had a net income of $3.77 million for the same period of 2006 which included ($0.86) million net loss from continuing operations (net of a non-cash stock based compensation expense of $0.27 million) and an after-tax income from discontinued operations of $4.63 million.

Comprehensive Income/(Loss)

Including a currency translation income of $0.60 million, the Company had a comprehensive loss of ($1.01) million for the third quarter of 2007. Comparatively, the Company had a comprehensive income of $3.40 million for the same period of 2006 which included a currency translation income of $ 0.40 million.

Including a currency translation income of $1.56 million, the Company had a comprehensive income of $1.25 million for the third quarter of 2007. Comparatively, the Company had a comprehensive income of $4.42 million for the same period of 2006 which included a currency translation income of $ 0.65 million.

The foreign currency translation income results from translation of the financial statements expressed in RMB to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income / (Loss) per Share from Continuing Operations

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period.  The weighted average number of shares outstanding was 66,374,507 and 64,056,313 for the quarter and nine-month ended September 30, 2007 and 62,878,004 for both the quarter and nine-month ended September 30, 2006. The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Net Income per share from continuing operations was $0.01 for the quarter ended September 30, 2007 and a net loss of $(0.02) per share for the same period of 2006.

 Net Income per share from continuing operations was $0.03 for the nine-month period ended September 30, 2007 and a net loss of $(0.01) per share for the same period of 2006.

Net Income / (Loss) per Share from Discontinued Operations

Company’s net loss per share from discontinued operations was $(0.04) for the quarter ended September 30, 2007 and a net profit of $0.06 per share for the same period of 2006.

Company’s net loss per share from discontinued operations was $(0.04) for the nine-month period ended September 30, 2007 and a net profit of $0.07 per share for the same period of 2006.

Basic Net Income / (Loss) per Share

Net loss per share for the quarter ended September 30, 2007 was $(0.03) per share which was the net of $0.01 net income per share from continuing operations and $(0.04) net loss per share from discontinued operations.  Comparatively, net income per share for the quarter ended September 30, 2006 was $0.05 which was the net of $(0.02) per share net income from continuing operations and $0.06 per share net income from discontinued operations.

Net loss per share for the 9-month period ended September 30, 2007 was $(0.01) per share which was the net of $0.03 net income per share from continuing operations and $(0.04) net loss per share from discontinued operations.  Comparatively, net income per share for the 9-month period ended September 30, 2006 was $0.06 which was the net of $(0.01) per share net income from continuing operations and $0.07 per share net income from discontinued operations.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors.  The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at September 30, 2007, the Company’s reserve fund is $2.69 million, 11.14% of the Company’s registered capital.

Liquidity and Capital Resources

As of September 30, 2007, the Company had current liabilities of $34.42 million and current assets of $33.77 million, including cash and cash equivalents of $3.18 million, and accounts receivable of $6.48 million. The working capital deficiency is mainly due to the fact that some long-term accounts payable and bank loans will become due within a year and therefore transferred from long-term liabilities to short-term liabilities.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations.  To meet these objectives, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. However, the Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.  (See below for private placement during the quarter ended September 30, 2007.)

As of September 30, 2007, Dragon had current liabilities of $34.42 million as follows:

	$ ‘000	$ ‘000
Accounts Payable		4,755
Other Payables and Accrued Expenses		16,405
Loans Payable-Short Term:
RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 8,457,000, due December 2007	6,957
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $ 9,004,000, due January 2008	2,661
RMB 6.68 million loan payable to a bank, interest rate of 8.748% per annum, collateralized by land use right and buildings with a net book value of $ 5,037,000, due September 2008	889
RMB 4.1 million loan payable to a bank, interest rate of 7.938% per annum, guaranteed by an unrelated third party, due October 2007 *	545
RMB 10 million loan payable to a bank, interest rate of 6.336% per annum, collateralized by property and equipment with a net book value of $ 7,627,586, due February 2008	1,330
Loans Payable – Short Term Subtotal		12,382
Due to related companies		120
Liabilities Held for Sale		757
Total Current Liabilities		$34,419

As of September 30, 2007, the Company had outstanding short-term loans (less than one year term) and note payable totaling $12.38 million. The Company believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

As of September 30, 2007, the Company had long-term liabilities of $22.59 million as follows:

$’000
Long-term accounts payable	29
Loan Payable – Long Term:
RMB 55 million loan payable to a bank, interest rate of 9.36% per annum, due September 2009	7,316
RMB 114 million loan payable to a unrelated third party, interest rate of 7% per annum and uncollateralized, due October 1, 2008	15,245
Total Long-term Liabilities	$22,590

During the third quarter ended September 30, 2007, the Company financed its operations and increased production level at its Chemical Division through operating revenues, and long-term loans.  The Company intends to seek additional funding through equity financing to improve its financial position. During the quarter ended September 30, 2007, the Company issued 3,496,503 shares of restricted common stock upon conversion of US$1,500,000 non-interest bearing demand loans at US$0.429 per share.

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

The Company has approximately $22.6 million in long-term debt due in 2008 & 2009.  In the event that the Company refinances or seeks renewal of this loan, the Company may be subject to interest rate risk.  Management does not believe that inflation has had or will have a significant impact on the Company's results of operations. The Company is not exposed to any market risk involving activities in derivative commodity instruments.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2007, the Company sold 3,496,503 shares of its common stock to Bright Faith Overseas Limited at $0.429 per share in exchange for the cancellation of debt of $ 1.5 million.  No commission was paid in connection with this transaction. The Company relied upon Regulation S as an exemption from registration.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: November 14, 2007	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: November 14, 2007	Garry Wong
Chief Financial Officer