Form 10-K
period 2007-12-31
DRAGON PHARMACEUTICAL INC
filed 2008-03-31
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

Commission File Number 0-27937

DRAGON PHARMACEUTICAL INC.

(Exact name of small business issuer)

(State of other jurisdict Florida ion of incorporation or organization)	65-0142474 (I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer. As defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Section.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer”, “Large accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer   ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $10,436,252.

As of March 15, 2008, there were 66,374,507shares of the Company’s common stock ($ 0.001 par value) outstanding .

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 14.	ACCOUNTING FEES AND SERVICES	74

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	75

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.'s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.'s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical Inc.  has a substantial amount of liabilities, all of which factors are set forth in more detail in the sections entitled "Item 1A. Business Risks Associated With Dragon Pharmaceutical Inc." and "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation" herein. Readers of this annual report are cautioned not to put undue reliance on "forward looking" statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc.'s disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise except as required by law.

As used in this annual report, the terms "we", "us", "our", "the Company" and "Dragon" shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

Dragon is a pharmaceutical company focusing on manufacturing and marketing of antibiotic drugs.  Subsequent to the sale of the Biotech Division during the fourth quarter of 2007, the Company has two key business units consisting of a Chemical Division for manufacturing bulk active pharmaceutical ingredient (API) and pharmaceutical intermediates such as 7-ACA and clavulanic acid, and a Pharma Division for manufacturing formulated cephalosporin antibiotics.

The Company currently has three production facilities in Datong, China, including two that have been certified GMP (“Good Manufacturing Practice”) production facilities by the Chinese State Food and Drug Administration ("SFDA"): one owned chemical facility producing bulk clavulanic acid, and one leased pharmaceutical facility with a capacity of producing cephalosporin antibiotic injectables.  The third facility produces bulk 7-ACA, an intermediate for cephalosporin antibiotics. 7-ACA is an intermediate and no GMP is required for the production facility. The Company currently has 48 formulated drugs approvals and 26 sterilized bulk drugs approvals from the Chinese SFDA.  Formulated drugs under the Pharma Division are sold only in the Chinese markets while bulk drugs from the Chemical Division are sold in both Chinese and selected international markets.

During 2007, the Company made a strategic decision to focus on its chemical and its associated downstream formulation businesses that have shown significant growth since their establishment in 2004.  As a result, the Company decided to sell its assets of the Biotech Division and freeze-dry injectable workshop.  This strategic divestiture will further enable the Company to focus on its core businesses where significant market share growth has been achieved over the past years. In addition, management of the Company is also actively exploring additional business opportunities in broadening its core product offerings in its chemical and formulation portfolios and increasing production capacities which may involve an investment in a new production campus.

While some of these activities are still at their early stages of assessment, the Company anticipates implementing certain strategic initiatives throughout 2008.

The Company’s headquarters, located in Vancouver, British Columbia, accommodates corporate functions such as corporate strategic planning, financial reporting, SEC compliance, corporate finance, internal control and investor relations.  The Company also has corporate offices in Beijing & Datong, China to manage its businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management.

Corporate History

The Company was originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses.  On August 17, 1998, the Company acquired Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech owned certain technology used to enhance the efficiency of producing erythropoietin or EPO.  On September 21, 1998, First Geneva Investments changed its name to Dragon Pharmaceutical Inc.

On January 12, 2005, the Company completed the acquisition of Oriental Wave Holding Ltd. (“Oriental Wave”). Oriental Wave was principally engaged in the production and sale of pharmaceutical products.   In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively owned 70.78% of the Company’s then outstanding shares. The acquisition of Oriental Wave allowed the Company to expand the Company’s range of products, leverage both companies' marketing networks in China and in international markets, and improve the Company’s ability to execute the Company’s combined business strategy.

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

Shanxi Weiqida was formed in January 2002 as a Chinese domestic company. At the time it was established, Shanxi Weiqida acquired, for no cost, from Shanxi Tongling Pharmaceutical Co., Ltd., or Shanxi Tongling, all drug production permits, and product licenses of Datong No. 2 Pharmaceutical Factory, or Datong No. 2 Pharmaceutical. The assets of Datong No. 2 Pharmaceutical were acquired by Shanxi Tongling in June 2001 out of bankruptcy for RMB 42.3 million, or approximately $5.1 million. Shanxi Tongling was founded in 1994 by Mr. Han, the Company’s current Chairman of the Board and Chief Executive Officer.

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

In September 2002, Shanxi Weiqida acquired out of bankruptcy all assets of Datong Pharmaceutical Factory, or Datong Pharmaceutical, a state-owned enterprise, including the land use rights of Datong Pharmaceutical. Pursuant to the acquisition agreement entered into with the Datong Economic Committee of the Datong Municipal Government, Shanxi Weiqida acquired the assets in consideration for assuming all liabilities related to the employees of Datong Pharmaceutical. The agreement requires Shanxi Weiqida to pay the former employees of Datong Pharmaceutical certain minimum wages and health care costs until the date of their re-employment, retirement or death, whichever occurs first. Subsequently, Shanxi Weiqida transferred such obligation to the buyer of  part of the Company’s Pharma Division in 2006.

In February 2003, Shanxi Weiqida commenced construction of a clavulanic acid manufacturing facility, which was completed in August 2003. Pilot production began in August 2003 and full-scale production began in January 2004. Construction of Shanxi Weiqida's 7-ACA manufacturing facility was completed in December 2003 and pilot production of 7-ACA commenced on July 1, 2004.  In July 2005, the Company started to ramp up the production.

In August, 2005, the Company closed its biotech production facility in Nanjing, China and started the relocation of the biotech production facility to a site next to the Chemical Division campus in Datong, China.  The Company received GMP certification for this facility from the Chinese SFDA on December 29, 2005 and production at this facility started during the first quarter of 2006.

Shanxi Weiqida's head office is located in a special economic region in China.  According to the tax laws for foreign enterprises, Shanxi Weiqida was granted a two-year national income tax exemption beginning in the first year after it became profitable and a 50% national income tax reduction for the following three years. Shanxi Weiqida became profitable in 2003. According to the tax policy at the time, the applicable tax rate for Shanxi Weiqida was 15% for both 2006 and 2007.  Pursuant to the Chinese Corporate Income Tax Law approved on March 16, 2007, the applicable income tax rate for Shanxi Weiqida starting in 2008 is 25%.

On June 29, 2006, the Company signed an agreement with an arms-length third party to sell part of its Pharma Division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets was $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement is valued at $1.5 million and was completed in September, 2006.  The amended agreement expanded the scope and coverage which will allow the Company to provide additional international registration documentation and assistance to complete the registration in other market areas. The fees related to the expanded scope will be negotiated and determined in the future by the parties.

Subsequent to the sales of part of the Pharma Division, Oriental Wave transferred the ownership of Shanxi Weiqida to Allwin Biotrade Inc., another wholly owned subsidiary of the Company.

On November 5, 2007, the Company signed an agreement on November 5, 2007 with an non-affiliated third party to sell certain fixed assets and certain net working capital of the biotech business for US$ 2.08 million (or RMB 15.6 million).

Business Segments

The Company originally operated three key business units consisting of a Chemical Division for bulk pharmaceutical API and intermediates such as clavulanic acid and 7-ACA, a Pharma Division for formulated drugs with a focus of cephalosporin antibiotics and a Biotech Division for EPO.  However, during the quarter ended September 30, 2007, the Company decided to sell certain assets of the Biotech Division and therefore it has been reclassified as discontinued operations.

Chemical Division

The Chemical Division currently has 26 drug approvals from the Chinese SFDA and its key products are clavulanic acid and 7-ACA.  Clavulanic acid is used together with antibiotics to make the antibiotics more effective and longer-lasting. 7-ACA is a pharmaceutical intermediate which is converted into active pharmaceutical ingredients to produce cephalosporin antibiotics.

Clavulanic acid.  Beta-lactam antibiotics, such as the penicillins and cephalosporins, act by disrupting the development of bacterial cells walls thus causing the disintegration of the bacteria. However, some bacteria have acquired the genes to produce enzymes which inactivate this mode of action - so called beta-lactamases and thus drastically reduce the efficacy of this class of antibiotics. Clavulanic acid acts to inhibit the effectiveness of bacterial beta-lactamases since they are much more inclined to bond to clavulanic acid than to beta-lactam antibiotics. In this way, bacterial beta-lactamases miss their target and the antibiotic has free access to the bacterial wall which it affects.

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

7-ACA. 7-ACA is made from cephalosporin C and is a key intermediate for synthesizing cephalosporin antibiotics, the β-lactam antibiotics family.  Produced by the fermentation of a filamentous fungus (cephalosporium acremonium now known as acremonium chrysogenum), cephalosporin C in the fermentation broth is isolated from the biomass by filtration. The strongly hydrophilic cephalosporin C is purified by laborious absorption and ion exchange steps. Cephalosporin C can be a free acid or a salt (sodium, potassium or zinc). The conversion of cephalosporin C to 7-ACA has two methods, a chemical process and an enzymatic process.  The Company has successfully adopted both the chemical and enzymatic processes in the conversion of cephalosporin C.  However, the Company has a plan to convert all the 7-ACA production lines to  the enzymatic method during 2008 in order to further lower the production cost by eliminating hazardous chemicals and as a result, lowering the environmental protection cost.

 Ceftazidime.

In January 2008, Dragon added ceftazidime in crude powder form to its product portfolio.  Ceftazidime is a third-generation cephalosporin antibiotic, a downstream product for 7ACA, and has broad-spectrum activity against gram-positive and gram-negative bacteria.

The Chemical Division’s facilities are located on Datong Gongnong Road, Datong City, Shanxi Province, China. The production for clavulanic acid was started in January 2004 and the production of 7-ACA was started in July 2004.  The initial designed annual production capacity for clavulanic acid and 7-ACA was 30 tons and 400 tons respectively in 2004.  After the Company’s investment in the process optimization, technology improvement and a new production line during 2007, the annual production capacity reached 50 tons and 720 tons for clavulanic acid and 7-ACA respectively. In October, 2007, the Company successfully established a new production line producing 7-ACA using the biotech method.  Using the biotech method, the new production line uses enzymes to catalyze reactions, therefore eliminating the use of expensive solvents and toxic reagents, leading to a considerable reduction in the waste generation.  In addition, the biotech process operates at a moderate temperature which leads to lower energy expenses. The technology is expected to bring immediate benefit to the operation by increasing production efficiency and by saving environmental protection costs with the elimination of hazardous chemicals. The adoption of the technology to the entire operation is expected to further enhance the Company’s competitiveness in the global market.

During the first quarter of 2008, the Company further increased the annual production capacity for clavulanic acid and 7-ACA to 78 tons and 780 tons respectively in order to fulfill expected customer demand.

Dragon is not only one of the key producers of 7-ACA in the world with its 780-ton production facility but also one of the market leaders in two very important markets: China and India.  In January 2008, Dragon launched ceftazidime in crude powder form to its product portfolio.  ceftazidime is a third-generation cephalosporin antibiotic, a downstream product for 7ACA, and has broad-spectrum activity against Gram-positive and Gram-negative bacteria.  The Company’s production output of ceftazidime in crude powder form is expected to be approximately 100 tons in 2008 and most of the production output will be supplied to a long-term customer.

The strategy of the Chemical Division is to upgrade technology in order to improve yields and lower production costs and to develop clavulanic acid, 7-ACA and other downstream bulk products in order to further enhance the Company’s position as one of leading producers of these products worldwide.

Pharma Division

During 2007, Company’s Pharma Division historically offered two product lines, cephalosporin powder for injection and freeze-dry injectable products.  During the third quarter of  2007, the Company decided to sell the assets of the freeze-dry injectables workshop to an unaffiliated party. The Company is determined to focus on downstream cephalosporin formulation products in the Pharma Division as the Company is one of the important producers of 7-ACA, an intermediate for cephalosporin antibiotics, worldwide.

Currently, the Company owns 48 drug approvals from the Chinese SFDA.  The Company currently focuses on cephalosporin antibiotic powder for injection such as, ceftriaxone, cefazolin, cefotaxime, cefperazone, ceftazidime and cefuroxime.  The Company plans to expand its current product offerings to cover more cephalosporin antibiotics.

In January 2008, the Company introduced cefalexin into its product portfolio. Cefalexin is a first-generation cephalosporin antibiotic but its chemical composition makes it effective in treatment of patients that show sensitivity to penicillin drugs. Cefalexin is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

In the past, the Company has used contract manufacturers to produce the cephalosporin powder for injection and key sales agents and distributors to sell the formulation products in the Chinese market.  As the Company‘s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company signed an operating lease for a 84,000 square foot manufacturing facility with certain production assets in Datong, China. This allows the Company to ensure enough production volume to meet growing demand of the Company’s products and better control of its manufacturing cost as well as product quality assurance.  Currently, the Company’s leased facility has an annual production capacity of 250 million doses of formulated power for injection.  The Company’s strategy is to continue expand its market share in China and become one of the top market leaders for the cephalosporin injectable market in China.

Discontinued Operations: Biotech Division

The Biotech Division’s production facility was relocated to Datong, China from its original production site in Nanjing City, China at the end of December, 2005.  The sole product of the Biotech Division was erythropoietin or EPO, an injectable that stimulates red blood cell development.

During the third quarter of 2007, the Company determined that the biotech business was not aligned with the Company’s current core business strategy of focusing on its chemical and downstream formulation portfolio, and consequently, began actively looking to dispose of this operation. This biotech operation has been categorized as discontinued and therefore such results are shown separately as discontinued operations on the Company’s Consolidated Statements of Operations.

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operations. According to the agreement, the buyer agreed to pay the Company a total of US$ 2.08 million (or RMB 15.6 million) in exchange for certain fixed assets and certain net working capital of the biotech business.  As a result of the sale, intangible assets of $2.14 million and goodwill of $0.97 million related to biotech division were written off during the year ended December 31, 2007.  These intangible assets and goodwill in the Biotech Division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave on January 12, 2005.  The write-off of the Biotech Division’s intangible assets and goodwill has no cash impact to the Company’s financial results but created a loss from discontinued operations in 2007.  Excluding the impact of the non-cash write-off of the intangible assets and goodwill, the Biotech Division would have been profitable for 2007. The biotech division has an income of $0.18 million before write-off of intangible assets and goodwill.

Products

The following table describes the top five products of the Company in terms of revenue contribution from continuing operations.

Product	Category / Presentation	Treatment	% of 2007 Revenues	% of 2006 Revenues
7-ACA	Pharmaceutical intermediate / Bulk	An intermediate for cephalosporin antibiotics	58.75%	64.86%
Avecil and Clavulanate Potassium	Bulk drug / Bulk	For use to treat many different types of bacterial infections, such as sinusitis, pneumonia, ear infections, bronchitis, urinary tract infections, and skin infections.	8.02%	7.59%
Ceflriaxone Sodium for Injection	Cephalosporin antibiotic / Power for injection	For use to eliminate bacteria that cause many kinds of infections, including lung, skin, bone, joint, stomach, blood, and urinary tract infections.	7.66%	4.27%
Amoxicillin Clavulanate Potassium (5:1)	Sterilized bulk drug / Bulk	For use to treat many different types of bacterial infections, such as sinusitis, pneumonia, ear infections, bronchitis, urinary tract infections, and skin infections.	6.73%	7.56%
Cefotaxime Sodium for Injection	Cephalosporin antibiotic / Power for injection	For use to treat infections of the lower respiratory tract, urinary and biliary systems, skin and soft tissue.	5.00%	-
Amoxicillin Clavulanate Potassium (2:1)	Sterilized bulk drug / Bulk	For use to treat many different types of bacterial infections, such as sinusitis, pneumonia, ear infections, bronchitis, urinary tract infections, and skin infections.	-	2.43%
			86.16%	86.71%

Sales and Marketing

The Company sells its products from the Chemical Division in both Chinese and international markets while only sells its Pharma Division products in the Chinese market. The table below sets forth the Company’s sales by product segments which excludes the former Biotech Division:

	2007		2006
Total Company (Continuing Operations)	$ million	% of Revenues	$ million	% of Revenues
-China	60.50	71%	33.25	63%
- India	20.86	24%	14,45	28%
-Others	4.42	5%	4.71	9%
	85.78	100%	52.41	100%
By Division:
Chemical Division
-China	43.60	64%	26.64	58%
-India	20.86	30%	14.45	32%
-Others	4.42	6%	4.71	10%
	68.88	100%	45.80	100%
Pharma Division
-China	16.90	100%	6.61	100%
-Others	-	-	-	-
	16.90	100%	6.61	100%

During 2007 and 2006, sales to the Company’s five largest customers accounted for approximately 45.55% and 61.29% of the Company’s sales, respectively; while sales to the Company’s largest customer accounted for approximately 20.24% and 27.53% of the Company’s sales, respectively.  The Company has historically made its sales through purchase orders and not through long-term contracts.

Sales Models

The Company maintains different sales and distribution models for different products. For cephalosporin formulation drugs, the Company sells through its sales offices to regional wholesalers throughout China. For API and pharmaceutical intermediates, the buyers are other pharmaceutical companies who use the Company’s products as the raw material for further processing and formulation. The Company’s sales department covers both Chinese and international markets.

Pricing Policy

All formulation drugs from the Pharma Division are subject to retail price control imposed by the government administration authorities. The main objective of price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive price increases. The Company’s products from the Chemical Division are market-priced products and therefore not subject to retail price control.

Facilities

The Company has an office in Vancouver, Canada houses certain corporate functions, such as financial reporting, internal control, regulatory compliance, corporate finance and investor relations.  The Company owns two manufacturing facilities for the Chemical Division and leases one manufacturing facility for the Pharma Division in Datong, China.

The Company’s Chemical Division facilities are located in Datong City.  This campus, with a total area of approximately 947,200 square feet, houses the clavulanic acid production facility, the 7-ACA production facility, power, boiler, steam and water facilities.  The land use right for this facility expires in August 2053.

During the fourth quarter of 2007, the Company signed a 1-year operating lease for a 84,000 square feet manufacturing facility and certain production assets in Datong, China to produce powder for injection under the Pharma Division. This facility also includes several workshops for other crude bulk drugs and sterilized bulk drugs for cephalosporin antibiotics.

All manufacturing facilities of the Company that are required to be GMP certified have been certified under current Chinese regulations. The Company’s GMP certificate for the clavulanic acid facility of the Chemical Division will expire and is subject to recertification in January 2009 and that for the leased formulation drug workshop will expire and is subject to recertification in May 2012.   The 7-ACA facility does not need to be GMP certified. All the facilities of the Company have been designed to meet potential production demands into the foreseeable future.

Competition

Chemical Division

Clavulanic acid. The world production of clavulanic acid is dominated by manufacturers located in Europe. Among them, Lek Pharmaceutical and Chemical Company of Slovenia, SmithKline Beecham Pharmaceuticals of Britain, Deva Holding A.S. of Turkey, Amifarma S.L. of Spain and DSM of the Netherlands, are the leading manufacturers of clavulanic acid.

In China, there are two other producers of bulk clavulanic acid, namely, Shangdong Lunan Pharmaceutical and Zhuhai Lianbang Pharmaceutical.

7-ACA.  Production of 7-ACA is concentrated among a few European and Chinese manufacturers. Dragon will face significant competition from these companies.  The Company’s international competitors include Antibioticos, a subsidiary of the Fidia Group of Italy and Biochemie, a subsidiary of Novartis of Switzerland. In addition, there are four leading manufacturers in China:  China Pharmaceutical, Shangdong Lukang Pharmaceutical, Fuzhou Pharmaceutical and Harbin Pharmaceutical. Among them, Fuzhou Pharmaceutical does not sell 7-ACA in the market as it further processes all the 7ACA it produces into downstream APIs.  Harbin Pharmaceutical is a buyer of 7ACA in the market since its capacity cannot fulfill its internal demand for the production of downstream formulation products. Therefore, the Company believes that there are only two other key manufacturers of 7-ACA in China directly competing with the Company.

Pharma Division

The world market for cephalosporin antibiotics is highly competitive and producers in this market include some of the largest pharmaceutical companies, including Pfizer Inc., GlaxoSmithKline, Schering-Plough, Abbott Laboratories and Sandoz.

The Chinese market is mainly dominated by four key producers of cephalosporin antibiotic formulated products, namely, Harbin Pharmaceutical Group Holding Co., Ltd., Shijiazhuang Pharmaceutical Group Co., Ltd., Shanghai Pharmaceutical Co., Ltd. and North China Pharmaceutical Co., Ltd.  All these companies or their affiliates are publicly traded companies listed on the Shanghai Stock Exchange or Hong Kong stock exchange.  All of these competitors are substantially larger than Dragon and have a more diversified product portfolio.  The current Chinese market size for cephalosporin injectables is estimated to be 4 billion units and is expected to increase 15% annually in the next 5 years.  The Company’s strategy is to grow faster than the overall growth of the market by gaining the additional market share from other competitors.

Intellectual Property, Government Approvals and Regulations

Intellectual Property

The Company, through its subsidiary, Shanxi Weiqida, has 7 registered trademarks in China.  Currently, the Company has submitted an application for a patent on a production technique.

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

Principal supervisory authority in the industry.  SFDA is the principal supervisory authority in the pharmaceutical industry in China. It was established in March 2003 as a successor to the former State Drug Administration of China, which was established in March 1998. The SFDA is responsible for the administrative and technological supervision of the research, production and trading of pharmaceutical products and the consolidated supervision of the management of food, health care and cosmetic product safety.

Certificates, permits and licenses for pharmaceutical manufacturing and trading enterprises. A pharmaceutical production enterprise or pharmaceutical trading enterprise in China must apply for the relevant permit from the relevant regulatory authority. The Industry and Commerce Administration Department will issue a "business license" only after the pharmaceutical regulatory department has considered the application and approved the issue of a "pharmaceutical production permit" or "pharmaceutical trading permit". Such permits are valid for a period of five years and application for renewal must be made six months prior to its expiry date. A new permit will be issued after reassessment, examination and approval by the relevant pharmaceutical regulatory authority.

Good Manufacturing Practices ("GMP"). GMP is a set of standards relating to the quality management of the manufacturing of pharmaceutical products which is promoted by the World Health Organization ("WHO"). These are applicable to the entire pharmaceutical production process and the key working procedures for the production of raw materials which affect the quality of finished medicine products. Many countries have formulated their own requirements for GMP based on the GMP guidelines promoted by WHO. The Administrative Center for Pharmaceutical Certification of the SFDA is responsible for pharmaceutical GMP certification in China. A GMP certificate is valid for a term of five years and application for renewal must be submitted three months prior to its expiration date.

Prescription medicines and over-the-counter medicines. Prescription medicines must be dispensed, purchased and taken only with the prescription of a practicing doctor or an assistant doctor. The purchase of over-the-counter medicines do not require doctors’ prescriptions and can be dispensed, purchased and taken by users without medical supervision.  The SFDA is responsible for the selection, approval, publication, and revision of the over-the-counter medicine catalogue.

Wholesalers of prescription and over-the-counter medicines and retailers of prescription and over-the-counter type A medicines must hold a "pharmaceutical trading enterprise permit". Commercial entities may engage in the retail sale of over-the-counter type B medicines subject to the approval of the provincial pharmaceutical regulatory authorities or their delegated bureaus. Prescription medicines may be advertised only in medical journals while over-the-counter medicines may be advertised in the mass media.

Import and export restriction. Imported pharmaceutical products are required to meet certain safety and quality standards set by the Chinese government. In addition, these products should have been approved for sale in the country or region where they are manufactured.  If the products are not approved in the foreign countries, they can be imported only with the approval of the SFDA. The export of pharmaceutical products when there is shortage of supply in China may be restricted or prohibited.

Price control.  In July 2000, in order to enhance competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the PRC promulgated a new policy in respect of reforming the price controls of pharmaceutical products in China. According to the policy, the price of pharmaceutical products is subject to the control of the price supervising bureau at state and provincial levels. The bureau generally classifies pharmaceutical products into two groups: (1) government-priced pharmaceutical products; and (2) market-priced pharmaceutical products.

Pharmaceutical products where prices are determined by National Development and Reform Commission of the PRC are limited to Category A pharmaceutical products listed in the Medicine Catalogue of National Basic Medical Insurance and pharmaceutical products with monopolistic attributes (including anesthetic medicines, certain type of psychiatric medicines, vaccines and contraceptive drugs). The price of Category B pharmaceutical products listed in the Medicine Catalogue of National Basic Medical Insurance are determined by the price supervising bureau at the provincial level according to the price determination policies adopted by the Central Government.

On November 21, 2000, the former State Development and Planning Commission of the PRC promulgated the Notice Regarding Rules on Application for Approval for the Prices of Pharmaceutical Products set by the PRC Government, stating that:

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

Research and Development

As a pharmaceutical manufacturer, Dragon’s research and development activities mainly focus on the improvement of product quality and production technology. In order to fulfill those objectives, the research and development department utilizes both internal and external resources, such as cooperation with universities and other research laboratories.  From time to time the Company, through its subsidiary, has established on-going collaborations on the development of production techniques with external research institutes such as universities and other research laboratories.

Total expenditures on research and development for the years ended December 31, 2007 and 2006 were $492,571 and $327,541, respectively.

Geographical Breakdown

71% and 63% of the Company’s revenues for the years ended December 31, 2007 and 2006, respectively, were derived from customers located in China. The Company had sales of $20.86 million in the Chemical Division to customers in India, representing 24% of the Company’s revenues for the year ended December 31, 2007; while the Company had sales of $14.45 million in the Chemical Division to customers in India, representing 28% of the Company’s revenues for the year ended December 31, 2006.  Substantially all of the Company’s assets at December 31, 2007 and 2006 were located in China.

Suppliers

The Company uses many different raw materials in the manufacturing process of its pharmaceutical products. The Company mainly sources its raw materials in China, but also purchases raw materials from some overseas markets.  The Company has not entered into any supply contracts with any of its suppliers which exceed twelve months. During 2007, the Company did not experience any significant difficulties in sourcing raw materials and the management of the Company does not anticipate that, if required, it will face any material difficulties in sourcing its raw materials from alternative suppliers.

Customers

For the Chemical Division, the Company’s customers are pharmaceutical companies that purchase the Company’s API and pharmaceutical intermediate for further processing and formulation.

For the formulated antibiotic products, the Company’s customers are regional wholesalers at the provincial, municipal or county level. They will then sell the drugs to hospitals and clinics within their territories.

Employees

As of December 31, 2007, the Company had 9 employees in North America and approximately 2,104 employees in China. Employees in China are union members under the Chinese law and there has been no labor dispute.

ITEM 1A

RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, the Company’s financial condition or results of operations could be materially affected.

Certain Officers and Directors have significant control.

Messrs. Han and Weng and Ms. Liu, who are officers and/or Directors of the Company, own, in the aggregate, 67.05% of the Company’s issued and outstanding shares of common stock. As a result, these shareholders will be able to control certain corporate governance matters requiring shareholders' approval. Such matters may include the approval of significant corporate transactions requiring a majority vote without seeking other shareholders' approval. They will also have the ability to control other matters requiring shareholder approval including the election of directors that could result in the entrenchment of management.

Dragon has a negative working capital and it must restructure the short-term loans.

As of December 31, 2007, the Company had current liabilities of $55.17 million and current assets of $38.81 million, including cash and cash equivalents of $4.74 million and accounts receivables of $9.92 million.  The excess of current liabilities over current assets is mainly due to the fact that the Company financed its operations and increased sales and production level for both its Chemical and Pharma Divisions through operating revenues, accounts payables and short-term loans. As a result, Dragon must, during the upcoming twelve months, negotiate with its banks to restructure or renew its notes. Assuming that Dragon is successful in renegotiating its notes and that vendors continue to work with Dragon regarding accounts payables, Dragon believes that it will be able to fund its operations from product sales for the near future. However, there is no assurance that the Company will be able to renegotiate and extend its loans.  If the Company’s banks do not extend its loan or if they are extended on unfavourable terms, the Company may be adversely affected.

Dragon relies heavily on main clients.

Sales to the Company’s five largest customers accounted for approximately 45.55% and 61.28% of the Company’s sales for the year ended December 31, 2007 and 2006, respectively; while sales to the Company’s largest customer accounted for approximately 20.24% and 27.53%, respectively. Although the Company does not anticipate that there will be a material change in these customer relationships, a change in demand for these products due to world competition, market forces or other factors outside of the control of client, could adversely affect its sales and net income.

Dragon relies heavily on the sale of a key product.

Dragon's top product for 2007 and 2006 was 7-ACA and sales for the product amounted to approximately $50.39 million and $33.99 million during 2007 and 2006, respectively, representing approximately 58.75% and 64.86% of Dragon's total sales for those periods. Although the Company does not anticipate that a material change in demand for this product, a change in demand for this product due to world competition, market forces or other factors outside of its control, could adversely affect the Company’s sales and net income.

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

The Company intends to raise additional capital through the issuance of equity securities that will dilute the ownership of other shareholders.

The Company intends to raise additional capital through the issuance of its equity securities to finance its growth and reduce short-term debt and other liabilities.  No assurance can be given that the Company will be successful in its efforts. Furthermore, the issuance of equity securities will reduce other shareholders' ownership in the Company.

The Company may be subject to product liability claims in the future that could harm its business and reputation.

Product liability claims may arise if harmful products are sold to members of the public or if there are any alleged harmful effects from the consumption of the Company’s products. Under current Chinese laws, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products, including having their business licenses revoked and facing criminal liability. Consistent with industry practice in China, Shanxi Weiqida does not carry liability insurance coverage. Should any product liability claim be brought against the Company, there is no assurance that it would not have an adverse impact on its business, profitability or business reputation.

The Company will be dependent upon the services of Mr. Han.

Mr. Yanlin Han is the Company’s largest shareholder and serves as its CEO and Chairman of the Board. As a result, the Company’s operations will be dependent on Mr. Han who has been the driving force behind the Company.  If something happens to Mr. Han, this could divert management's time and attention and adversely affect the management’s ability to conduct the business operations effectively.

Dragon relies heavily on the China market and changes in the market could harm its business.

During 2007 and 2006, 71% and 63% of Dragon's sales, respectively, were derived from China. It is anticipated that Dragon’s products in China will continue to represent a significant portion of sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Dragon could be affected by any adverse changes in economic, political and social conditions in China. For example, if legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria or manufacturing requirements should be proposed and adopted, such new legislation or regulatory requirements may have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, the Company will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, the management of the Company is unaware of any China legislative proposals that could adversely affect the Company’s business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Dragon, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or the Company’s operations.

Certain products are subject to price controls and if the related manufacturing costs increase, the Company’s potential profits may be harmed.

In July 2000, in an effort to enhance market competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People's Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. According to the policy, the price of pharmaceutical products and biotech products is subject to the control by government bureaus at state and provincial levels. In the event that the sale prices of the Company’s products are limited by government bureaus at the state and provincial levels, this may have an adverse effect on the Company’s net income, especially if the Company’s costs associated with those products increase.  All formulation drugs from the Company’s Pharma Division are subject to retail price control imposed by the government administration authorities, which accounted for approximately 19.70% of 2007 sales and 12.61% of 2006 sales. If manufacturing costs increase for these products that are subject to price ceilings, and the retail price for those products is not adjusted upwards, the Company’s profitability will be adversely affected.

Dragon is required to maintain compliance with GMP standards.

All pharmaceutical manufacturers in China, including Shanxi Weiqida, a subsidiary of Dragon, are required to comply with certain Good Manufacturing Practice, or GMP, standards by certain time limits and, if not met, their pharmaceutical manufacturing enterprise permits will be revoked or they will not be renewed and accordingly production will have to be terminated. A GMP certificate is valid for five years from the issuance date of the certificate.

Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. Shanxi Weiqida's GMP certificate for the clavulanic acid facility of the Chemical Division will expire and is subject to recertification in January 2009, and the GMP certificate for the formulated injectable facility under the Pharma Division will expire and is subject to recertification in May 2012. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida's costs in the future. If the recertification of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on the Company’s profitability.

Currency conversion and exchange control could adversely affect the Company’s operations and profitability.

The sales and expenses of Shanxi Weiqida are substantially settled in Renminbi, or RMB, however, the Company’s financial statements are reported in U.S. dollars. Accordingly, the Company’s net income, the value of its assets and its ability to pay dividends, if any, in U.S. dollars may be adversely affected by negative changes in the exchange rate of RMB against the U.S. dollar or other currencies.

Major reforms have been introduced to the foreign exchange control system of China. In 1994, the previous dual exchange rate system for RMB was abolished and a unified floating exchange rate system, based largely on supply and demand, was introduced. Since December 1996, under the rules of International Monetary Fund, or IMF, China has provided a free exchange of current accounts, while capital accounts have been subject to foreign exchange control. Foreign exchange transactions under a capital account, including foreign currency-denominated borrowings from foreign banks and principal payments in respect of foreign currency denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange. However, the payment in and transfer of foreign exchange for current international transactions, such as the payment of dividends or other distributions to shareholders, is deemed a current account and therefore is not subject to Chinese government controls or restrictions. Although China's commitment to IMF is unlikely to change, limitations on foreign exchange could affect the Company’s ability to obtain foreign exchange for capital expenditures and the Company continues to be exposed to negative changes in exchange rates.

On July 22, 2005, the Chinese government decided to no longer peg the value of the Renminbi to the US dollar but rather to a basket of currencies of its largest trading partners.  The result was an appreciation of the Renminbi against the value of the US dollar. The effect of the revaluation was an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income.

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

Dragon competes in the generic drug segment of the pharmaceutical industry and has no patent protection for any of its products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for Dragon's products. Further, many of these competitors are larger and have greater resources and market presence than Dragon. Larger competitors may, as a result of economies of scale, be able to afford to sell competing products at lower prices than Dragon. This will have an adverse effect on Dragon's profitability. These competitors include Harbin Pharmaceutical Group Holding Co. Ltd, Shijiazhuang Pharmaceutical Group Co., Shanghai Pharmaceutical Co., Ltd. and North China Pharmaceutical Co., Ltd..  As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by Dragon. Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to those of Dragon at a lower cost.

Chinese economic planning could negatively impact the pharmaceutical market in which the Company’s products are sold.

China has a long history of a planned economy and is still subject to plans formulated by the Central Chinese government. In recent years, the Chinese government has introduced economic reforms aimed at transforming the Chinese economy from a planned economy into a market economy with socialist characteristics. These economic reforms allow greater utilization of market forces in the allocation of resources and greater autonomy for enterprises in their operations. However, many rules and regulations implemented by the Chinese government are still at an early stage of development and further refinements and amendments are necessary to enable the economic system to develop into a more market oriented form. No assurance can be given that any change in economic conditions as a result of the economic reform and macroeconomic measures adopted by the Chinese government will have a positive impact on the Chinese economic development or its pharmaceutical sector, which is the market where the Company’s products are sold. At the same time, there can be no assurance that such measures will be consistent and effective or that the Company will benefit from or will be able to capitalize on all such reforms.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate administrative office is located at Suite 310, 650 West Georgia Street, Vancouver, British Columbia, Canada covering 2,222 square feet for approximately Cdn$73,000 ($78,431) per annum until March 31, 2011.  From March 2006 to March 2007, the Company subleased its original corporate administrative office space at 1055 West Hastings, Suite 1900, Vancouver, British Columbia, Canada V6E 2E9.  The Company recovered $124,000 and $41,000 during fiscal 2006 and 2007, respectively, under its sublease agreement.

Company’s production facilities are all located in Datong city, China.  The Company’s own production campus, with a total area of approximately 947,200 square feet, houses the clavulanic acid and 7-ACA production facilities with its own boiler, power, steam and water facilities.  The land use right for this campus expires in August 2053.

During the fourth quarter of 2007, the Company signed a one-year operating lease agreement to lease a manufacturing facility, with a total area of approximately 84,000 square feet, together with certain production assets in Datong, China to produce its formulation products for the Pharma Division.  This facility also includes several workshops for other crude bulk drugs and sterilized bulk drugs for cephalosporin antibiotics.  The annual lease payment is RMB 12 million or approximately US$1.7 million.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during the fourth quarter.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock began quotation on the OTC Bulletin Board on October 9, 1998 under the symbol "DRUG". In addition, the Company’s shares of common stock are listed on the Toronto Stock Exchange under the symbol "DDD" and are quoted on the Berlin-Bremen Exchange, the Frankfurt Exchange and the XETRA Exchange under the symbol "DRP". The OTC Bulletin Board represents the Company’s primary market.  The Company’s common stock being quoted and traded on the Berlin-Bremen Exchange, Frankfurt Exchange and XETRA Exchange are without the Company's prior knowledge. The following quotations reflect the high and low bids for the Company’s common stock on a quarterly basis for the past two fiscal years as quoted on the OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2007	$1.24	$0.35
September 30, 2007	$0.51	$0.33
June 30, 2007	$0.51	$0.32
March 31, 2007	$0.44	$0.28

December 31, 2006	$0.54	$0.30
September 30, 2006	$0.58	$0.41
June 30, 2006	$0.94	$0.45
March 31, 2006	$0.78	$0.57

Holders

As of March 15, 2008, there were 58 registered holders of the Company’s common stock.  Many of the shares of common stock are held in street name and there may be additional beneficial holders of the Company’s common stock.

Dividend Policy

The Company has paid no dividends on its common stock since its inception and may not do so in the future. For the foreseeable future, the management expects earnings, if any, will be retained to finance the growth of the Company.

ITEM 6.

SELECTED FINANCIAL DATA

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of the Company’s future performance or results, and the Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors."  This section should be read in conjunction with the Company’s consolidated financial statements.

The following discusses the Company’s financial condition and results of operations for the years ended December 31, 2007 and 2006 based upon the Company’s audited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. Since the Company sold part of the Pharma Division business on July 1, 2006, the financial results of that part of the Pharma Division business sold were reclassified as discontinued operations in the Company’s results of operations for the year ended December 31, 2006.  In addition, the Company also sold the Biotech Division during 2007. Therefore, the results for the Biotech Division have been shown separately as discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2006 and 2007.

Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006

Sales for the year ended December 31, 2007 increased 64% to $85.78 million from $52.41 million for the same period in 2006.  $60.5 million or approximately 71% of the sales for the year ended December 31, 2007 were generated from the sales of products in the Chinese market, and the remaining $25.28 million or approximately 29% were generated from the sales of products in the markets outside of China.  By comparison, 63% of the sales for the year ended December 31, 2006 were generated from the sale of products in the Chinese market while the remaining 37% of the sales were generated in the international market outside of China.  For the year ended December 31, 2007, $16.9 million or approximately 20% of the sales were from the Pharma Division and $60.93 million or 80% of sales were from the Chemical Division.  For the same period in 2006, 13% of sales were from the Pharma Division and 87% of sales were from the Chemical Division. The increase in sales for the full year of 2007 as compared to the prior year was primarily due to an increase in selling price and volume of 7-ACA and formulation drugs as well as increased sales volume of clavulanic acid.

Cost of sales for the year ended December 31, 2007 was $67.99 million compared to $44.16 million for the same period in 2006.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Chemical and Pharma Divisions.  Gross profit and gross margin for the year ended December 31, 2007 were $17.79 million and 20.74% compared to $8.25 million and 15.74% for the same period of 2006.  The increase in gross margin was mainly due to improving margins in the Chemical Division, particularly in 7-ACA production, as a result of an increase in market price and decrease in production cost as a result of technology improvement.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Chemical Division and the Pharma Division.  The Company sold the assets of the biotech Division during the fourth quarter of 2007 and therefore the results of the former biotech Division have been reclassified as discontinued operations.

Chemical Division

Sales for the Chemical Division for the year ended December 31, 2007 were $68.88 million, representing a 50% increase from the revenues of $45.80 million during the same period in 2006.  Sales from both the Chinese and international market increased 64% and 32% respectively from 2006 to 2007.  The increase in sales is mainly due to an increase in selling price and volume for 7-ACA together with an increase in sales volume for clavulanic acid.

The Chemical Division’s gross margin for the year ended December 31, 2007 was 28.13% compared to 19.86% for the year ended December 31, 2006. The increase in gross margin mainly reflected the increase in selling price for 7-ACA combined with the decrease of production cost as a result of an improved production technology.

Pharma Division

The Pharma Division’s sales for the year ended December 31, 2007 were $16.90 million, accounting for 20% of the total sales of the Company.  By comparison, Pharma Division’s sales were $6.61 million for the same period in 2006, contributing 13% of the total sales of the Company.  The 156% increase in sales of the Pharma Division during 2007 as compared to 2006 was mainly due to the increase in both sales volume with and selling prices as the Company has further expanded its market share in the Chinese market with a more focused product line and sales strategies.

The overall gross margin for the Division for the year ended December 31, 2007 was -9.36% as compared to -12.77% for the same period of 2006.  The improvement in the gross margins was due to a increase in selling price while the Company has been pursuing a sales strategy to capture additional market share from competitors.

Expenses. Total operating expenses were $10.92 million for the year ended December 31, 2007. The major category of operating expenses was general and administration expenses of $7.24 million, selling expense of $3.14 million, and depreciation and amortization expenses of $0.55 million.  Total operating expenses were $7.71 million for the year ended December 31, 2006 with the major expenses being general and administration expenses of $5.53 million, selling expense of $1.67 million, and depreciation and amortization expenses of $0.51 million.

Included in the general and administration expenses for the year ended December 31, 2007 was $1.07 million non-cash stock based compensation. Comparatively, the non-cash stock based compensation for the prior year was $0.39 million.

The increase in operating expenses of $3.21 million for the year ended December 31, 2007 as compared to the same period for the prior year reflects the increase in non-cash stock-based compensation expense and consulting fees related to the compliance of Sarbanes-Oxley Act and increased selling expenses due to an increase in revenues for both the Chemical and Pharma Divisions.

Other Expense   During the year ended December 31, 2007, the Company recognized a net other expense of $1.27 million.  This amount primarily consisted of $2.50 million of interest expense (including $ 2.03 million cash interest expense and $0.47 million non-cash accreted interest expense on the long term payable)  which was offset partly by a $1.07 million government grants for bringing in investment and new technology to Datong city and subsidies for mandated employee benefit contributions.  Other expenses for the year ended December 31, 2006 were 1.69 million.

After-tax Income / (Loss) from Continuing Operations  The Company realized an after-tax Income from Continuing Operations of $4.9 million for the year ended December 31, 2007 as compared to an after-tax loss from Continuing Operations of ($0.90) million for the year of 2006.  The improvement can be attributed to the growth of revenues from increased sales and production volumes and increased margins in both the Chemical and Pharma Divisions.

After-tax Income / (Loss) from Discontinued Operations.  During the fourth quarter of 2007, the Company sold the assets of the Biotech Division to an unaffiliated party. As a result, the operating results of the Biotech Division have been reclassified as discontinued operations in the Company’s audited Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2007 and 2006.

Furthermore, during the third quarter of 2006, the Company completed the sales of part of the Formulation business and the Registration Documentation Services to an unaffiliated party. As a result, the operating results of this business were reclassified as discontinued operations in the Company’s audited Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006.

For the year ended December 31, 2007, the Company recognized an after-tax loss from discontinued operations of $2.40 million, which was mainly due to the non-cash write-off of $2.14 million for intangible assets and $0.97 million for goodwill. These intangible assets and goodwill in the Biotech Division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.  The non-cash write-off of the Biotech Division’s intangible assets and goodwill had no cash impact to the Company’s financial results but created a loss from discontinued operations for the full year of 2007.  Excluding the impact of the $3.11 million non-cash write-off of the intangible assets and goodwill in the discontinued operations, the Biotech Division would have been profitable for the full year of 2007.

By comparison, for the year ended December 31, 2006, the Company has an after-tax income from discontinued operations of $5.43 million which was mainly attributed to the gain from sales of part of the Pharma Division in 2006.

Net Income

 For the year ended December 31, 2007, the Company had a net profit of $2.5 million, out of which continuing operations generated a net income of $4.90 million (net of a non-cash stock based compensation expense of $1.07 million) and discontinued operations generated a net loss of ($2.40) million, which included a non-cash write-off of $3.11 million of intangible assets and goodwill with the sales of the Biotech Division.

By comparison, the Company had a net profit of $4.53 million for the same period in 2006 which included a net loss of ($0.90) million from continuing operations (net of a non-cash stock based compensation expense of $0.39 million) and a $5.43 million after-tax income from discontinued operations.

Comprehensive Income

Including a gain on foreign currency translation of $2.86 million, the Company had a comprehensive income of $5.36 million for the full year of 2007, compared to a comprehensive income of $5.72 million for the same period of 2006, which included a gain on foreign currency translation of $ 1.18 million. The gain on foreign currency translation results from translation of the financial statements expressed in RMB to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income / (Loss) per Share from Continuing Operations

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 64,640,625 and 62,878,004 for the full year of 2007 and 2006 respectively.  The outstanding common stock options have no significant dilutive effect on the weighted average number of shares outstanding.

Net Income per share from continuing operations was $0.08 for the full year of 2007 and a net loss of $(0.01) per share for the same period of 2006.

Net Income / (Loss) per Share from Discontinued Operations Company’s net loss per share from discontinued operations was $(0.04) for the full year of 2007 as compared to a net profit of $0.08 per share for the same period of 2006.

Basic Net Income per Share

Net income per share for the full year of 2007 was $0.04 per share which was the net of $0.08 net income per share from continuing operations and $(0.04) net loss per share from discontinued operations.  In 2006, net income per share was $0.07 which is the net of a ($0.01) per share net loss from continuing operations and $0.08 per share net income from discontinued operations.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at December 31, 2007, Shanxi Weiqida’s reserve fund was $3.83 million, 7.6% of its registered capital.

Liquidity and Capital Resources

As of December 31, 2007, Dragon had current liabilities of $55.17 million and current assets of $38.81 million, including cash of $4.74 million and accounts receivables of $9.92 million. The deficiency in working capital is mainly due to some long-term accounts payables and bank loans becoming due within a year and therefore transferred from long-term liabilities to short-term liabilities.

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

As of December 31, 2007, Dragon had current liabilities of $55.17 million as follows:

Accounts Payable		$9.32 million
Other Payables and Accrued Expenses		$20.24 million
Loans Payable-Short Term:
- RMB 1.15 million loan payable to a bank, interest rate of 8.748% per annum, secured by machinery and equipments, due Sep. 25, 2008	$0.16 million
- RMB 5.53 million loan payable to a bank, interest rate of 8.748% per annum, secured by machinery and equipments, due Sep. 25, 2008	$0.76 million
- RMB 20.00million loan payable to a bank, interest rate of 7.956% per annum, secured by machinery and equipments, due Jan. 8, 2008	$2.73 million
- RMB 3.85 million loan payable to a bank, interest rate of 9.072% per annum, guaranteed by a third party, due Apr. 21, 2008	$0.53 million
- RMB 38.80 million loan payable to a bank, interest rate of 9.711% per annum, secured by machinery and equipments, due Dec. 23, 2008	$ 5.30million
- RMB 13.50 million loan payable to a bank, interest rate of 9.711% per annum, secured by machinery and equipments, due Dec. 23, 2008	$1.84 million
- RMB 89.61 million loan payable to a unrelated third party, interest rate of 7% per annum and uncollateralized, due October 1, 2008	$12.25 million
- RMB 4.09 million loan payable to a unrelated third party, non-interest bearing and unsecured, due September 30, 2008	$0.56 million
- RMB 10.00 million loan payable to a bank, interest rate of 6.732% per annum, secured by land and buildings, due Feb13, 2008	$1.37 million
Loans Payable - Short Term Subtotal		$25.50 million
Due to related companies		$0.11 million

Total Current Liabilities		$55.17million

As of December 31, 2007, Dragon had outstanding short-term loans (less than one year term) totaling $25.5 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At December 31, 2007, Dragon had long-term loan payable of $12.44 million. During the year ended December 31, 2007, Dragon financed its operations and increased production level at its Chemical Division through operating revenues, accounts payables and short-term loans.  Dragon intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into Dragon common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 7A

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements pertaining to Dragon are filed as part of this annual report.  The Company has elected to provide the information required by Item 8 (b).

Report of Independent Accountants	31
Year-end Consolidated Balance Sheets	32
Year-end Consolidated Statements of Operations	33
Year-end Consolidated Statements of Stockholders' Equity	34
Year-end Consolidated Statements of Cash Flows	35-36
Notes to Consolidated Financial Statements	37-62

DRAGON PHARMACEUTICAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Expressed in Thousands ($’000) of US Dollars Except Share Data

CONTENTS

PAGE	31	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	32	CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2007 AND DECEMBER 31, 2006

PAGE	33	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	34	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

PAGE	35-36	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 20056

PAGES	37-62	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dragon Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of Dragon Pharmaceutical Inc. as at December 31, 2007 and 2006 and the consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Dragon Pharmaceutical Inc. as at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(A) to the consolidated financial statements, the Company’s recurring working capital deficiency raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters also is described in Note 1(A).  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1(N) to the Consolidated Financial Statements, effective January 1, 2007, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48).

Vancouver, Canada

/s/ Ernst & Young LLP

March 26, 2008

Chartered Accountants

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2007 AND DECEMBER 31, 2006
Expressed in Thousands ($'000) of US Dollars Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	December 31, 2007	December 31, 2006
		($'000)	($'000)
CURRENT ASSETS
Cash	17	$4,736	$1,079
Accounts receivable, net of allowances	2	9,921	3,865
Inventories, net	3	19,090	10,926
Prepaid expenses		3,539	1,183
Due from related parties	16	940	192
Deferred income tax assets	15	579	-
Assets of discontinued operation	7(A)	-	682
Total Current Assets		38,805	17,927

PROPERTY AND EQUIPMENT, NET	4,9	70,189	61,187
OTHER ASSETS
Intangible assets, net	5	1,417	107
Investments –cost		14	13
Other assets	6	3,712	-
Deferred income tax assets	15	340	-
Assets of discontinued operation	7(A)	-	4,931
Total Other Assets		5,483	5,051
TOTAL ASSETS		$114,477	$84,165

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable		$9,319	$5,511
Other payables and accrued liabilities	8	20,243	14,368
Loans payable – short-term	9	25,503	12,799
Due to related parties	16	106	300
Liabilities of discontinued operation	7(A)	-	1,169
Total Current Liabilities		55,171	34,147

LONG-TERM LIABILITIES
Long term accounts payable	10	-	4,050
Loans payable – long-term	9	12,442	7,035
Total Long-Term Liabilities		12,442	11,085
TOTAL LIABILITIES		67,613	45,232

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of
$0.001 each common shares issued and outstanding
2007: 66,374,507 2006: 62,878,004		66	63
Additional paid-in capital		42,681	33,412
Retained earnings		(4,488)	855
Reserves		3,833	2,693
Accumulated other comprehensive income		4,796	1,934
Due from stockholder		(24)	(24)
Total Stockholders’ Equity		46,864	38,933

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$114,477	$84,165

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006
Expressed in Thousands of US Dollars ($'000) Except Share and Per Share Data

	Note	2007	2006
		($ '000)	($ ' 000)
SALES	11	$85,782	$52,410
COST OF SALES		67,990	44,160
GROSS PROFIT		17,792	8,250
OPERATING EXPENSES
Selling expense		3,137	1,672
General and administrative expenses		7,241	5,528
Depreciation and amortization		547	512
Total Operating Expenses		10,925	7,712

INCOME FROM OPERATIONS		6,867	538
OTHER INCOME / (EXPENSE)
Interest expense		(2,497)	(3,176)
Other income	12(B),13(A)	1,239	1,689
Other expense		(15)	(198)
Total other income / (expense)		(1,273)	(1,685)

INCOME/ (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES		5,594	(1,147)

INCOME TAX (EXPENSE) / RECOVERY		(696)	252
INCOME / (LOSS) FROM CONTINUING OPERATIONS		4,898	(895)
INCOME / (LOSS) FROM DISCONTINUED OPERATIONS
Formulation business	7(B)	-	5,138
Biotech division	7(A)	(2,397)	291
		(2,397)	5,429
NET INCOME		2,501	4,534

OTHER COMPREHENSIVE INCOME
Foreign currency translation		2,862	1,184
COMPREHENSIVE INCOME		$5,363	$5,718

Earnings / (Loss) per share - basic and diluted
- from continuing operations		$0.08	$(0.01)
- from discontinued operations		$(0.04)	$0.08
- net income		$0.04	$0.07

Weighted average number of shares outstanding during the period
- basic		64,640,625	62,878,004
- diluted		64,640,625	62,878,004

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional			Accumulated
	Common Stock		Paid-In	Retained		other compre-	Due from
						hensive
	Shares	Amount	Capital	Earnings	Reserves	income	Stockholder	Total
		($'000)	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)

Balance, December 31, 2005	62,878,004	$63	24,318	5,100	2,628	750	(29)	32,830
Notes receivable – stockholders							5	5
Other comprehensive income
- foreign currency translation						1,184		1,184
Stock compensation expense			387					387
Transfer from reserves:
- to additional Paid-in Capital (Note 14 (A))			766		(766)			-
Transfer from retained earnings to								-
-additional Paid-in Capital: (Note 14 (A))			7,941	(7,941)				-
-to reserves (Note 14 (A)):				(838)	838			-
-to Staff welfare fund (Note 14 (A)):					(7)			(7)
Net income for the year				4,534				4,534
Balance, December 31, 2006	62,878,004	$63	$33,412	$855	$2,693	$1,934	$(24)	$38,933
Common shares issued	3,496,503	3	1,497					1,500
Comprehensive income								-
- foreign currency translation						2,862		2,862
Stock based compensation			1,068					1,068
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 14 (A))			6,704	(6,704)				-
- reserve (Note 14 (A)):				(1,140)	1,140			-
Net income for the year				2,501				2,501
Balance, December 31, 2007	66,374,507	$66	$42,681	$(4,488)	$3,833	$4,796	$(24)	$46,864

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006
EXPRESSED IN THOUSANDS OF US DOLLARS ($ '000)

		2007	2006*
		($'000)	($'000)
CASH FLOWS FROM OPERATING ACTIVITIES:	$
Income / (loss) from continuing operations		4,898	(895)
Adjustments to reconcile net income to net cash provided by operating
Depreciation and amortization		5,613	4,840
Stock compensation expense		1,068	387
Accreted interest on long term payable		463	1,567
Gain on disposal of cell line (Note 12(A))		-	(1,000)
Loss on disposal of assets		14	40
Deferred income tax expense		(883)	-
Changes in operating assets and liabilities
Accounts receivable		(4,465)	11
Inventories		(7,110)	(1,514)
Prepaid expenses		(2,123)	54
Accounts payable		3,294	3,023
Amount due from related parties		(941)	(171)
Other payables and accrued expenses		2,840	5,299
Cash provided by continuing operations		2,668	11,641
Cash provided by (used in) discontinued operations		151	(2,662)
Net Cash provided by Operating Activities		2,819	8,979

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment		(9,182)	(6,764)
Proceeds on disposition of assets		1,514	-
Government grants received in advance		2,101	-
Deposit for land and constructions		(3,564)	-
Cash used in continuing operations		(9,131)	(6,764)
Cash provided by discontinued operations		525	9,031
Net Cash provided by (used in) Investing Activities		(8,606)	2,267

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from stockholder		-	5
Repayment of long-term account payable		(4,538)	(8,577)
Proceeds from non-interest bearing demand loans		978	564
Proceeds from loans payable		26,641	17,695
Repayment of loans		(15,182)	(21,519)
Proceeds from common shares issued		1,300	-
Net Cash provided by (used In) Financing Activities		9,199	(11,832)

EFFECT OF EXCHANGE RATE CHANGES ON CASH		245	354

NET INCREASE (DECREASE) IN CASH		3,657	(232)
CASH AT BEGINNING OF YEAR		1,079	1,311

CASH AT END OF YEAR		$4,736	1,079

Cash paid during the year for interest expense, net of capitalized interest		$2,034	1,827
Cash paid during the year for income taxes		$5,964	955

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Expressed in Thousands ($'000) of US Dollars Except Share Data

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $26,000 and $127,000  during 2007 and 2006, respectively.

* Cash flow for the year ended December 31, 2006 was reclassified to reflect the results of discontinued operations. (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and principal activities

The Company was originally formed on August 22, 1989, as First Geneva Investments, Inc. First Geneva Investments was formed for the purpose of evaluating and acquiring businesses.  On August 17, 1998, the Company acquired Allwin Newtech Ltd., a British Virgin Islands corporation. Allwin Newtech Ltd. was formed on February 10, 1998, for the purpose of developing pharmaceutical products in China. Allwin Newtech Ltd. owned certain technology used to enhance the efficiency of producing EPO.  On September 21, 1998, First Geneva Investments Inc. changed its name to Dragon Pharmaceutical Inc.

On January 12, 2005, the Company completed the acquisition of Oriental Wave Holding Limited (“Oriental Wave”). Oriental Wave was principally engaged in the production and sale of pharmaceutical products.  In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively owned 70.78% of the outstanding shares.

The Company is a pharmaceutical company focusing on antibiotic drugs.  Subsequent to the sale of the biotech division during the fourth quarter of 2007, the Company has two key business units consisting of a  Chemical Division for manufacturing bulk active pharmaceutical ingredient (API) and pharmaceutical intermediates such as 7-ACA and Clavulanic Acid, and a Pharma Division for manufacturing formulated Cephalosporin antibiotics.

The Company currently has three production facilities in Datong, China, including two GMP (“Good Manufacturing Practice”) production facilities certified by Chinese State Food and Drug Administration ("SFDA"): one leased pharmaceutical facility with a capacity of producing Cephalosporin antibiotic injectables, and one chemical facility producing bulk Clavulanic Acid.  The third facility produces bulk 7-ACA, an intermediate for Cephalosporin antibiotics by a fermentation process. 7-ACA is an intermediate and no GMP is required for the production facility. The Company currently has 48 formulated drugs and 26 Sterilized Bulk drugs that are approved by the Chinese SFDA.  Formulated drugs under the Pharma Division are sold only in the Chinese markets while bulk drugs from the Chemical Division are sold in both Chinese and selected international markets.

The Company’s headquarters, located in Vancouver, British Columbia accommodates corporate functions such as financial reporting, SEC compliance, corporate finance, internal control and investor relations.  The Company also has corporate offices in Beijing & Datong, China to manage its businesses in China including strategy formulation in the Chinese market, product development, production and sales and marketing management.

(B) Basis of presentation and accounting policies

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

Huaxin Bio-pharmaceutical Co. Ltd. (“Huaxin”) (incorporated in China), Allwin Biotrade Inc. (incorporated in the British Virgin Islands) and Dragon Pharmaceuticals (Canada) Inc. (incorporated in Canada).  All significant inter-company balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $16.37 million as at December 31, 2007, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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

(C) Use of Estimates

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Accounts Receivable

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

(F) Investments

The Company’s investment in a private company represents less than 1% of the total equity of the private company as of December 31, 2007.  The investment is carried at cost and written down to estimated fair market value when indications exist that this investment has other than temporarily declined in value.  As of December 31, 2007, no impairment in the value of the investment has been recorded.

(G) Inventories

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

(H) Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Land use rights are recorded at cost, less accumulated amortization.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives, less an estimated residual value.  The estimated useful lives are as follows:

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

(I) Intangible Assets

Intangible assets represent acquired customer base and production technology, licenses and permits for the production and sales of pharmaceutical products in China and are amortized on a straight-line basis over a period of seven or ten years.

Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is determined using a discounted cash flow analysis.

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

(L) Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense totaled $11,000 and $31,000 for the years ended December 31, 2007 and 2006, respectively.

(M) Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditures on research and development charged to general and administrative expenses for the years ended December 31, 2007 and 2006 were $493,000 and $327,000, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.  Upon adoption and as of December 31, 2007, the Company had no interest and penalty accrual or expense.

The Company files income tax returns in the United States, Canada and China tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to seven years from the date they are filed. The Company is currently not under examination by any authority for income tax purposes.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

(O) Foreign Currency Translation

Shanxi Weiqida, Huaxin and Dragon Pharmaceuticals (Canada) Inc. maintain their accounting records in their functional currencies (Renminbi Yuan and Canadian dollar, respectively), however, the Company’s reporting currency is U.S. dollars. The financial statements of the Company’s subsidiaries having a functional currency other than US dollars are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income. Foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income in the period.

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

(Q) Segments

The Company operated until November 2007 in three reportable segments, Chemical Division, Pharma Division and Biotech Division. On November 5, 2007, the Company signed an agreement with a non-affiliated third party to sell the assets of the biotech operation. The biotech operation has been categorized as a discontinued operation. Accordingly, the financial position, results of operations, and cash flows for this division have been reported as discontinued operation in the consolidated financial statements for all years presented.

(R) Earnings Per Share

Earnings per share are computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share, as determined using the treasury stock method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 9,975,000 and 5,312,500 common shares that are outstanding at December 31, 2007 and 2006, respectively, are not dilutive.

(S) Government grants

The Company received grants from federal and provincial governments. Government grants are recognized only when there is reasonable assurance that the Company will comply with any conditions attached to the grant and the grant will be received.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

A grant relating to current expenditures is reported separately as 'other income' in the period in which the grant is earned and the expenditures have been incurred.  A grant relating to capital assets is recorded as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

(T) Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-Based Payment (SFAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all share-based payments at fair value in the consolidated statement of income. Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

(U) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R if and when a future acquisition occurs.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released FSP No. FAS 157-2. FSP No. FAS 157-2 defers the effective date of FASB 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants and will continue to use the “simplified” method until the Company has sufficient data to provide a reasonable estimate of expected term in accordance with SAB 110.

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
	(‘000)	(‘000)

Trade receivables	$8,203	$3,905
Amount due from sale of biotech division (Note 7(A))	1,613	-
Other receivables	813	666
Less: allowance for doubtful accounts	(708)	(706)

Accounts receivable, net	$9,921	$3,865

For the year ended December 31, 2007, the Company recorded a provision for doubtful accounts of $15,000 in the Consolidated Statements of Operations compared to $243,000 for the year ended December 31, 2006.

NOTE 3

INVENTORIES

Inventories at December 31, 2007 and December 31, 2006 consisted of the following:

	December 31, 2007	December 31, 2006
	(‘000)	(‘000)

Raw materials	$6,864	$3,633
Work-in-progress	7,642	2,474
Finished goods	5,492	5,055
	19,998	11,162
Less: provision	(908)	(236)
	$19,090	$10,926

For the year ended December 31, 2007, the Company recorded an inventory provision for lower of net realizable value or cost of $629,000 in the Consolidated Statements of Operations compared to a recovery from provision for lower of net realizable value or cost of $321,000 for the year ended December 31, 2006.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2007 and December 31, 2006:

	December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	(‘000)	(‘000)	(‘000)

Plant and equipment	$63,268	$15,573	$47,695
Land use rights and buildings	17,918	1,132	16,786
Motor vehicles	794	232	562
Furniture and office equipment	2,866	1,498	1,368
Construction in progress	3,778	-	3,778
	$88,624	$18,435	$70,189

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
	(‘000)	(‘000)	(‘000)

Plant and equipment	$44,850	$10,171	$34,679
Land use rights and buildings	17,203	783	16,420
Motor vehicles	659	124	535
Furniture and office equipment	2,296	1,022	1,274
Construction in progress	8,279	-	8,279
	$73,287	$12,100	$61,187

Depreciation expense for the years ended the December 31, 2007 and 2006 was $ 5,579,000 and $4,835,000 respectively. Land use rights and equipment with a net book value of $37 million are pledged as collateral for $12 million in loans payable (Note 9).

During the year ended December 31, 2007, certain assets that were previously under construction and included in construction in progress, were completed and accordingly transferred to plant and equipment.  These assets included $6,034,000 related to the 7-ACA production facility and $4,350,000 related to the water treatment facility.  As the water treatment facility was transferred in December 2007, no depreciation was recorded during the year.  Assets completed during the year ended December 31, 2006 included $3,100,000 related to biotech production facilities.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

The balance of construction in progress as at December 31, 2007 represents capital expenditures for expansion of the Clavulanic acid production line.  This project is expected to be completed in 2008.

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	($'000)	($'000)

Product licenses	1,458	115
Less: accumulated amortization	(41)	(8)
	$1,417	$107

Amortization expense for years ended December 31, 2007 and 2006 was $34,000 and $5,000 respectively. Amortization expense over the next five years will be approximately $146,000 per year.

NOTE 6

Other assets

During the year ended December 31, 2007, the Company paid deposits of $3,712,000 for land and constructions cost.

The Company is actively exploring additional business opportunities which may involve an investment in a new production campus.  The Company paid the deposits to the land bureau and various contractors for the land and construction cost.  According to the agreements, the Company will notify the contractors for the final decision of the project by June 2008 and such deposits are refundable.

NOTE 7         Discontinued operations

(A) Biotech division

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation excluding finished goods on hand. According to the agreement, the buyer will pay the Company before June 2008 a total of US$ 2.14 million (or RMB 15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  The loss on disposal of biotech division is as follow:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

	$	$’000
Accounts receivable		567
Inventory -Raw materials & Work-in-progress		249
Value added tax for sales of inventories		42
Total Current Assets		858
Property and equipment		1,516
Less accounts payables and accrued liabilities		(770)
Net assets for sale		1,604
Selling price		2,138
Gain on sale of fixed assets and working capital		534
Less: write off of intangible assets and goodwill		(3,112)
Loss on disposal of biotech division		$(2,578)

Prior to December 31, 2007, the Company received $525,000 (Rmb 4 million) of the amount receivable from the buyer of the biotech division, a further of  $410,000 (Rmb 3 million) was received prior to February 29, 2008 and the remaining balance is to be received before June 2008 (Note 2).

The assets and liabilities of the biotech division included in discontinued operations for 2006 are presented in the Company’s Consolidated Balance Sheet under the caption “assets of discontinued operation”, “liabilities of discontinued operation”. The carrying amounts of the major classes of these assets and liabilities are as follows:

December 31, 2006
($'000)

Accounts receivable, net of allowances	$388
Inventories, net	294
Current assets held for sale	682
Property and equipment	1,494
Intangible assets	2,472
Goodwill	965
Total assets of discontinued operation	5,613

Accounts payable	199
Other payables and accrued liabilities	970
Total liabilities related to discontinued operation	1,169
Net assets of biotech division	$4,444

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the biotech division is as follows:

	December 31, 2007	December 31, 2006
	($'000)	($'000)

Net sales	$2,052	2,455
Cost of sales	556	691
Gross Profit	1,496	1,764
Operating and other expenses	(1,217)	(1,397)
Income before taxes	279	367
Income tax expense	(98)	(76)
Income from discontinued operation before write off of intangible assets and goodwill	181	291
Loss on disposal of biotech division	(2,578)	-
Income (Loss) from discontinued operation	$(2,397)	291

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

The operations of the formulation business sold have been reclassified and are presented in the consolidated financial statements as discontinued operations. A summary of such discontinued operations of the formulation business is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
	($'000)	($'000)

Net sales	$-	$8,480
Cost of sales	-	5,214
Gross Profit	-	3,266
Operating and other expenses	-	2,212
Income before taxes	-	1,054
Income tax expense	-	(135)
Income from discontinued operations before gain on disposal of assets	-	919
Gain on disposal of assets before income taxes	-	4,934
Income tax expense	-	(715)
Gain on disposal of assets	-	4,219
Income from discontinued operations	$-	$5,138

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006
	($'000)	($'000)

Machinery and equipment payable	$6,680	$7,330
Non-interest bearing demand loans	3,088	2,038
Current portion of long term accounts payable	2,004	1,404
Advance of Government grants *	2,187	-
Accrued expenses	3,204	1,188
Value added tax payables	69	94
Income taxes payable	1,252	319
Other taxes payable	1,038	986
Deposits received from customers	721	1,009
	$20,243	$14,368

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

The Company received $2,187,000 (RMB16 million) of government grants relating to the construction of a water treatment facility. Upon receipt of final approval of the completed project, the amount of $2,187,000 will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

For one of the non-interest bearing demand loans of $1,367,000 (RMB 10 million), the Company provided a charge on all assets as collateral.

NOTE 9

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	December 31, 2007	December 31, 2006
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $9,004,000, due January 2008 *	2,735	-

RMB 6.68 million loan payable to a bank, interest rate of 8.748% per annum, collateralized by land use right and buildings with a net book value of $5,161,000 due September 2008	913	-

RMB 3.85million loan payable to a bank, interest rate of 9.072% per annum, guaranteed by an unrelated third party, due April 2008	526	-

RMB 52.3 million loan payable to a bank, interest rate of 9.711% per annum, collateralized by land use right and building with a net book value of $22,872,000, due December 2008	7,151	-

RMB 55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009	7,520	-

RMB 89.60 million loan payable to a unrelated third party, non-interest bearing and uncollateralized, due October 2008	12,252	-

RMB 4.09 million loan payable to a unrelated third party, non-interest bearing and uncollateralized, due September 2008	559	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

RMB 10.00 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by property and equipment with a net book value of $7,627,000, due February 2008 *	1,367	-

RMB 36.00 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	4,922	-

RMB 20.00 million loan payable to a bank, interest rate of 6.138% per annum, collateralized by property and equipment with a net book value of $8,923,000, due January 2007	-	2,558

RMB 4.35 million loan payable to a bank, interest rate of 9.486% per annum, guaranteed by an unrelated third party, due April 2007	-	556

RMB 3.78 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,595,000, due September 2007	-	484

RMB 2.90 million loan payable to a bank, interest rate of 7.344% per annum, collateralized by property and equipment with a net book value of $2,535,000, due September 2007	-	371

RMB 15.00 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $3,066,000, due September 2007	-	1,919

RMB 52.3 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $8,457,000, due December 2007	-	6,690

RMB 55.00 million loan payable to a bank, interest rate of 8.19% per annum, collateralized by land use right and building with a net book value of $10,269,000, repaid in September 2007	-	7,035

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

RMB 1.70 million loan payable to a company, non-interest bearing and uncollateralized, due December 31, 2007	-	221
	37,945	19,834
Less current maturities	25,503	12,799

	$12,442	$7,035

Maturities are as follows:

Fiscal year ended December 31,
2008	$25,503
2009	7,520
2010	4,922
$37,945

* The loans payable due in January 2008 and February 2008 were repaid in 2008 (Note 19A).

NOTE 10

LONG TERM ACCOUNTS PAYABLE

	December 31, 2007	December 31, 2006
	($'000)	($'000)

Non interest bearing amounts payable to contractors related to the acquisition of plant and equipment. The amounts have been discounted using a rate of 6.5% as a result of term modifications made in 2005. The discount has been applied against the cost of the plant and equipment acquired. Due dates range from April 30, 2007 through December 31, 2008.

Future annual payments are as follows:
2007	$-	$1,458
2008	2,058	4,510
	2,058	5,968
Less: debt discount	54	514
	2,004	5,454
Less: current maturities included in other payables and accrued liabilities (note 8)	2,004	1,404
	$-	$4,050

The Company accreted interest of $463,000 and $1,567,000 during the years ended December 31, 2007 and 2006, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

NOTE 11

SEGMENTS

The Company originally operated in three reportable segments, the Pharma Division, Chemical Division and Biotech Division. The Pharma Division produces generic drugs with a focus on cephalosporin antibiotics.  The Chemical Division produces certain bulk intermediate or ingredients to sell to other pharmaceutical companies for further processing and formulation into finished products.  The Biotech Division produces Erythropoietin or EPO, an injection that stimulates red blood cell.

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation, and therefore the Biotech Division has been reclassified as discontinued operation in all years presented. (Note 7(A)).

The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 18 also). Sales relating to the Chemical Division’s 7-ACA product represented approximately 58.75% of the total sales for the year ended December 31, 2007 (2006: 64.86%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the years ended December 31, 2007 and 2006 and as of December 31, 2007 and December 31, 2006.

	Chemical Division	Pharma Division	Discontinued Operation	Total
	($'000)	($'000)	($'000)	($'000)
2007
Sales	$68,880	$16,902	$-	$85,782
Gross profit	19,375	(1,583)	-	17,792
Depreciation and amortization	5,606	7	-	5,613

As at December 31, 2007
Total assets	$100,729	$13,748	$-	$114,477
Additions to long-lived assets	14,305	895	-	15,200
Intangible assets	80	1,337	-	1,417

2006
Sales	$45,800	$6,610	$-	$52,410
Gross profit	9,094	(844)	-	8,250
Depreciation and amortization	4,840	-	-	4,840

As at December 31, 2006
Total assets	$70,413	$8,139	$5,613	$84,165
Additions to long-lived assets	3,619	45	1,855	5,519
Intangible assets	107	-	-	107

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

Geographical segments information is as follow:

	2007	2006
	($’000)	($’000)
Sales
- China	$60,500	$33,248
- India	20,864	14,452
- Other	4,418	4,710
	85,782	52,410
Total assets
- China	$114,307	$84,033
- Other	170	132
	114,477	84,165

NOTE 12

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

(B) Government grants

During the year ended December 31, 2007, Shanxi Weiqida , a wholly-owned subsidiary of the Company, applied for, and received,  non refundable grants of $116,000 ($567,910 for the year ended December 31, 2006)) from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China.

NOTE 13

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $479,000 and $426,000 for the years ended December 31, 2007 and 2006, respectively.  The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts. In 2007, $950,000 was recognized as other income and the remaining balance of the subsidies will be recognized as other income during the contribution period from January to June 2008.

(B) Loan Guarantees

The Company has guaranteed a bank loan to a supplier in the amount of $2,570,000 (RMB18.8 million), due on July 8, 2008.  Interest on the loan is charged at 9.576% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,698,000 (RMB 20.28 million). The Company provided the guarantee to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,598,000 (RMB19 million) due on September 25, 2009 and $3,896,000 (RMB 28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,506,000 (RMB 56.4 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the Articles of Association of Shanxi Weiqida, the Company is required to contribute $19,705,000 (RMB 159 million) outstanding registered capital to Shanxi Weiqida within five years from December 16, 2003.  As of December 31, 2006, the Company has fulfilled the registered capital requirement by transferring $7,941,000 of retained earnings and $766,000 of reserves of Shanxi Weiqida to registered capital. Shanxi Weiqida has registered capital of $24,175,305 (RMB200 million).

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $24,175,000 (RMB200 million) to $51,519,000 (RMB400 million). The Company is required to contribute the additional registered capital of $27,344,000 (RMB 200 million) by paying cash of $14,536,000 (Rmb106 million) and transferring $12,808,000 (RMB94 million) of retained earnings of Shanxi Weiqida within 3 years from November 20, 2007. For the year ended December 31, 2007, the Company transferred $6,704,000 (RMB49 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida. As at December 31, 2007, the Company has capital commitment of $20,640,000 (Rmb151 million) to Shanxi Weiqida.

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of December 31, 2007, the Company has contributed $1,099,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

(D) Contingent Employment Benefits

During July 2003, the Company acquired land and buildings from a government liquidator in exchange for assuming certain future employment, healthcare and land acquisition costs of the factory and its former employees.  Under the terms of the contract with the liquidator, the Company will remain contingently liable for these liabilities until the earliest of date of retirement, re-employment or death for each employee. However, as part of the sale of formulation business completed on July 1, 2006, the Company transferred these liabilities to the buyer (also see Note 7B). The Company is no longer contingently liable for these liabilities.

(E) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2008	$1,878
2009	237
2010	237
2011	177
2012	46
$2,575

The rent expense for the years ended December 31, 2007 and 2006 was $198,000 and $123,000 respectively,

During the fourth quarter of 2007, the Company signed a one-year operating lease agreement to lease a manufacturing facility, with a total area of approximately 84,000 square foot, together with certain production assets in Datong, China to produce its formulation products under the Pharma division.  This facility also includes several workshops for other crude bulk drugs and sterilized bulk drugs for Cephalosporin antibiotics.  The annual lease payment is RMB 12 million or approximately US$1.7 million.

NOTE 14

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

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

In order to fulfil Shanxi Weiqida’s additional registered capital requirement, the Company transferred $6,704,000 of retained earnings of Shanxi Weiqida to registered capital during the year ended December 31, 2007 and transferred $7,941,000 of retained earnings and $766,000 of reserves of Shanxi Weiqida to registered capita during the year ended December 31, 2006. As at December 31, 2007 and 2006, Shanxi Weiqida has registered capital of 30,879,000 (RMB249 million) and $24,175,000 (RMB 200 million), respectively (See note 13 (C )).

During the year ended December 31, 2007 and 2006, the Company appropriated reserves of $1,140,000 and $838,000, respectively, and staff welfare fund of $9,000 and $7,000, respectively, based upon the respective year’s net income.

(B) Share capital

During the year ended December 31, 2007, the Company issued 3,496,503 common shares pursuant to a private placement for $0.429 per common share, representing a 15% discount to the then current market price as allowed pursuant to the rules of the TSX.

(C) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years.

During the year ended December 31, 2007, the Company granted options to its directors and employees to purchase 4,760,000 shares at an exercise price of $0.51 (being the market price at the time) expiring on May 16, 2010. Of this grant, options to purchase 3,960,000 shares vested immediately with 400,000 options vesting on each of May 16, 2008, and May 16, 2009.

The Company did not grant any options during the year ended December 31, 2006.

The following table summarizes stock option information for the year ended December 31, 2007:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	6,437,500	$ 0.92
Forfeited	(725,000)	$ 1.09
Cancelled	(400,000)	$ 0.74
Options outstanding at December 31, 2006	5,312,500	$ 0.91
Granted	4,760,000	$ 0.51
Expired	(97,500)	$ 1.70
Options outstanding at December 31, 2007	9,975,000	$ 0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.74	8,155,000	2.45	$0.60	7,355,000	2.46	$0.61
$1.18	1,820,000	2.04	$1.18	1,820,000	2.04	$1.18
	9,975,000	2.37	$0.71	9,175,000	2.37	$0.73

The Company recorded stock based compensation expense of $1,068,000 for the year ended December 31, 2007 ($387,000 for December 31, 2006) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the year ended December 31, 2007 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility –67.23%; risk-free rate -– 4.58%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the option granted during the year ended December 31, 2007 was $0.25 per share. The fair value of the options is being expensed on a straight line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at December 31, 2007 and 2006 was $960,000 and $nil, respectively.  For the years ended December 31, 2007 and 2006, no stock options were exercised.  The estimated fair value of stock options vested during the years ended December 31, 2007 and 2006 was $1,008,000 and $258,000 respectively.  There is approximately $134,000 of unrecognized compensation expense as of December 31, 2007 that is expected to be recognized over the next 18 months.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

NOTE 15

INCOME TAXES

Shanxi Weiqida and Huaxin are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

Oriental Wave, Allwin Newtech Ltd. and Allwin Biotrade Inc are British Virgin Islands (“BVI”) companies and are not subject to income taxes.  During the year ended December 31, 2006, the three BVI companies elected to be treated as disregarded entities in the U.S.  After this election, the three BVI companies would be viewed as branches of Dragon Pharmaceutical Inc. and be subject to taxes in the U.S.

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

The Company has structured its business and operations on an international basis.  The Company's history is that they have also been involved in a number of business combinations.  As a result the Company could be involved in various investigations, claims and tax reviews that arise in the ordinary course of business activities.  The Company has adopted FIN 48 on January 1, 2007 as fully disclosed in note 1(N).

 The tax effect of temporary differences that give rise to significant components of the deferred tax assets (liability) are as follows:

	December 31, 2007 ($,000)	December 31, 2006 ($,000)
Deferred tax assets
Inventory	$242	$85
Accrued expenses	337	-
Other assets, net	547	-
Property and equipment	2,032	2,106
Losses carried forward	814	1,335
Total deferred tax assets	3,972	3,526
Less: Valuation allowance	(3,053)	(3,526)
Net deferred tax assets	919	-
Less: deferred tax- short term	579	-
Net deferred tax assets	$340	$-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income,

The Company has non-capital losses carried forward of approximately $1.4 million in Canada, expiring between 2008 and 2026.  The Company also has non-capital losses carried forward of approximately $916,000 in the US expiring between 2022 and 2027.  Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	($,000)	($,000)
Income (loss) from operations before taxes	$5,594	$(1,147)
Statutory tax rate	35%	35%
Income tax expense (recovery) at statutory tax rates	1,958	(402)
Foreign tax rate differential	(2,561)	(135)
Expenses not deductible for income tax purposes	1,804	(81)
Tax exempted income	(31)	(151)
Non-recognition of benefit of loss carry forward	180	1,189
Benefit of prior year loss recognized	571	(341)
Foreign tax refund	(342)	(331)
Current income tax expense (recovery)	1,579	(252)
Deferred income tax expense	(883)	-
Income tax expense (recovery)	$696	$(252)

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $5,616,000 as of December 31, 2007. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 as well as Accounting Principles Board (APB) 23.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Shanxi Weiqida received tax credits of $342,000 and $331,000 in 2007 and 2006, respectively, from Chinese local tax authority for purchasing domestically manufactured equipment.  These credits are treated as a reduction of income taxes expense.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

NOTE 16

RELATED PARTY TRANSACTIONS

In January 2006, the Company disposed of the cell line, and all applicable obligations relating thereto, being developed for the Company to enter the European market, to a company controlled by a Director of the Company who was also the President of the Company prior to the transaction for $1 million. (See Note 12)

As discussed in Note 7, on July 1, 2006, the Company disposed its formulation business to an unrelated party (“the Party”). Subsequent to the transaction, one of the Company’s stockholders and directors became a director of the Party. During the year ended December 31, 2007, the Company supplied certain raw materials to the Party for which the Company charged $1,690,000 and also used the Party as a contract manufacturer of certain Pharma Division products for which the Party charged $231,000 respectively.

The year end balance arising from sales/purchase of goods and services are as follow

	December 31, 2007	December 31, 2006
	($'000)	($'000)
a. Due from related companies
Due from a company whose director is also a stockholder and director of the Company	940	192
Less: current maturities	940	192
	$-	$-
b. Due to related companies
Due to a company whose director is also a stockholder and director of the Company	$106	300
Less: current maturities	106	300
	$-	$-

The balance due from/to related parties bears no interest and has no fixed payment term.

NOTE 17

 Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, investments, amounts due to end from related parties and short-term loans and other payables approximates their fair value. The fair value of long-term loans payables and long-term accounts payable are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates, and approximate their carrying value.

NOTE 18

CONCENTRATIONS AND RISKS

71% and 63% of the Company’s revenues for the years ended December 31, 2007 and 2006, respectively, were derived from customers located in China. During the year ended December 31, 2007 and 2006, the Company had sales of $20,864,000 and $14,452,000 respectively to customers in India, representing 24% and 28% respectively of the Company’s revenues for the years ended December 31, 2007 and 2006.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

 Expressed in US Dollars

Sales to the Company’s largest customer (in the chemical division) accounted for approximately 20.24%  and 27.53% of the Company’s sales for the years ended December 31, 2007 and 2006, respectively. Amounts owing from one customer represented 7.5% of the Company’s trade receivables at December 31, 2007.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at December 31, 2007, approximately US$4,633,000 of the cash (December 31, 2006:  US$1,014,000) are held in Renminbi.

NOTE 19

SUBSEQUENT EVENTS

(A) Subsequent to December 31, 2007, the Company entered into an agreement with a bank providing up to $4,100,000 (RMB 30 million) of letters of credit which can be provided to suppliers to guarantee payment for purchases.  This facility is for one year and expires on February 2, 2009.  The bank will charge a fee of 0.05% on the total amount of each letter of credit provided.  The facility is collateralized by equipment with a net book value of $6,703,000.

(B) Subsequent to December 31 2007, the Company granted options to certain employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011.  Of this grant, options to purchase 120,000 shares vested immediately and options to purchase 25,000 shares will be vested on each of February 17, 2009 and February 17, 2010.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nil.

ITEM 9A.

CONTROLS AND PROCEDURES.

Not Applicable

ITEM 9A.(T)

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment is that our internal control over financial reporting was effective as of December 31, 2007. These internal control procedures ensure the effective recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(c)

Attestation Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to current rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(d)

Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter ended December 31, 2007 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has eight directors consisting of Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li. who were all re-elected as directors at the annual meeting of shareholders held on August 13, 2007. The following describes the background for Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li.

Description of Current Directors

Mr. Yanlin Han, age 44, is the Chief Executive Officer and the Chairman of the Board of Director of Dragon, positions he assumed in January 2005.  Prior to the reverse take-over of the Company, Mr. Han was the founder and Chairman of Oriental Wave and responsible for the overall strategic planning and direction of the Company.   Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China.  He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state-own pharmaceutical companies through bankruptcy process or contractual management agreements.  Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology.  Mr. Han also serves as the Vice-President of Shanxi Province Foreign Investment Enterprise Association and Vice-President of Datong City Trade Council.  Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

Mr. Zhanguo Weng, age 53, had been a Director of the Company since January 2005.  Mr. Weng was the Vice President, China Operation until July 1, 2006 when the Company completed the sales of part of its formulation business.  Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997.  He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People's University of China for two years. Subsequent to the sales of part of the company’s formulation business on July 1, 2007, Mr. Weng became a director of Shanxi Qianyuan Pharmaceutical Company, the buyer of the Company’s formulation business.

Ms. Xuemei Liu, age 38, has been a Director of the Company since January 2005.  Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

Dr. Alexander Wick, Ph.D., age 70, has been a Director of Dragon since 1998 and was the President from 2002 until his resignation effective on February 2, 2006.  Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University.  He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API's for the world's largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001.  In 2006 he founded AS Biotech in Bern/Switzerland and is currently its president.

Dr. Yiu Kwong Sun, M.D., age 64, has been a Director of Dragon since 1999.  Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967.  He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine.  Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years.  He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau.  Dr. Sun has been a member of the Dr. Cheng Yu Tung Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

Mr. Peter Mak, age 46, has been a Director of Dragon since September 2005. Mr. Mak is currently the managing director of Venfund Investment, an asset management and financial advisory firm he co-founded in late 2001 that focuses on private equity investment in China.  Prior to that, Mr. Mak was a partner at Arthur Andersen Worldwide and the managing partner of Arthur Andersen Southern China. Mr. Mak currently serves as an independent director and audit committee chairman of Trina Solar Limited, an NYSE-listed solar company, China Security & Surveillance Technology, Inc., an NYSE-listed security system company, China GrenTech Corporation Limited, a Nasdaq National Market-listed radio frequency technology and product developer, and Network CN Inc., an OTC Bulletin Board-quoted information and entertainment network service provider. Mr. Mak is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.  Mr. Mak received his Professional diploma in accountancy from the Hong Kong Polytechnic University.

Dr. Heinz Frey, age 70, has been a Director of Dragon since September 2005, graduated from University of Berne, Switzerland in 1966, has 30 years of experience in the telecommunication industry, security manufacturing and service industry.  He has broad experience in the management of various sizes of companies with global presence, financing and controlling of international companies, leading development, production, sales and finance departments. He is also a board member of various companies.

Mr. Jin Li, age 40, has been a Director of Dragon since September 2005, is currently a senior advisor of Phycos International Co., Ltd. Prior to joining Phycos, he was a partner at the international law firm, Linklaters.  Mr. Li studied biochemistry at Peking University in China and received his Master of Science degree in Biochemistry from the University of Michigan and his JD degree from Columbia University Law School.  He has more than ten years of experience in international IPOs, M&A and business transactions.

Description of Executive Officers

The following sets forth the Company’s executive officers.

Name	Position	Age
Yanlin Han	Chief Executive Officer (Principal Executive Officer)	44
Garry Wong	Chief Financial Officer (Principal Financial Officer)	37
Maggie Deng	Chief Operating Officer and Corporate Secretary	40

For a description of Mr. Han, please see his biography above under "Description of Current Directors."

Garry Wong is the Chief Financial Officer of the Company since January 2005. Prior to his current position, Mr. Wong served as the Company’s Executive Assistant to President and Chief Executive Officer of the Company from February 2002 to January 2005. Before joining the Company, Mr. Wong was a manager of the Global Mergers and Acquisitions Group at Nortel Networks since 1996. He managed and executed transactions consisting of acquisitions, divestitures, equity investments, spin-offs, public market listing and joint ventures, in Europe, North America, Asia and the Middle East.  Mr. Wong is a Chartered Financial Analyst, or CFA, who received an International MBA degree from York University, Canada with double majors in Corporate Finance and Greater China studies and a Bachelor degree in Business Administration from University of Hong Kong.

Maggie Deng is the Chief Operating Officer and Corporate Secretary of the company since January 2005, holding bachelor degree from Tsinghua University in China. Ms. Deng has over 10 years of experience working in or with public companies as investment banker, mainly on IPOs and secondary offering for Chinese companies on domestic stock exchange as well as international ones. Ms. Deng was the senior manager of China International Capital Corporation, a Morgan Stanley joint venture investment banking firm in China, from 1998 to 2001.  Ms. Deng moved to Canada in 2001 and held a position of Assistant President in a start-up biotech company in Vancouver, Canada until she joined Dragon in January 2005.

Audit Committee

On August 15, 2007, the Board reappointed Mr. Mak, Mr. Frey and Mr. Li, each of whom is independent director, to the Audit Committee.  Mr. Mak, the Chairman of the Audit Committee, is an expert within the meaning of Item 407(d)(5)((ii) of Regulation S-X. The Audit Committee operates under a written charter.

Nominating Committee

Due to the size of the Company, the Company does not have a separate nominating committee. Instead, the Board of Directors serves as the nominating committee. The Board of Directors will consider nominations to the Board by its shareholders.  Requests for consideration should be made to the Company’s Corporate Secretary, Maggie Deng.

Code of Ethics

The Company has adopted a series of ethical standards and related policies, that are applicable to the officers, directors and employees of the Company, including the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  These standards and policies include Code of Ethical Conduct, Code of Ethical Conduct for Financial Managers, Anti-fraud Policy and Whistleblower Policy, which are all available on the Company's website at www.dragonpharma.com.  Amendments to and waivers from these standards and policies will also be disclosed on the Company's website.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership and changes in ownership of the Company’s common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission, the management believes that the Company’s executive officers and directors and persons who own more than 10% of the Company’s common stock timely filed all required reports pursuant to Section 16(a) of the Exchange Act.

ITEM 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

The Board first established the Compensation Committee in 2005.  On August 15, 2007, the Board elected Dr. Sun, Dr. Frey and Mr. Li, each of whom is independent director, to the Compensation Committee.  Dr. Sun is elected as the Chairman of the Compensation Committee.  The Compensation Committee operates under a written charter.

General Philosophy

The primary purpose of the Compensation Committee is to assist the Board of Directors by reviewing and making recommendations to the Board of Directors in matters related to compensation of the Company’s executives, employees and members of the Board.  The Company’s Board of Directors is ultimately responsible for establishing, approving and administering the Company’s executive and director compensation.

Executive Compensation

The Board of Director’s compensation objective is designed to attract and retain the best available talent while efficiently utilizing available resources. The Company compensates executive management consisting primarily of a base salary and equity compensation designed to be competitive with comparable employers in the location of countries in which it operates primarily China and Vancouver, Canada, and to align management’s compensation with the long-term interests of shareholders.   In considering executive management’s compensation, the Board also takes into consideration the financial condition of the Company.

Currently, the Company does not maintain any incentive compensation plans based on pre-defined performance criteria. The Board of Directors has the general authority, however, to award equity incentive compensation, i.e. stock options, to the Company’s executive officers in such amounts and on such terms as the Board of Directors determines in its sole discretion.  The Board of Directors does not have a determined formula for determining the number of options available to be granted. The Compensation Committee reviews each executive’s contribution to the Company’s strategic goals periodically and makes recommendation to the Board of Directors.

The Board of Directors did not consider any change in control provisions, tax considerations nor performance criteria in granting the increasing these executives’ base salary and the granting of options.  The Chief Executive Officer was consulted and gave his opinion as to the compensation to be paid to the executive officers, but the actual compensation amount was recommended by the Compensation committee and approved by the Board of Directors.

The base salary for the Company's executive officers was determined by negotiation in connection of the reverse takeover merger involving Oriental Wave and the Company that was completed in January 2006.  Since that time, there has been no change in the executive's base salary.  As the Company’s headquarters and executive office is located in Vancouver, Canada, the Company pays its executive officers in Canadian dollars.  These base salaries increased approximately 6% from 2006 to 2007 which reflects only the appreciation of Canadian dollars against U.S. dollars.  The absolute amount of those base salaries of the Company’s executive officers in Canadian dollars remained the same since January 2006.

The amount of the option awards granted to executive officers in 2007 which represents a arbitrary amount were granted by the Compensation Committee after discussions with the Chief Executive Officer. The Chief Executive Officer abstained from voting on his option award.

Compensation Summary

The following table summarizes all compensation earned by or paid to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and other executive officer, during the past two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Yanlin Han Chairman and Chief Executive Officer (Principal Executive Officer)	2007	$181,706	$200,000	-	$381,706
	2006	$172,065	-	-	$172,065

Garry Wong Chief Financial Officer (Principal Financial Officer)	2007	$121,740	$75,000	-	$196,740
	2006	$115,281	-	-	$115,281

Maggie Deng Chief Operating Officer and Corporate Secretary	2007	$122,344	$75,000	-	$197,344
	2006	$115,852	-	-	$115,852

Option Grants in 2006 and 2007

For the year of 2007, the Company granted options to 4,760,000 shares at an exercise price of $0.51 per share on May 17, 2007.

The Company did not grant any options during 2006.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal year ended December 31, 2006 and 2007.

Fiscal Year End Option Values

The following table sets forth for the Company’s executive officer named in the Summary Compensation Table the number and value of exercisable and un-exercisable options as at December 31, 2007.

Name	Number of Securities Underlying Unexercised Options at December 31, 2007
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Yanlin Han	800,000	-	0.51	May 16, 2010
	500,000	-	0.74	Sept 30, 2010

Garry Wong	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000		$0.74	Sept 30, 2010

Maggie Deng	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000	-	$0.74	Sept 30, 2010

Director's Compensation

Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as recommended by the Compensation committee and determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors received any compensation, except option to purchase common stock, during 2007.  No directors received any compensation including option grant during 2006.

At a directors meeting held on May 16, 2007, Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick,, Dr. Sun, Mr. Mak, Mr. Frey and Mr. Li were granted options to purchase 800,000, 300,000, 300,000, 300,000, 300,000, 500,000, 400,000 and 400,000 shares of common stock, respectively, at $0.51 per share which represented the closing per share price as of that date.

Summary Compensation Table
Name and principal position	Year	Option Award	All Other compensation	Total

Yanlin Han	2007	As described above in “Executive Compensation”
Chairman and Chief Executive Officer	2006	As described above in “Executive Compensation”

Zhanguo Weng	2007	$75,000	-	$75,000
Director	2006	-	-	-

Xuemei Liu	2007	$75,000	-	$75,000
Director	2006	-	-	-

Alexander Wick	2007	$75,000	-	$75,000
Director	2006	-	-	-

Yiu Kwong Sun	2007	$75,000	-	$75,000
Director	2006	-	-	-

Peter Mak	2007	$125,000	-	$125,000
Director	2006	-	-	-

Heinz Frey	2007	$100,000	-	$100,000
Director	2006	-	-	-

Jin Li	2007	$100,000	-	$100,000
Director	2006	-	-	-

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows the number of the Company’s common stock beneficially owned (unless otherwise indicated) by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by the Company’s named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2008

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Yanlin Han Chairman and Chief Executive Officer 650 West Georgia Street, Suite 310 Vancouver, British Columbia V6B 4N9	32,451,403(2)	47.95%
Zhanguo Weng Director 650 West Georgia Street, Suite 310 Vancouver, British Columbia V6B 4N9	9,500,401(3)	14.19%
Xuemei Liu Director 650 West Georgia Street, Suite 310 Vancouver, British Columbia V6B 4N9	5,150,200(4)	7.68%
Alexander Wick Director	1,600,000(5)	2.36%
Yiu Kwong Sun Director	1,400,000(6)	2.09%
Peter Mak Director	700,000 (7)	1.04%
Heinz Frey Director	500,000 (7)	0.75%
Jin Li Director	500,000 (7)	0.75%
Maggie Deng Chief Operating Officer and Corporate Secretary	700,000 (7)	1.04%
Garry Wong Chief Financial Officer	700,000 (7)	1.04%
All directors and executive officers as a group (10 persons)	53,202,004(8)	71.82%
Bright Faith Overseas Limited	3,496,503	5.27%

__________________________________

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

(2)

Includes options to purchase 1,300,000 shares.

(3)

Includes options to purchase 600,000 shares.

(4)

Includes options to purchase 700,000 shares.

(5)

Includes options to purchase 1,300,000 shares.

(6)

Includes options to purchase 700,000 shares. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as director and officer.

(7)

Represents options exercisable within sixty days.

(8)

Includes options to acquire 7,700,000 shares of common stock.

Equity Compensation Plan Information

The Company’s shareholders approved a share option plan at its Annual Meeting held on December 18, 2001, authorizing 4,500,000 shares for issuance under the plan.  At its Annual Meeting held on August 12, 2005, the Company’s shareholders approved another share option plan authorizing the issuance of a further 15,000,000 shares. The following table provides aggregate information as of December 31, 2007 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	9,975,000	$0.71	9,525,000
Equity compensation plans not approved by security holders	0	-	0
Total	9,975,000	$0.71	9,525,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the past two years, the Company has been a party to transactions involving certain of its directors or executive officers. See also Note 16 to the Company’s financial statements.

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

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the Pharma Division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets is $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement is valued at $1.5 million and was completed in September, 2006.  Subsequent to the transaction, Mr. Weng, a Director of the Company became a director of this party.  During 2006 and 2007, the Company has supplied some raw materials to this party and has used this party as a contract manufacturer for some of its Pharma Division products.

Director Independence

Dr. Yiu Kwong Sun, Ms Xuemei Liu, Mr. Peter Mak, Dr. Heinz Frey and Mr. Jin Li are deemed to be independent directors within the meaning of NASD listing standards.

ITEM 14.

ACCOUNTING FEES AND SERVICES.

For the year ended December 31, 2006 and 2007, Ernst & Young LLP was engaged by the Company to provide both audit and non-audit services.  The following fees were paid for services provided by Ernst & Young LLP.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company’s Annual Report for the year ended December 31, 2007 and 2006 and the review of the Company’s quarterly reports for such years, amounted to approximately $410,000 and $408,302 respectively.

Audit Related Fees. For the years ended December 31, 2007 and 2006 the Company paid $Nil and $Nil to Ernst & Young for other audit related fees.

Tax Fees. For the year ended December 31, 2007 and 2006, the Company paid $20,000 and $20,986 to Ernst & Young for tax fees.

All Other Fees. For the years ended December 31, 2007 and 2006, the Company paid $13,800 and $7,054 to Ernst & Young for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2007	2006
Audit Fees	$410,000	$408,302
Audit Related Fees	-0-	-0-
Tax Fees	$20,000	$20,986
All Other Fees	$13,800	$7,054

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)

The following documents are filed as a part of this report.

(1)

Financial Statements

Report of Independent Accountants
Year-end Consolidated Balance Sheets
Year-end Consolidated Statements of Operations
Year-end Consolidated Statements of Stockholders' Equity
Year-end Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)

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

(b)

Reports on Form 8-K:

(1)

Form 8-K filed on November 22, 2005 announcing the Company’s financial results for the third quarter ended  September 30, 2005.

(2)

Form 8-K filed October 5, 2005 announcing the appointment of directors.

(3)

Form 8-K filed on September 30, 2005 announcing the completion of the Acquisition of Oriental Wave Holding Limited and filing the financial statements of Oriental Wave Holding Limited for the year ended December 31, 2004, and pro-forma financial  statements related thereto.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008	Dragon Pharmaceutical Inc.,
a Florida Corporation

/s/ Yanlin Han
Yanlin Han, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Yanlin Han Mr. Yanlin Han, Chairman of the Board and Chief Executive Officer	March 28 , 2008
/s/ Zhanguo Weng Mr. Zhanguo Weng, Director	March 28 , 2008
/s/ Dr. Yiu Kwong Sun Dr. Yiu Kwong Sun, Director	March 28 , 2008
/s/ Dr. Alexander Wick Dr. Alexander Wick, Director	March 28 , 2008
/s/ Xuemei Liu Ms. Xuemei Liu, Director	March 28 , 2008
/s/ Peter Mak Mr. Peter Mak, Director /s/ Heinz Frey Mr. Heinz Frey, Director /s/ Jin Li Mr. Jin Li, Director /s/ Garry Wong Garry Wong, Chief Financial Officer (Principal Financial Officer)	March 28 , 2008 March 28 , 2008 March 28 , 2008 March 28 , 2008

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-55794) pertaining to Stock Options Granted to Directors, Technical Advisors, and Employees under Stock Option Agreements of our report dated March 26, 2008, with respect to the consolidated financial statements of Dragon Pharmaceutical Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2007.

Vancouver, Canada

/s/ Ernst & Young LLP

March 26, 2008

Chartered Accountants

 Exhibit 31.1

Section 302 Certification of Principal Executive Officer

I, Yanlin Han, certify that:

1. I have reviewed this annual report on Form 10-K of Dragon Pharmaceutical Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:   March 28, 2008

/s/ Yanlin Han
Yanlin Han Chairman and Chief Executive Officer

Exhibit 31.2

Section 302 Certification of Principal Financial Officer

I, Garry Wong, certify that:

1. I have reviewed this annual report on Form 10-K of Dragon Pharmaceutical Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date :  March 28, 2008

/s/ Garry Wong
Garry Wong, Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Annual Report of the Company on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the "Form 10-K") that, to the best of their knowledge:

(1) the Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : March 28, 2008	/s/ Yanlin Han
Yanlin Han Chairman and Chief Executive Officer

Dated: : March 28, 2008	/s/ Garry Wong
Garry Wong Chief Financial Officer