Form 10-Q
period 2008-03-31
DRAGON PHARMACEUTICAL INC
filed 2008-05-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not applicable

(Former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,  accelerated filer, non accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer   ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 66,374,507 shares as of March 31, 2008.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

PART I

ITEM 1.

FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2008 AND DECEMBER 31, 2007 (UNAUDITED)
Expressed in Thousands ($'000) of US Dollars Except Share Data
(Basis of Presentation – Note 1)

ASSETS (Note 8)	Notes	March 31, 2008	December 31, 2007
		($'000)	($'000)
CURRENT ASSETS
Cash	17	1,933	4,736
Restricted cash	10	2,848	-
Accounts receivable, net of allowances	2	12,226	9,921
Inventories, net	3	21,269	19,090
Prepaid expenses		7,125	3,539
Due from related parties	15	864	940
Deferred income tax assets	14	279	579
Total Current Assets		46,544	38,805

PROPERTY AND EQUIPMENT, NET	4,9	77,565	70,189
OTHER ASSETS
Intangible assets, net	5	1,438	1,417
Investments –cost		14	14
Other assets	6	4,457	3,712
Deferred income tax assets	14	288	340
Total Other Assets		6,197	5,483
TOTAL ASSETS	8	130,306	114,477

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable		10,999	9,319
Other payables and accrued liabilities	8	27,290	20,243
Loans payable – short-term	9	22,291	25,503
Notes payable	10	5,696	-
Due to related parties	15	203	106
Total Current Liabilities		66,479	55,171

LONG-TERM LIABILITIES
Loans payable – long-term	9	12,959	12,442
Total Long-Term Liabilities		12,959	12,442
TOTAL LIABILITIES		79,438	67,613

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding
2008: 66,374,507 2007: 66,374,507		66	66
Additional paid-in capital		48,860	42,681
Retained earnings		(8,631)	(4,488)
Reserves		3,833	3,833
Accumulated other comprehensive income		6,740	4,796
Due from stockholders		-	(24)
Total Stockholders’ Equity	13	50,868	46,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		130,306	114,477

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share and Per Share Data

	Note	2008	2007
		($'000)	($'000)
SALES	11	$35,869	$16,902
COST OF SALES		29,701	13,154
GROSS PROFIT		6,168	3,748
OPERATING EXPENSES
Selling expense		1,117	400
General and administrative expenses		1,873	1,278
Research and Development		434	198
Depreciation and amortization		178	132
Total Operating Expenses		3,602	2,008

INCOME FROM OPERATIONS		2,566	1,740
OTHER INCOME / (EXPENSE)
Interest expense		(897)	(717)
Other income	12(A)	329	11
Other expense		(1)	(22)
Total other expense		(569)	(728)

TAXES		1,997	1,012

INCOME TAX EXPENSE		(265)	(141)
INCOME FROM CONTINUING OPERATIONS		1,732	871
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	7	229	(21)
NET INCOME		1,961	850
OTHER COMPREHENSIVE INCOME
Foreign currency translation		1,944	368
COMPREHENSIVE INCOME		$3,905	$1,218

Earnings per share - basic
- from continuing operations		$0.03	$0.01
- from discontinued operations		$0.00	$(0.00)
- net income		$0.03	$0.01

Earnings per share - diluted
- from continuing operations		0.03	0.01
- from discontinued operations		0.00	(0.00)
- net income		0.03	0.01

Weighted average number of shares outstanding during the period
- basic		66,374,507	62,878,004
- diluted *		68,170,887	62,878,004

* For the three months ended March 31, 2008 and 2007, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 8,155,000 and nil, respectively, and exclude the antidilute effect of stock options of 1,990,000 and 9,975,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional			Accumulated
	Common Stock		Paid-in	Retained		other compre-	Due from
						hensive
	Shares	Amount	Capital	Earnings	Reserves	income	Stockholders	Total
		($'000)	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)

Balance, December 31, 2007	66,374,507	$66	$42,681	$(4,488)	$3,833	$4,796	$(24)	$46,864
Other comprehensive income
- foreign currency translation						1,944		1,944
Stock based compensation			75					75
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 13 (A))			6,104	(6,104)				-
Repayment from shareholder							24	24
Net income for the period				1,961				1,961
Balance, March 31, 2008	66,374,507	$66	$48,860	$(8,631)	$3,833	$6,740	$-	$50,868

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
Expressed in Thousands of US Dollars ($ '000)

	2008	2007 *
	($'000)	($'000)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	1,732	871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,751	1,286
Stock compensation expense	75	21
Accreted interest on long term payable	20	297
Deferred income tax expense	383	-
Changes in operating assets and liabilities
Accounts receivable	(563)	(1,698)
Inventories	(1,536)	19
Prepaid expenses	(3,363)	(94)
Accounts payable	1,265	33
Notes payable	5,574	-
Restricted Cash	(2,787)	-
Amount due from related parties	172	(596)
Other payables and accrued expenses	(4,490)	352
Cash provided by continuing operations	3,807	491
Cash provided by discontinued operations	165	149
Net Cash provided by Operating Activities	3,972	640

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(4,111)	(1,808)
Proceeds on disposition of assets	976	-
Land deposit received in advance	2,787	-
Deposit for land and constructions	(578)	-
Cash used in continuing operations	(926)	(1,808)
Cash used in discontinued operations	-	(20)
Net Cash used in Investing Activities	(926)	(1,828)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from shareholder	24	-
Repayment of long-term account payable	-	(2,394)
Repayment of non-interest bearing demand loans	(2,767)	-
Proceeds from non-interest bearing demand loans	909	455
Proceeds from loans payable	-	3,217
Repayment of loans	(4,181)	-
Net Cash provided by (used In) Financing Activities	(6,015)	1,278

EFFECT OF EXCHANGE RATE CHANGES ON CASH	166	18

NET INCREASE (DECREASE) IN CASH	(2,803)	108
CASH AT BEGINNING OF THE PERIOD	4,736	1,079

CASH AT END OF THE PERIOD	1,933	1,187

Cash paid during the period for interest expense, net of capitalized interest	877	442
Cash paid during the period for income taxes	-	335

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

Expressed in Thousands ($'000) of US Dollars Except Share Data

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $0 and $26,000 during the three months ended March 31, 2008 and 2007, respectively.

* Cash flow for the three months ended March 31, 2007 was reclassified to reflect the results of discontinued operations. (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007. In the opinion of management, these financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $19.94 million as at March 31, 2008, however, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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

 (B) Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as amended by FASB Staff Position SFAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”) and FASB Staff Position SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP FAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The adoption of SFAS 157 did not have a material impact on the Company’s interim consolidated financial statements. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements.

Effective January 1, 2008, the Company adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company did not elect to apply the fair value option for any of its eligible financial instruments or other items on the January 1, 2008 effective date.

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	($‘000)	($‘000)

Trade receivables	11,638	8,203
Amount due from sale of biotech division (Note 7)	570	1,613
Other receivables	771	813
Less: allowance for doubtful accounts	(753)	(708)

Accounts receivable, net	12,226	9,921

For the three months ended March 31, 2008 and 2007, the Company recorded a provision for doubtful accounts of $14,000 and $28,000 in the Consolidated Statements of Operations, respectively.

NOTE 3

INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	($‘000)	($‘000)

Raw materials	7,812	6,864
Work-in-progress	7,727	7,642
Finished goods	6,319	5,492
	21,858	19,998
Less: provision	(589)	(908)
	21,269	19,090

For the three months ended March 31, 2008 and 2007, the Company recorded a recovery of an inventory valuation provision for lower of net realizable value or cost of $349,000 and $81,000 in the Consolidated Statements of Operations, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2008 and December 31, 2007:

	March 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)

Plant and equipment	68,655	17,723	50,932
Land use rights and buildings	19,625	1,268	18,357
Motor vehicles	827	267	560
Furniture and office equipment	2,974	1,689	1,285
Construction in progress	6,431	-	6,431
	98,512	20,947	77,565

	December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)

Plant and equipment	63,268	15,573	47,695
Land use rights and buildings	17,918	1,132	16,786
Motor vehicles	794	232	562
Furniture and office equipment	2,866	1,498	1,368
Construction in progress	3,778	-	3,778
	88,624	18,435	70,189

Depreciation expense for the three months ended March 31, 2008 and 2007 was $1,714,000 and $1,283,000 respectively. Land use rights and equipment with a net book value of $29.2 million are pledged as collateral for $8.4 million in loans payable (Note 9).

NOTE 5

INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	($'000)	($'000)

Product licenses	1,519	1,458
Less: accumulated amortization	(81)	(41)
	1,438	1,417

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Amortization expense for the three months ended March 31, 2008 and 2007 was $37,000 and $3,000 respectively.

NOTE 6

Other assets

	March 31, 2008	December 31, 2007
	($'000)	($'000)

Deposit for land and constructions costs	4,457	3,712

During the three months ended March 31, 2008, the Company paid deposits of $578,000 (RMB 4,150,000) for land and constructions cost.

The Company is actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid the deposits to the land bureau and various contractors for possible land and construction costs.  According to the respective agreements, the Company will notify the contractors of the final decision of the project by June 2008 and such deposits are refundable.

NOTE 7         Discontinued operations

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the former biotech operation excluding finished goods on hand. According to the agreement, the buyer will pay the Company before June 2008 a total of US$ 2.14 million (or RMB 15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  The loss on disposal of the biotech division was as follow:

$’000
Accounts receivable	567
Inventory -Raw materials & Work-in-progress	249
Value added tax for sales of inventories	42
Total Current Assets	858
Property and equipment	1,516
Less accounts payable and accrued liabilities	(770)
Net assets for sale	1,604
Selling price	2,138
Gain on sale of fixed assets and working capital	534
Less: write off of intangible assets and goodwill	(3,112)
Loss on disposal of biotech division	(2,578)

Prior to March 31, 2008, the Company received $1,562,000 of the amount receivable from the buyer of the biotech division, and the remaining balance of $570,000 is to be received before June 2008 (Note 2).

The operations of the former biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation is as follows:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

	Three months ended March 31, 2008	Three months ended March 31, 2007
	($'000)	($'000)

Net sales	534	425
Cost of sales	180	112
Gross Profit	354	313
Operating and other expenses	(50)	(310)
Income before taxes	304	3
Income tax expense	(75)	(24)

Profit/(loss) from discontinued operation	229	(21)

The net sales for the three months ended March 31, 2008 represent sales of the finished goods retained by the Company at the date of sale of the division.

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	($'000)	($'000)

Machinery and equipment payable	8,969	6,680
Non-interest bearing demand loans	1,305	3,088
Current portion of long term accounts payable	2,108	2,004
Advance of Government grants *	2,278	2,187
Advance of land reservation	2,848	-
Accrued expenses	4,424	3,204
Value added tax payables	117	69
Income taxes payable	1,262	1,252
Other taxes payable	1,161	1,038
Deposits received from customers	2,818	721
	27,290	20,243

* The government grants relate to the construction of a water treatment facility. Upon receipt of final approval of the completed project, the amount of $2,278,000 will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

For one of the non-interest bearing demand loans of $285,000 (RMB 2 million), the Company provided a charge on all assets as collateral.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 9

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	March 31, 2008	December 31, 2007
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $9,004,000 due January 2008	-	2,735

RMB 6.68 million loan payable to a bank, interest rate of 8.748% per annum, collateralized by land use right and buildings with a net book value of $5,375,000 due September 2008	951	913

RMB 3.85 million loan payable to a bank, interest rate of 9.072% per annum, guaranteed by an unrelated third party, due April 2008	548	526

RMB 52.3 million loan payable to a bank, interest rate of 9.711% per annum, collateralized by plant and building with a net book value of $23,823,000 due December 2008	7,448	7,151

RMB 55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009	7,832	7,520

RMB 89.60 million loan payable to a unrelated third party, non-interest bearing and uncollateralized, due October 2008	12,761	12,252

RMB 4.09 million loan payable to a unrelated third party, non-interest bearing and uncollateralized, due September 2008	583	559

RMB 10.00 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by property and equipment with a net book value of $7,627,000 due February 2008	-	1,367

RMB 36.00 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,127	4,922
	35,250	37,945
Less current maturities	22,291	25,503
	12,959	12,442

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2008 (Remaining of the year)	22,291
2009	7,832
2010	5,127
35,250

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to two vendors totalling $2,848,000 (RMB 20,000,000) as at March 31, 2008. These notes are due on August 2008, and are collateralized by $2,848,000 of bank deposits that may only be used to repay the notes.

The Company also entered into an agreement with a bank providing up to $4,272,000 (RMB 30 million) of letters of credit which can be provided to suppliers to guarantee payment for purchases.  This facility is for one year and expires on February 2, 2009.  The bank will charge a fee of 0.05% on the total amount of each letter of credit provided.  The facility is collateralized by equipment with a net book value of $6,982,000. As at March 31, 2008, the Company issued several non-interest bearing notes under this facility to vendors totalling $2,848,000. These notes are due on August 2008.

NOTE 11

SEGMENTS

Beginning with the first quarter of 2008, the Company has changed the structure of its internal organization and realigned its business segments into two divisions: Cephalosporin and Penicillin. Cephalosporin Division operates the production and sales of 7-ACA, Active Pharmaceutical Ingredient (API) and formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Cephalosporin Division also includes ceftazidime crude powder (downstream API) and formulation products such as powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime and cefuroxime. Penicillin Division currently operates the production and sales of Clavulanic Acid and Cefalexin.  Cefalexin was launched and included in the Company’s product portfolio in January 2008.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness of against bacteria resistance. Cefalexin is a Penicillin G downstream product that is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

This realignment better reflects the Company's business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 17 also). Sales relating to the Cephalosporin division’s 7-ACA product represented approximately 37.8% of the total sales for the three months ended March 31, 2008 (2007: 63.84%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
Expressed in US Dollars
	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three months ended March 31, 2008
Sales	23,728	12,141	35,869
Gross profit	3,682	2,486	6,168
Depreciation and amortization	1,363	388	1,751
Additions to long-lived assets	2,686	1,450	4,135

As at March 31, 2008
Intangible assets	1,438	-	1,438
Total assets for reportable segments	88,800	36,725	125,525
Cash and restricted cash			4,781
Consolidated total assets			130,306

Three months ended March 31, 2007
Sales	12,663	4,239	16,902
Gross profit	2,662	1,086	3,748
Depreciation and amortization	983	303	1,286
Additions to long-lived assets	1,805	-	1,805
As at December 31, 2007
Intangible assets	1,417	-	1,417
Total assets for reportable segments	79,945	29,796	109,741
Cash and restricted cash			4,736
Consolidated total assets			114,477

*The segment information for the three months ended March 31, 2007 and as of December 2007 was restated to reflect the realignment of business segments.

Geographical segments information is as follow:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
	($’000)	($’000)
Sales
- China	30,138	10,746
- India	4,607	5,126
- Other	1,124	1,030
	35,869	16,902
Total assets
- China	130,121	114,307
- Other	185	170
	130,306	114,477

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 12

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida, a wholly owned subsidiary in China, are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $205,000 and $109,000 for the three months ended March 31, 2008 and 2007, respectively.  The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

During the year ended December 31, 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts. During the year ended December 31, 2007, $950,000 was recognized as other income, and for the three months ended March 31, 2008, $241,000 was recognized as other income (for the three months ended March 31. 2007: nil). The remaining balance of the subsidies of $179,000 will be recognized as other income during the contribution period from April to June 2008.

(B) Loan Guarantees

The Company has guaranteed a bank loan to a supplier in the amount of $2,677,000 (RMB18.8 million), due on July 8, 2008.  Interest on the loan is charged at 9.576% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,747,000 (RMB 20.65 million). The Company provided the guarantee to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,706,000 (RMB19 million) due on September 25, 2009 and $4,058,000 (RMB 28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,672,000 (RMB 57.7 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province, China on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $24,175,000 (RMB200 million) to $51,519,000 (RMB400 million). The Company is required to contribute the additional registered capital of $27,344,000 (RMB 200 million) by paying cash of $14,536,000 (RMB106 million) and transferring $12,808,000 (RMB94 million) of retained earnings of Shanxi Weiqida within 3 years from November 20, 2007. For the three months ended March 31, 2008, the Company transferred $6,104,000 (RMB44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida. As at March 31, 2008, the Company has capital commitment of $15,237,000 (RMB107 million) to Shanxi Weiqida.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of March 31, 2008, the Company has contributed $1,099,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

		($’000)
2008	(for the remaining of the year)	1,401
2009		159
2010		159
2011		102
2012		48
		1,869

The rent expense for the three months ended March 31, 2008 and 2007 was $467,000 and $26,000 respectively,

NOTE 13

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

In order to fulfil Shanxi Weiqida’s additional registered capital requirement (see note 12(C)), the Company transferred $6,104,000 (RMB 44 million) of retained earnings of Shanxi Weiqida to registered capital during the three months ended March 31, 2008. As at March 31, 2008, and December 31, 2007, Shanxi Weiqida has paid-in capital of 36,843,000 (RMB293 million) and $30,879,000 (RMB 249 million), respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years.

During the three months ended March 31, 2008, the Company granted options to its directors and employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011. Of this grant, options to purchase 120,000 shares vested immediately with 25,000 options vesting on each of February 17, 2009, and 2010.

The Company did not grant any options during the three months ended March 31, 2007.

The following table summarizes stock options information as at March 31, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	9,975,000	$ 0.71
Granted	170,000	$ 0.75
Options outstanding at March 31, 2008	10,145,000	$ 0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	8,325,000	2.21	$0.61	7,475,000	2.22	$0.62
$1.18	1,820,000	1.79	$1.18	1,820,000	1.79	$1.18
	10,145,000	2.14	$0.71	9,295,000	2.13	$0.73

The Company recorded stock based compensation expense of $75,000 and $21,000 for the three months ended March 31, 2008 and 2007, respectively, related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the three months ended March 31, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility –81.51%; risk-free rate -– 4.58%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the three months ended March 31, 2008 was $0.41 per share. The fair value of the options is being expensed on a straight line basis over the vesting period of the options.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at March 31, 2008 was $1,161,000.  For the three months ended March 31, 2008 and 2007, no stock options were exercised.  The estimated fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $49,000 and $21,000 respectively.  There is approximately $102,000 of unrecognized compensation expense as of March 31, 2008 that is expected to be recognized over the next 24 months.

NOTE 14

INCOME TAXES

On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”).  The Enterprise Income Tax Law will become effective on January 1, 2008.  This new law eliminated the existing preferential tax treatment that is available to the foreign invested enterprises (“FIE”s). Under the new law, Shanxi Weiqida and Huaxin are subject to a unified income tax rate of 25% starting from 2008.

During the three months ended March 31, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $444,000 ($nil for the three months ended March 31, 2007) from the government of China. This credit is related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the three months ended March 31, 2008 (for the three months ended March 31, 2007: nil). As a result, the effective income tax rate for Shanxi Weiqida for the three months ended March 31, 2008 is 11%.

According to the new China Enterprise Income Tax Law effective on January 1, 2008, the tax refund for reinvestment is no longer applicable to FIEs.

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	March 31, 2008	December 31, 2007
	($,000)	($,000)
Deferred tax assets
Inventory	$147	$242
Accrued expenses	132	337
Other assets, net	569	547
Property and equipment	1,464	2,032
Losses carried forward	879	814
Total deferred tax assets	3,191	3,972
Less: Valuation allowance	(2,624)	(3,053)
Net deferred tax assets	567	919
Less: deferred tax- short term	279	579
Net deferred tax assets	$288	$340

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 15

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $334,000 (2007:  $414,000). The Company also used the party as a contract manufacturer of certain Cephalosporin products for which the party charged $321,000 for the three months ended March 31, 2008 (2007: $189,000). The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follow:

	March 31, 2008	December 31, 2007
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	864	940
Less: current maturities	864	940
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	203	106
Less: current maturities	203	106
	-	-

The balance due from/to related parties bears no interest and has no fixed payment term.

NOTE 16

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

NOTE 17

CONCENTRATIONS AND RISKS

84% and 64% of the Company’s revenues for the three months ended March 31, 2008 and 2007, respectively, were derived from customers located in China. During the three months ended March 31, 2008 and 2007, the Company had sales of $4,607,000 and $5,127,000 respectively to customers in India, representing 12.8% and 30.3% respectively of the Company’s revenues for the three months ended March 31, 2008 and 2007.

Sales to the Company’s largest customer accounted for approximately 10% (in the Cephalosporin division) and 27.7% of the Company’s sales for the three months ended March 31, 2008 and 2007, respectively. Amounts owing from one customer represented 7.5% of the Company’s trade and other receivables at March 31, 2008.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at March 31, 2008, approximately US$4,662,000 of cash (December 31, 2007:  US$4,633,000) is held in Renminbi.

NOTE 18

SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2008, a director of the Company exercised 200,000 stock options. Pursuant to the share Purchase Agreement, dated June 11, 2004 and the Escrow Agreement, dated January 12, 2005, , the Company released 431,912 shares from the Escrow to the former shareholders of Oriental Wave Holding Limited. As a result, the Company’s total share outstanding as of April 3, 2008 was 67,006,419.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discusses the Company’s financial condition and results of operations for the quarter ended March  31, 2008 and 2007 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.

Starting January 1, 2008, the Company has reclassified its business into 2 segments, Cephalosporin Division and Penicillin Division.

Cephalosporin Division operates the production and sales of 7-ACA, Active Pharmaceutical Ingredient (API) and formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Cephalosporin Division also includes ceftazidime crude powder (downstream API) and formulation products such as powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime, cefuroxime, cefonicid and cefminox.

Penicillin Division currently operates the production and sales of Clavulanic Acid and Cefalexin.  Cefalexin was launched and included in the Company’s product portfolio in January 2008.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacteria resistance. Cefalexin is a Penicillin G downstream product that is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

Results of Operations for the Fiscal Quarter Ended March 31, 2008 and 2007

Sales for the quarter ended March 31, 2008 increased 112% to $35.87 million from $16.90 million for the same period in 2007.  $30.14 million or approximately 84% of the sales for the quarter ended March 31, 2008 were generated from the sales of products in the Chinese market, and the remaining $5.73 million or approximately 16% were generated from the sales of products in the markets outside of China.  By comparison, 64% of the sales for the quarter ended March 31, 2007 were generated from the sale of products in the Chinese market while the remaining 36% of the sales were generated in the international market outside of China.

For the quarter ended March 31, 2008, $23.73 million or approximately 66% of the sales were from the Cephalosporin Division and $12.14 million or 34% of sales were from the Penicillin Division.  For the same period in 2007, 75% of sales were from the Cephalosporin Division and 25% of sales were from the Penicillin Division. The increase in sales for the first quarter of 2008 as compared to the prior year was primarily due to an increase of sales in all products, especially, 7-ACA and formulation drugs of the Cephalosporin Division and Clavulanic Acid and Cefalexin, a new product introduced in January, 2008, of the Penicillin Division.

Cost of sales for the quarter ended March 31, 2008 was $29.70 million compared to $13.15 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Cephalosporin and Penicillin Divisions as mentioned above.  Gross profit for the quarter ended March 31, 2008 increased 65% to $6.17 million from $3.75 million for the same period in 2007.  Gross margin for the first quarter of 2008 was 17% as compared to 22% for the same period in 2007.  The decrease of the gross margin was due to the increase in sales of Cephalosporin formulation drugs and the introduction of Cefalexin of the Penicillin Division, which carried a slightly lower margin initially.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Cephalosporin and the Penicillin Division.

Cephalosporin Division

Sales for the Cephalosporin Division for the quarter ended March 31, 2008 were $ 23.73 million, representing a 87% increase from the revenues of $12.66 million during the same period in 2007.  The increase in sales is mainly due to an increase in selling price and volume for 7-ACA and Cephalosporin formulation drugs.  Sales of 7-ACA and Cephalosporin formulation products for the quarter ended March 31, 2008 increased 26% and 443% respectively year-over-year.

The Cephalosporin Division’s gross margin for the quarter ended March 31, 2008 was 16% compared to 21% for the quarter ended March 31, 2007.  Gross margin for both 7-ACA and Cephalosporin formulation drugs was 27% and -0.3% respectively for the first quarter of 2008, an improvement from the gross margin of 25% and -1.4% respectively for the same period in 2007.  The decrease in the overall gross margin of the Cephalosporin division year-over-year mainly reflected the significant increase in sales contribution of the Cephalosporin formulation drugs during the quarter ended March 31, 2008. Contribution of the sales of Cephalosporin formulation drugs to the total sales of the Cephalosporin division increased from 15% for the first quarter of 2007 to 43% for the same period in 2008.

Penicillin Division

The Penicillin Division’s sales for the quarter ended March 31, 2008 were $12.14 million, accounting for 34% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $4.24 million for the same period in 2007, contributing 25% of the total sales of the Company.  The 186% increase in sales of the Penicillin Division during 2008 as compared to 2007 was mainly due to the increase in both sales volume and selling prices of Clavulanic Acid as well as the introduction of Cefalexin in the market.  Sales of Clavulanic Acid for the first quarter of 2008 increased 49% year-over-year from $4.21 million to $6.25 million.

The overall gross margin for the Penicillin Division for the quarter ended March 31, 2008 was 21% as compared to 26% for the same period of 2007.  Clavulanic Acid had a gross margin of 34% for the first quarter of 2008 as compared to 26% for the same period in 2007. This reflected the increase in sales contribution of sterilized Clavulanic Acid powder which had a higher margin than other Clavulanic Acid products.  The slight decrease of the overall gross margin of the Division was due to the introduction of Cefalexin, a new product introduced in January, 2008, which had a 1.3% gross margin initially during the first quarter of 2008.

Expenses. Total operating expenses were $3.60 million for the quarter ended March 31, 2008. The major category of operating expenses was general and administration expenses of $1.87 million, and research and development expenses of $0.43 million, selling expense of $1.12 million, and depreciation and amortization expenses of $0.18 million.  Total operating expenses were $2.01 million for the quarter ended March 31, 2007 with the major expenses being general and administration expenses of $1.28 million, research and development expenses of $0.2 million, selling expense of $0.4 million, and depreciation and amortization expenses of $0.13 million.

Included in the general and administration expenses for the quarter ended March 31, 2008 was $0.08 million non-cash stock based compensation. Comparatively, the non-cash stock based compensation for the prior year was $0.02 million.

The increase in operating expenses of $1.59 million for the quarter ended March 31, 2008 as compared to the same period for the prior year reflects the increase in selling expenses due to an increase in sales commission related to the increase in revenues for both the Cephalosporin and Penicillin Divisions.

Other Expense   During the quarter ended March 31, 2008, the Company recognized a net other expense of $0.57 million.  This amount primarily consisted of $0.90 million of interest expense (including $0.88 million cash interest expense and $0.02 million non-cash accreted interest expense on the long term payable) which was offset partly by a $0.24 million government subsidies for mandated employee benefit contributions.  Other expenses for the quarter ended March 31, 2007 were 0.73 million.

Net Income        For the quarter ended March 31, 2008, the Company had a net profit of $1.96 million representing an increase of 130% from $0.85 million for the same period in 2007. The increase was mainly attributed to an increase in sales and gross profit of both Cephalosporin and Penicillin Divisions.

Comprehensive Income        Including a gain on foreign currency translation of $1.94 million, the Company had a comprehensive income of $3.91 million for the first quarter of 2008, compared to a comprehensive income of $1.22 million for the same period of 2007, which included a gain on foreign currency translation of $ 0.37 million.  The gain on foreign currency translation results from translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income per Share – Basic      Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 66,374,507 and 62,878,004 for the first quarter of 2008 and 2007 respectively.

Net Income per share was $0.03 for the first quarter of 2008 as compared to $0.01 per share for the same period of 2007.

Net Income per Share – Diluted        During the first quarter of 2008, some of the stock options outstanding had a dilutive impact of the Company’s net income.  The weighted average number of shares on a diluted basis was 68,170,887 and 62,878,004 for the first quarter of 2008 and 2007 respectively.  Net Income per share on a diluted basis was $0.03 for the first quarter of 2008 as compared to $0.01 per share for the same period of 2007.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to shareholders. As at March 31, 2008, Shanxi Weiqida’s reserve fund was $3.83 million, 7.6% of its registered capital.

Liquidity and Capital Resources

As of March 31, 2008, Dragon had current liabilities of $66.48 million and current assets of $46.54 million, including cash of $1.93 million and accounts receivables of $12.23 million. The deficiency in working capital is mainly due to some long-term accounts payables and bank loans becoming due within a year and therefore transferred from long-term liabilities to short-term liabilities.

The Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations. To meet these objectives, the Company plans to seek additional equity through the exchange of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business.  In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements do not include any adjustments that might result from this uncertainty.

As of March 31, 2008, Dragon had current liabilities of $66.48 million as follows:

Accounts Payable	$11.00 million
Other Payables and Accrued Expenses	$27.29 million
Loans Payable - Short Term	$22.29 million
Note Payable	$5.70 million
Due to related companies	$0.20 million

Total Current Liabilities	$66.48 million

As of March 31, 2008, Dragon had outstanding short-term loans (less than one year term) totaling $22.29 million. Dragon believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At March 31, 2008, Dragon had long-term loan payable of $12.96 million. During the quarter ended March 31, 2008, Dragon financed its operations and increased production level at its Cephalosporin and Penicillin Divisions through operating revenues, accounts payables and short-term loans.  Dragon intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into Dragon common stock.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting issuer.

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

No updates

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: May 14, 2008	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: May 14, 2008	Garry Wong
Chief Financial Officer

EXHIBIT 31.1

Section 302 Certification of Principal Executive Officer

I, Yanlin Han, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dragon Pharmaceutical Inc.;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 14, 2008	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

EXHIBIT 31.2

Section 302 Certification of Principal Financial Officer

I, Garry Wong, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Dragon Pharmaceutical Inc.;

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 14, 2008	/s/ Garry Wong
Garry Wong
Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : May 14, 2008	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : May 14, 2008	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer