Form 10-Q
period 2008-06-30
DRAGON PHARMACEUTICAL INC
filed 2008-08-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 67,006,419 shares as of August 14, 2008.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	4-23

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4	CONTROLS AND PROCEDURES	31

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32-36

PART I

ITEM 1.

FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT JUNE 30, 2008 AND DECEMBER 31, 2007 (UNAUDITED)

 Expressed in Thousands ($'000) of US Dollars Except Share Data

(Basis of Presentation - Note 1)

ASSETS	Notes	June 30, 2008	December 31, 2007
		($'000)	($'000)
CURRENT ASSETS
Cash	18	1,542	4,736
Restricted cash	10,18	2,910	-
Accounts receivable, net of allowances	2	8,344	9,921
Inventories, net	3	25,145	19,090
Prepaid expenses		5,709	3,539
Due from related parties	16	883	940
Deferred income tax assets	15	561	579
Total Current Assets		45,094	38,805

PROPERTY AND EQUIPMENT, NET	4,9	89,734	70,189
OTHER ASSETS
Intangible assets, net	5	1,430	1,417
Investments –cost		15	14
Other assets	6	3,596	3,712
Deferred income tax assets	15	294	340
Total Other Assets		5,335	5,483
TOTAL ASSETS		140,163	114,477

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable		14,206	9,319
Other payables and accrued liabilities	8	28,672	20,243
Loans payable – short-term	9	22,742	25,503
Notes payable	10	5,821	-
Due to related parties	16	308	106
Total Current Liabilities		71,749	55,171

LONG-TERM LIABILITIES
Loans payable – long-term	9	13,243	12,442
Total Long-Term Liabilities		13,243	12,442
TOTAL LIABILITIES		84,992	67,613

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding
2008: 67,006,419; 2007: 66,374,507		67	66
Additional paid-in capital		49,022	42,681
Deficit		(5,709)	(4,488)
Reserves	14	3,833	3,833
Accumulated other comprehensive income		7,958	4,796
Due from stockholders		-	(24)
Total Stockholders’ Equity		55,171	46,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		140,163	114,477

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in Thousands of US Dollars ($'000) Except Share Data

	Note	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
		($ '000)	($ '000)	($ '000)	($ '000)

SALES	11	$44,147	19,977	$80,015	36,880
COST OF SALES		36,420	16,433	66,121	29,586
GROSS PROFIT		7,727	3,544	13,894	7,294
OPERATING EXPENSES
Selling expense		1,002	542	2,119	942
General and administrative expenses		1,750	1,959	3,622	3,386
Research and development expenses		548	14	983	63
Depreciation and amortization		257	187	435	319
Total Operating Expenses		3,557	2,702	7,159	4,710

INCOME FROM OPERATIONS		4,170	842	6,735	2,584
OTHER INCOME / (EXPENSE)
Interest expense		(807)	(624)	(1,703)	(1,343)
Other income	12	422	248	751	260
Other expense		(35)	(69)	(36)	(92)
Total other expense		(420)	(445)	(988)	(1,175)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES		3,750	397	5,747	1,409

INCOME TAX EXPENSE		(975)	(157)	(1,240)	(298)

INCOME FROM CONTINUING OPERATIONS		2,775	240	4,507	1,111
INCOME FROM DISCONTINUED OPERATIONS	7	148	214	376	193
NET INCOME		2,923	454	4,883	1,304
OTHER COMPREHENSIVE INCOME
Foreign currency translation		1,216	589	3,162	957
COMPREHENSIVE INCOME		$4,139	1,043	$8,045	2,261

Earnings per share - basic
- from continuing operations		$0.04	0.00	$0.07	0.02
- from discontinued operations		$0.00	0.00	$0.00	0.00
- net income		$0.04	0.01	$0.07	0.02

Earnings per share - diluted
- from continuing operations		0.04	0.00	0.07	0.02
- from discontinued operations		0.00	0.00	0.00	0.00
- net income		0.04	0.01	0.07	0.02

Weighted average number of shares outstanding during the period
- basic		66,992,531	62,878,004	66,683,519	62,878,004
- diluted *		68,891,910	62,878,004	68,531,398	62,878,004

* For the three months ended June 30, 2008 and 2007, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 7,870,000 and nil, respectively, and exclude the antidilutive effect of stock options of 1,990,000 and 9,975,000, respectively. For the six months ended June 30, 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 7,870,000 and nil, respectively, and exclude the antidilutive effect of stock options of 1,990,000 and 9,975,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

Expressed in Thousands ($'000) of US Dollars Except Share Data

						Accumulated
	Common Stock		Additional			other compre-
			Paid-In			hensive	Due from
	Shares	Amount	Capital	Deficit	Reserves	income	Stockholders	Total
		($'000)	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)

Balance, December 31, 2007	66,374,507	$66	$42,681	$(4,488)	$3,833	$4,796	$(24)	$46,864
Stock options exercised (Note 14 (B))	631,912	1	135					136
Other comprehensive income
- foreign currency translation						3,162		3,162
Stock-based compensation			102					102
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 13 (C))			6,104	(6,104)				-
Repayment from stockholders							24	24
Net income for the period				4,883				4,883
Balance, June 30, 2008	67,006,419	$67	$49,022	$(5,709)	$3,833	$7,958	$-	$55,171

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH LOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

Expressed in Thousands ($'000) of US Dollars

	2008	2007 *
	($'000)	($'000)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	4,507	1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	2,577
Stock-based compensation expense	102	1,020
Accreted interest on long term payable	42	386
Loss on disposal of assets	-	41
Deferred income tax expense	121	-
Changes in operating assets and liabilities
Accounts receivable	1,409	(4,704)
Inventories	(5,102)	1,145
Prepaid expenses	(1,887)	(481)
Accounts payable	4,166	571
Notes payable	5,656	-
Restricted cash	(2,828)	-
Amount due from related parties	258	(452)
Other payables and accrued liabilities	783	(298)
Cash provided by continuing operations	10,878	916
Cash provided by discontinued operations	540	551
Net Cash provided by Operating Activities	11,418	1,467

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(18,087)	(3,979)
Government grants received in advance	-	1,295
Land deposit received in advance	4,665	-
Deposit for land and construction	(787)	-
Recovery of land deposit	1,131	-
Cash used in continuing operations	(13,078)	(2,684)
Cash provided by (used in) discontinued operations	1,555	(20)
Net Cash used in Investing Activities	(11,523)	(2,704)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from shareholder	24	-
Repayment of long-term accounts payable	(251)	(2,986)
Repayment of non-interest bearing demand loans	(2,900)	-
Proceeds from non-interest bearing demand loans	3,910	1,300
Proceeds from loans payable	509	6,422
Repayment of loans	(4,786)	(3,391)
Proceeds from exercise of stock options	136	-
Net Cash provided by (used in) Financing Activities	(3,358)	1,345

EFFECT OF EXCHANGE RATE CHANGES ON CASH	269	4

NET INCREASE (DECREASE) IN CASH	(3,194)	112
CASH AT BEGINNING OF THE PERIOD	4,736	1,079

CASH AT END OF THE PERIOD	1,542	1,191

Cash paid during the period for interest expense, net of capitalized interest	1,661	855
Cash paid during the period for income taxes	646	249

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $0 and $26,000 during the six months ended June 30, 2008 and 2007, respectively.

* Cash flow for the six months ended June 30, 2007 was reclassified to reflect the results of discontinued operations. (See Note 7)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly-owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $26.66 million as at June 30, 2008. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The adoption of SFAS 157 did not have a material impact on the Company’s unaudited interim consolidated financial statements. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements.

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

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	($‘000)	($‘000)

Trade receivables	7,373	8,203
Amount due from sale of biotech division (Note 7)	-	1,613
Other receivables	1,756	813
Less: allowance for doubtful accounts	(785)	(708)

Accounts receivable, net	8,344	9,921

For the three months ended June 30, 2008 and 2007, the Company recorded a provision for doubtful accounts of $16,000 and $24,000 in the Consolidated Statements of Operations, respectively. For the six months ended June 30, 2008 and 2007, the Company recorded a provision for doubtful accounts of $30,000 and $52,000 in the Consolidated Statements of Operations, respectively.

NOTE 3

INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	($‘000)	($‘000)

Raw materials	11,347	6,864
Work-in-progress	7,185	7,642
Finished goods	6,902	5,492
	25,434	19,998
Less: provision	(289)	(908)
	25,145	19,090

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

As at June 30, 2008 and 2007, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $289,000 and $161,000 in the Consolidated Statements of Operations, respectively. As at March 31, 2008 and 2007, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $589,000 and $157,000 in the Consolidated Statements of Operations, respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2008 and December 31, 2007:

		June 30, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)

Plant and equipment	70,288	19,750	50,538
Land use rights and buildings	20,029	1,381	18,648
Motor vehicles	886	298	588
Furniture and office equipment	3,174	1,864	1,310
Construction in progress	18,650	-	18,650
	113,027	23,293	89,734

		December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)

Plant and equipment	63,268	15,573	47,695
Land use rights and buildings	17,918	1,132	16,786
Motor vehicles	794	232	562
Furniture and office equipment	2,866	1,498	1,368
Construction in progress	3,778	-	3,778
	88,624	18,435	70,189

Depreciation expense for the three months ended June 30, 2008 and 2007 was $1,862,000 and $1,288,000 respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $3,576,000 and $2,571,000 respectively. Land use rights and equipment with a net book value of $29.2 million are pledged as collateral for $8.6 million in loans payable (Note 9).

The balance of construction in progress as at June 30, 2008 represents capital expenditures in expansion of the formulation drugs and 7-ACA production lines. These projects are expected to be completed in the current fiscal year.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 5

INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	($'000)	($'000)

Product licenses	1,552	1,458
Less: accumulated amortization	(122)	(41)
	1,430	1,417

Amortization expense for the three months ended June 30, 2008 and 2007 was $38,000 and $3,000 respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $75,000 and $6,000 respectively.

NOTE 6

OTHER ASSETS

	June 30, 2008	December 31, 2007
	($'000)	($'000)

Deposit for land and constructions costs	3,596	3,712

The Company is actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid the deposits to the land bureau and various contractors for possible land and construction costs.  According to the respective agreements, which were revised in June 2008, the Company will notify the contractors of the final decision of the project by April 1, 2009 and such deposits are refundable.

NOTE 7         DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of its former biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company before June 2008 a total of US$ 2.14 million (or RMB 15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  As at June 30, 2008, the Company has received the full amount of US$2.14 million from the buyer. The loss on disposal of the biotech division was as follows:

$’000
Accounts receivable	567
Inventory -raw materials & work-in-progress	249
Value added tax for sales of inventories	42
Total current assets	858
Property and equipment	1,516
Less: accounts payable and accrued liabilities	(770)
Net assets for sale	1,604
Selling price	2,138
Gain on sale of fixed assets and working capital	534
Less: write-off of intangible assets and goodwill	(3,112)
Loss on disposal of biotech division	(2,578)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The operations of the former biotech division have been reclassified and are presented in the consolidated financial statements as a discontinued operation. A summary of such discontinued operation is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	($'000)	($'000)	($'000)	($'000)

Net sales	432	573	966	998
Cost of sales	232	139	413	251
Gross profit	200	434	553	747
Operating and other expenses	(2)	(168)	(52)	(478)
Income before taxes	198	266	501	269
Income tax expense	(50)	(52)	(125)	(76)
Profit from discontinued operation	148	214	376	193

The net sales for the three and six months ended June 30, 2008 represent sales of the finished goods retained by the Company at the date of sale of the division. As at June 30, 2008, the finished goods remaining on hand were $367,000 and are expected to be sold by the end of the year.

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	($'000)	($'000)

Machinery and equipment payable	7,205	6,680
Non-interest bearing demand loans	5,330	3,088
Current portion of long term accounts payable	1,918	2,004
Advance of Government grants *	2,328	2,187
Advance of land reservation	4,801	-
Accrued expenses	3,068	3,204
Income taxes payable	1,949	1,252
Other taxes payable	725	1,107
Deposits received from customers	1,348	721
	28,672	20,243

* The government grants are related to the construction of a water treatment facility. Upon receipt of final approval of the completed project, the amount of $2,328,000 will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 9

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	June 30, 2008	December 31, 2007
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of
7.956% per annum, collateralized by property and
equipment with a net book value of $9,004,000, due
January 2008	-	2,735

RMB 6.68 million loan payable to a bank, interest rate of
8.748% per annum, collateralized by land use right and
buildings with a net book value of $5,375,000, due
September 2008	972	913

RMB 3.85 million loan payable to a bank, interest rate of
9.072% per annum, guaranteed by an unrelated third
party, due April 2008	-	526

RMB 3.6 million loan payable to a bank, interest rate of
9.198% per annum, guaranteed by an unrelated third
party, due October 2008	524	-

RMB 52.3 million loan payable to a bank, interest rate of
9.711% per annum, collateralized by plant and building
with a net book value of $23,823,000, due December 2008	7,611	7,151

RMB 55.00 million loan payable to a bank, interest rate of
9.36% per annum, guaranteed by an unrelated third party,
due September 2009	8,004	7,520

RMB 89.60 million loan payable to a unrelated third
party, non-interest bearing and uncollateralized, due
October 2008	13,040	12,252

RMB 4.09 million loan payable to a unrelated third party,
non-interest bearing and uncollateralized, due September
2008	595	559

RMB 10.00 million loan payable to a bank, interest rate of
6.732% per annum, collateralized by property and
equipment with a net book value of $7,627,000, due
February 2008	-	1,367

RMB 36.00 million loan payable to a bank, interest rate of
10.458% per annum, guaranteed by an unrelated third
party, due October 2010	5,239	4,922
	35,985	37,945
Less: current maturities	22,742	25,503
	13,243	12,442

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2008 (Remainder of the year)	22,742
2009	8,004
2010	5,239
35,985

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to two vendors totalling $2,910,000 (RMB 20 million) as at June 30, 2008. These notes are due on August 4, 2008, and are collateralized by $2,910,000 of bank deposits that may only be used to repay the notes. The notes payable were paid in August 2008. On August 7, 2008, the Company issued several non-interest bearing notes payables to vendors totalling $1,455,000 (RMB10 million). These notes are due on February 7, 2009.

The Company also entered into an agreement with a bank providing a facility of up to $4,272,000 (RMB 30 million) pursuant to which the company may issue promissory notes that are guaranteed by the bank and which can be provided to suppliers to guarantee payment for purchases.  This facility is for one year and expires on February 2, 2009.  The bank will charge a fee of 0.05% on the total amount of each letter of credit provided.  The facility is collateralized by equipment with a net book value of $6,982,000. As at June 30, 2008, the Company issued several non-interest bearing notes under this facility to vendors totalling $2,911,000. These notes are due on August 19, 2008.

NOTE 11

SEGMENTS

Beginning with the first quarter of fiscal year 2008, the Company has changed the structure of its internal organization and realigned its business segments into two divisions: Cephalosporin and Penicillin. Cephalosporin Division operates the production and sales of 7-ACA, active pharmaceutical ingredient (API) and formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Cephalosporin Division also includes ceftazidime crude powder (downstream API) and formulation products such as powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime and cefuroxime. Penicillin Division currently operates the production and sales of Clavulanic Acid, Cefalexin and Cefadroxil.  Cefalexin and Cefadroxil were launched and included in the Company’s product portfolio in January 2008.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacteria resistance. Cefalexin is a Penicillin G downstream product that is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

This realignment better reflects the Company's business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 18 also). Sales relating to the Cephalosporin Division’s 7-ACA product represented approximately 34.39% and 35.92% of the total sales for the three and six months ended June 30, 2008 respectively (60.22% and 61.88% for the three and six months ended June 30, 2007). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three months ended June 30, 2008
Sales	31,111	13,036	44,147
Gross profit	5,199	2,528	7,727
Depreciation and amortization	1,441	459	1,900
Additions to long-lived assets	14,255	316	14,571

Six months ended June 30, 2008
Sales	54,838	25,177	80,015
Gross profit	8,880	5,014	13,894
Depreciation and amortization	2,804	847	3,651
Additions to long-lived assets	16,940	1,766	18,706

As at June 30, 2008
Intangible assets	1,430	-	1,430
Total assets for reportable segments	98,356	37,355	135,711
Cash and restricted cash			4,452
Consolidated total assets			140,163

Three months ended June 30, 2007
Sales	15,696	4,281	19,977
Gross profit	2,607	937	3,544
Depreciation and amortization	1,012	279	1,291
Additions to long-lived assets	1,817	180	1,997

Six months ended June 30, 2007
Sales	28,359	8,521	36,880
Gross profit	5,269	2,025	7,294
Depreciation and amortization	1,995	582	2,577
Additions to long-lived assets	3,460	342	3,802

As at December 31, 2007
Intangible assets	1,417	-	1,417
Total assets for reportable segments	79,945	29,796	109,741
Cash and restricted cash			4,736
Consolidated total assets			114,477

*The segment information for the three and six months ended June 30, 2007 and as of December 31, 2007 was restated to reflect the realignment of business segments.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Geographical segments information is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	($’000)	($’000)	($’000)	($’000)
Sales
- China	36,200	13,693	66,338	24,439
- India	6,312	5,556	10,919	10,682
- Other	1,635	728	2,758	1,759
	44,147	19,977	80,015	36,880

Total assets

	June 30, 2008	December 31, 2007
	($'000)	($'000)

-China	139,936	114,307
-Other	227	170
	140,163	114,477

NOTE 12

OTHER INCOME

(A) Government grants

During the three and six months ended June 30, 2008 and 2007, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received non-refundable grants of  $294,000 and $116,000, respectively, from the government of China for bringing in investment and new technology to Datong city, Shanxi, Province, China

(B) Subsidies for employee benefit

During the year ended December 31, 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employees’ social benefit and insurance accounts. During the year ended December 31, 2007, $950,000 was recognized as other income, and for the three and six months ended June 30, 2008, $179,000 and $420,000 was recognized as other income,  respectively (for the three and six months ended June 30, 2007: nil).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 13

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida, a wholly-owned subsidiary in China, are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $226,000 and $118,000 for the three months ended June 30, 2008 and 2007, respectively, and $434,000 and $227,000 for the six months ended June 30, 2008 and 2007, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees

The Company has guaranteed a bank loan to a supplier in the amount of $2,736,000 (RMB18.8 million), due on July 8, 2008.  Interest on the loan is charged at 9.576% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. The loan was renewed with the principal amount of $2,590,000 (Rmb17.8 million), bearing interest at 10.458%. Such loan is due on July 7, 2009. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,742,000 (RMB 18.83 million). The Company provided the guarantee to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,765,000 (RMB19 million) due on September 25, 2009 and $4,147,000 (RMB 28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,689,000 (RMB 52.84 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province, China on December 12, 2007, the total registered capital to Shanxi Weiqida increased from $24,175,000 (RMB200 million) to $51,519,000 (RMB400 million). The Company is required to contribute the additional registered capital of $27,344,000 (RMB 200 million) by paying cash of $14,536,000 (RMB106 million) and transferring $12,808,000 (RMB94 million) of retained earnings of Shanxi Weiqida within 3 years from November 20, 2007. For the six months ended June 30, 2008, the Company transferred $6,104,000 (RMB44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida. As at June 30, 2008, the Company has a capital commitment of $15,237,000 (RMB107 million) to Shanxi Weiqida.

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of June 30, 2008, the Company has contributed $1,099,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2008 (for the remainder of the year)	954
2009	161
2010	161
2011	103
2012	49
1,428

The rent expense for the three months ended June 30, 2008 and 2007 was $486,000 and $17,000, respectively, and for the six months ended June 30, 2008 and 2007 was $954,000 and $43,000, respectively.

(E) Other Commitments

Capital expenditure contracted for but not yet incurred at June 30, 2008 and December 31, 2007 was $948,000 and nil, respectively.

NOTE 14

STOCKHOLDERS’ EQUITY

(A) Reserves

Pursuant to PRC regulations, Shanxi Weiqida is required to make appropriations to reserves funds, comprising the reserve fund, staff welfare fund and enterprise expansion fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”).  Appropriations to the reserve fund should be at least 10% of the after-tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of Shanxi Weiqida’s registered capital.  The reserve fund is established for covering potential losses. Appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after-tax net income determined in accordance with the PRC GAAP.

The staff welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees. Appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors.  The enterprise expansion fund is established for expanding business operation. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to stockholders other than in liquidation, while the staff welfare fund is recorded as a liability and is not for distribution to stockholders. The appropriations to reserves are made by the Board of Directors on an annual basis.

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to directors and employees for a period of up to ten years.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

During the six months ended June 30, 2008, the Company granted options on February 17, 2008 to its directors and employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011. Of this grant, options to purchase 120,000 shares vested immediately with 25,000 options vesting on each of February 17, 2009, and 2010.

During the six months ended June 30, 2007, the Company granted options on May 17, 2007 to its directors and employees to purchase 4,760,000 shares at an exercise price of $0.51 (being the market price at the time) expiring on May 16, 2010. Of this grant, options to purchase 3,960,000 shares vested immediately with 400,000 options vesting on each of May 16, 2008, and May 16, 2009.

During the six months ended June 30, 2008, a director of the Company exercised 200,000 stock options. Pursuant to the share purchase agreement, dated June 11, 2004 and the escrow agreement, dated January 12, 2005 (the “Agreements”), the Company released 431,912 shares from escrow to the former shareholders of Oriental Wave Holding Limited. The Agreements related to the acquisition of Oriental Wave Holding Limited and provided for the release of the escrowed shares if certain stock options outstanding at the date of acquisition were exercised prior to the expiry dates. As the release of the escrowed shares did not change the original purchase price, no value was ascribed to the common shares.  As at June 30, 2008, no escrowed shares remain outstanding.

The following table summarizes stock options information as at June 30, 2008:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2007	9,975,000	$0.71
Granted	170,000	$0.75
Exercised	(200,000)	$0.68
Expired and forfeited	(85,000)	$0.82
Options outstanding at June 30, 2008	9,860,000	$0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	8,040,000	2.04	$0.60	7,595,000	2.04	$0.61
$1.18	1,820,000	1.54	$1.18	1,820,000	1.54	$1.18
	9,860,000	1.95	$0.71	9,415,000	1.95	$0.72

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The Company recorded stock based compensation expense of $27,000 and $102,000 for the three and six months ended June 30, 2008, respectively ($998,000 and $1,020,000 for the three and six months ended June 30, 2007, respectively), related to stock options granted to directors and employees, the amounts of which are included in general and administrative expenses. The estimated fair value of stock options granted during the six months ended June 30, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51% (2007: 67.23%); risk-free rate – 4.4% (2007: 4.58%); expected average life of the options – 3 years (2007: 3 year); dividend yield – 0% (2007: 0%). The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the six months ended June 30, 2008 was $0.41 per share (2007: 0.25 per share). The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at June 30, 2008 was $3,950,000.  For the three months ended June 30, 2008, stock options of 200,000 were exercised at a price of $0.68 (2007: nil).  The estimated fair value of stock options vested was $0 and $943,000 during the three months ended June 30, 2008 and 2007, respectively, and $49,000 and 965,000 during the six months ended June 30, 2008 and 2007, respectively. There is approximately $75,000 of unrecognized compensation expense as of June 30, 2008 that is expected to be recognized over the next 24 months.

NOTE 15

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

During the six months ended June 30, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $450,000 ($nil for the six months ended June 30, 2007) from the government of China. This credit is related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the six months ended June 30, 2008 (for the six months ended June 30, 2007: nil). As a result, the effective income tax rate for Shanxi Weiqida for the six months ended June 30, 2008 is 18%.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	June 30, 2008	December 31, 2007
	($,000)	($,000)
Deferred tax assets
Inventory	$72	$242
Accounts receivable	57	-
Accrued expenses	432	337
Other assets, net	582	547
Property and equipment	2,056	2,032
Losses carried forward	833	814
Total deferred tax assets	4,032	3,972
Less: valuation allowance	(3,177)	(3,053)
Net deferred tax assets	855	919
Less: deferred tax- short term	561	579
Net deferred tax assets	$294	$340

NOTE 16

RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2008, the Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $385,000 and $719,000, respectively ($251,000 and $665,000 for the three and six months ended June 30, 2007, respectively). The Company also used this party as a contract manufacturer of certain Cephalosporin products for which the party charged $103,000 and $424,000 for the three and six months ended June 30, 2008, respectively ($33,000 and $222,000 for the three and six months ended June 30, 2007, respectively). The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	June 30, 2008	December 31, 2007
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a
stockholder and director of the Company	883	940
Less: current maturities	883	940
	-	-
b. Due to related parties
Due to a company whose director is also a
stockholder and director of the Company	308	106
Less: current maturities	308	106
	-	-

The balance due from/to related parties bear no interest and are under normal trade repayment terms.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 17

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s cash, accounts receivable, investments, amounts due to and from related parties and short-term loans and other payables approximates their fair value. The fair value of long-term loans payable and long-term accounts payable are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates, and approximate their carrying value.

NOTE 18

CONCENTRATIONS AND RISKS

82% and 83% of the Company’s revenues for the three and six months ended June 30, 2008, respectively (68.5% and 66.3% for the three and six months ended June 30, 2007, respectively), were derived from customers located in China. During the three and six months ended June 30, 2008, the Company had sales of $6,312,000 and $10,919,000, respectively, to customers in India, representing 14.3% and 13.6%, respectively, of the Company’s revenues for the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, the Company had sales of $5,556,000 and $10,682,000 respectively to customers in India, representing 27.8% and 29%, respectively, of the Company’s revenues for the three and six months ended June 30, 2007.

Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 7.1% and 6.67% of the Company’s sales for the three months ended June 30, 2008 and 2007, respectively, and 8.38% and 20.4% for the six months ended June 30, 2008 and 2007, respectively. Amounts owing from one customer represented 21% of the Company’s trade and other receivables at June 30, 2008.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, is included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at June 30, 2008, approximately US$4,294,000 of cash and restricted cash (December 31, 2007:  US$4,633,000) were held in Renminbi.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of the Company’s future performance or results, and the Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors."  This section should be read in conjunction with the Company’s unaudited consolidated financial statements.

The following discusses the Company’s financial condition and results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

Starting January 1, 2008, the Company has reclassified its business into two segments, Cephalosporin Division and Penicillin Division.

Cephalosporin Division operates the production and sales of 7-ACA, crude bulk drugs and formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Cephalosporin Division also has crude bulk drugs including ceftazidime crude powder, and formulation drugs including  powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime, cefuroxime, cefonicid and cefminox.

Penicillin Division currently operates the production and sales of Clavulanic Acid,  cefalexin and cefadroxil.  Cefalexin and cefadroxil were only launched and included in the Company’s product portfolio during the first six months of 2008.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacterial resistance. Cefalexin and cefadroxil are Penicillin G downstream products that are widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

Results of Operations for the Three-month and Six-month Periods Ended June 30, 2008 and 2007

Revenues and Gross Margin Analysis

 For the quarter ended June 30, 2008

Sales for the quarter ended June 30, 2008 increased 121% to $44.15 million from $19.98 million for the same period in 2007.  $36.20 million or approximately 82% of the sales for the quarter ended June 30, 2008 were generated from the sales of products in the Chinese market, and the remaining $7.95 million or approximately 18% were generated from the sales of products in the markets outside of China.  By comparison, 69% of the sales for the quarter ended June 30, 2007 were generated from the sale of products in the Chinese market while the remaining 31% of the sales were generated in the international market outside of China.

For the quarter ended June 30, 2008, $31.11 million or approximately 70% of the sales were from the Cephalosporin Division and $13.04 million or 30% of sales were from the Penicillin Division.  For the same period in 2007, 79% of sales were from the Cephalosporin Division and 21% of sales were from the Penicillin Division. The increase in sales for the three-month period ended June 30, 2008 as compared to the prior year was primarily due to an increase in sales quantities for all products, especially, crude bulk drugs and formulation drugs of the Cephalosporin Division and cefalexin and cefadroxil of the Penicillin Division.  Crude bulk drugs of the Cephalosporin Division and cefalexin and cefadroxil of the Penicillin Division were new products the Company introduced during the six-month period of 2008.

Cost of sales for the quarter ended June 30, 2008 was $36.42 million compared to $16.43 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Cephalosporin and Penicillin Divisions as mentioned above.  Overall gross profit for the quarter ended June 30, 2008 increased 118% to $7.73 million from $3.54 million for the same period in 2007.  While every product in both divisions experienced an increase in gross margin during the second quarter of 2008, different product mix led to the same overall gross margin of 18% for the second quarter for both 2008 and 2007.

For the six-month period ended June 30, 2008

Sales for the six-month period ended June 30, 2008 increased 117% to $80.02 million from $36.88 million for the same period in 2007.  $66.34 million or approximately 83% of the sales for the six-month period ended June 30, 2008 were generated from the sales of products in the Chinese market, and the remaining $13.68 million or approximately 17% were generated from the sales of products in the markets outside of China.  By comparison, 66% of the sales for the six-month period ended June 30, 2007 were generated from the sale of products in the Chinese market while the remaining 34% of the sales were generated in the international market outside of China.

For the six-month period ended June 30, 2008, $54.84 million or approximately 69% of the sales were from the Cephalosporin Division and $25.18 million or 31% of sales were from the Penicillin Division.  For the same period in 2007, 77% of sales were from the Cephalosporin Division and 23% of sales were from the Penicillin Division. The increase in sales for the six months of 2008 as compared to the same period of the prior year was primarily due to an increase in sales quantities for all products, especially, crude bulk drugs and formulation drugs of the Cephalosporin Division and cefalexin and cefadroxil of the Penicillin Division.  Crude bulk drugs of the Cephalosporin Division and cefalexin and cefadroxil of the Penicillin Division were new products the Company introduced during the six-month period of 2008.

Cost of sales for the six-month period ended June 30, 2008 was $66.12 million compared to $29.59 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Cephalosporin and Penicillin Divisions as mentioned above.  Overall gross profit for the six-month period ended June 30, 2008 increased 91% to $13.89 million from $7.29 million for the same period in 2007.  While every product in both divisions experienced an increase in gross margin for the first six months of 2008 as compared to the same period in 2007, overall gross margin for the six-month period of 2008 was 17%, lower than the overall gross margin of 20% for the same period in 2007.  The decrease of the overall gross margin was due to the change in product mix with an increase in sales of Cephalosporin formulation drugs, which had a lower margin than other products, and the introduction of crude bulk drug of the Cephalosporin Division and cefalexin and cefadroxil of the Penicillin Division, which carried  slightly lower margins initially.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Cephalosporin and the Penicillin Division.

Cephalosporin Division

For the quarter ended June 30, 2008

Sales for the Cephalosporin Division for the quarter ended June 30, 2008 were $ 31.11 million, representing a 98% increase from the sales of $15.70 million during the same period in 2007.  The increase in sales is mainly due to an increase in the selling price and volume for 7-ACA and Cephalosporin formulation drugs as well as the introduction of crude bulk drug in the market.  Sales of 7-ACA and Cephalosporin formulation products for the quarter ended June 30, 2008 increased 26% and 199% respectively year-over-year.

The Cephalosporin Division’s gross margin for the quarter ended June 30, 2008 was 17%, the same as that for the quarter ended June 30, 2007 even though every product of the division experienced an increase in gross margin year-over-year.  Gross margin for 7-ACA, crude bulk drugs and Cephalosporin formulation drugs was 30%, 8% and 3% respectively for the second quarter of 2008, an improvement from the gross margin of 24%, nil and -9% respectively for the same period in 2007.  The increase in gross profit margin of these products reflected an increase in the selling price of 7-ACA as well as the cost improvement of the Cephalosporin formulation drugs.  During the quarter ended June 30, 2008, the contribution of the sales from Cephalosporin formulation drugs to the total sales of the Cephalosporin division was over 35% as compared to 23% for the same period in 2007.

For the six-month period ended June 30, 2008

Sales for the Cephalosporin Division for the six-month period ended June 30, 2008 were $54.84 million, representing a 93% increase from the sales of $28.36 million during the same period in 2007.  The increase in sales is mainly due to the growth of the Cephalosporin formulation business which increased 274% year-over-year from $5.54 million for the first six-month in 2007 to $20.74 million for the same period in 2008 as well as the introduction of the crude bulk drugs to the market which had sales of $5.36 million for the six-month period of 2008.

Overall gross margin for the Cephalosporin Division for the six-month period ended June 30, 2008 was 16%, decreased from the 19% for the same period in 2007, even though every product experienced an increase in gross margin year-over-year.  The decrease of the overall gross margin for the division was due to the change in product mix with an increase in sales contribution of the Cephalosporin formulation drug business from 20% of the divisional sales for the six-month period in 2007 to 38% for the same period in 2008 and the new introduction of the crude bulk drugs.  During the six-month period in 2008, gross margins for 7-ACA, crude bulk drugs and formulation drugs increased to 29%, 8% and 1% respectively from 25%, nil and -6% respectively for the same period in 2007.

Penicillin Division

For the quarter ended June 30, 2008

The Penicillin Division’s sales for the quarter ended June 30, 2008 were $13.04 million, accounting for 30% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $4.28 million for the same period in 2007, contributing 21% of the total sales of the Company.

The 204% increase in sales of the Penicillin Division during the quarter ended June 30, 2008 as compared to the same period in 2007 was mainly due to the increase in both sales volume and selling prices of Clavulanic Acid as well as the introduction of cefalexin and cefadroxil in the market since the beginning of 2008.  Sales of Clavulanic Acid for the second quarter of 2008 increased 51% year-over-year from $4.27 million to $6.45 million while the sales of cefalexin and cefadroxil already reached $6.59 million for the second quarter of 2008.

The overall gross margin for the Penicillin Division for the quarter ended June 30, 2008 was 19% as compared to 22% for the same period of 2007.  Clavulanic Acid had a gross margin of 31% for the second quarter of 2008 as compared to 20% for the same period in 2007. This reflected the increase in sales contribution of sterilized Clavulanic Acid powder which normally had a higher margin than other Clavulanic Acid products.  The slight decrease of the overall gross margin of the Division was due to a change in product mix with the introduction of cefalexin and cefadroxil, two new products launched in the market only since January, 2008, which had an average of 8% gross margin initially during the second quarter of 2008.

For the six-month period ended June 30, 2008

The Penicillin Division’s sales for the first six-month of 2008 were $25.18 million, accounting for 31% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $8.52 million for the same period in 2007, contributing 23% of the total sales of the Company.  The 195% increase in sales of the Penicillin Division during 2008 as compared to 2007 was mainly due to the increase in both sales volume and selling prices of Clavulanic Acid as well as the introduction of cefalexin and cefadroxil in the market since the beginning of 2008.  Sales of Clavulanic Acid for the six months period ended June 30, 2008 increased 50% from $8.48 million for the same period in 2007 to $12.70 million while the sales of cefalexin and cefadroxil already reached $12.47 million for the six-month period of 2008.

The overall gross margin for the Penicillin Division for the first six months of 2008 was 20% as compared to 24% for the same period of 2007.  While Clavulanic Acid products had an increase in gross margin from 24% for the first six month of 2007 to 32% for the same period of 2008, the decrease of the overall gross margin of the Division was due to a change in product mix with the introduction of cefalexin and cefadroxil, two new products launched in the market only since January, 2008, which had an average of 7% gross margin initially during the six-month period of 2008.

Expenses

For the quarter ended June 30, 2008

Total operating expenses were $3.56 million for the quarter ended June 30, 2008. The major category of operating expenses was general and administration expenses of $1.75 million, and research and development expenses of $0.55 million, selling expense of $1.00 million, and depreciation and amortization expenses of $0.26 million.  Total operating expenses were $2.70 million for the quarter ended June 30, 2007 with the major expenses being general and administration expenses of $1.96 million, selling expense of $0.54 million, and depreciation and amortization expenses of $0.19 million.

The increase in operating expenses of $0.86 million for the quarter ended June 30, 2008 as compared to the same period for the prior year reflects the increase of $0.46 million in the selling expense due to an increase in sales commission related to the increase in revenues for both the Cephalosporin and Penicillin Divisions and an increase of $0.53 million in the research & development expenses offset by a decrease of $0.21 million in the general and administration expenses.

Included in the general and administration expense for the quarter ended June 30, 2008 was $0.03 million non-cash stock based compensation. Comparatively, the non-cash stock based compensation for the prior year was $1.00 million.  Excluding the decrease of the non-cash stock based compensation of $0.97 million year-over-year, the general and administration expense for the second quarter of 2008 was increased by $0.76 million as compared to the same period of 2007.  Such an increase was mainly due to an increase in headcounts and hence, the salaries and benefits expenses by $0.15 million, related to the formulation facilities in China and an increase in property tax expenses by $0.36 million due to the receipt of exemption for prior years’ property tax expenses during the second quarter of 2007.

For the six-month period ended June 30, 2008

For the six-month period of 2008, total operating expenses were $7.16 million. The major category of operating expenses was general and administration expenses of $3.62 million, and research and development expenses of $0.98 million, selling expense of $2.12 million, and depreciation and amortization expenses of $0.44 million.  Total operating expenses were $4.71 million for the six-month period ended June 30, 2007 with the major expenses being general and administration expenses of $3.39 million, selling expense of $0.94 million, and depreciation and amortization expenses of $0.32 million.

The increase in operating expenses of $2.45 million for the six-month period ended June 30, 2008 as compared to the same period for the prior year reflects the increase of $1.18 million in selling expenses due to an increase in sales commission related to the increase in revenues from both the Cephalosporin and Penicillin Divisions, an increase of $0.91 million in research and development expense as well as an increase of $0.24 million in the general and administration expense.  The increase in the general and administration expense for the second quarter of 2008 was due to a number of reasons, including an increase in headcounts, and hence, salary and benefits expenses and office expenses by $0.64 million, mainly related to the formulation facilities, an increase in travel expenses by $0.18 million , an increase in foreign exchange loss by $0.19 million and an increase in property tax expenses by $0.41 million due to the receipt of exemption for prior years property tax expenses during the six-month period ended June 30, 2007.  However, these increases in expenses were partially offset by a decrease in accounting & auditing and consulting expenses by $0.26 million and $0.14 million respectively, as well as a decrease of the non-cash stock based compensation expenses by $0.92 million.

Included in the general and administration expenses for the six-month period ended June 30, 2008 was $0.10 million non-cash stock based compensation. Comparatively, the non-cash stock based compensation for the same period in the prior year was $1.02 million.

Other Expense

For the quarter ended June 30, 2008

During the quarter ended June 30, 2008, the Company recognized a net other expense of $0.42 million.  This amount primarily consisted of $0.81 million of interest expense (including $0.79 million cash interest expense and $0.02 million non-cash accreted interest expense on the long term payable) which was partly offset by a $0.18 million government subsidies for mandated employee benefit contributions.  Other expenses for the quarter ended June 30, 2007 were $0.45 million.

For the six-month period ended June 30, 2008

For the six-month period ended June 30, 2008, the Company had a net other expense of $0.99 million as compared to $1.18 million for the same period in 2007. The decrease of the net other expense reflected an offset by a higher other income from government subsidies for mandated employee benefits and government grants for investment in new technology.

Net Income

For the quarter ended June 30, 2008

For the quarter ended June 30, 2008, the Company had a net income of $2.92 million representing an increase of 544% from $0.45 million for the same period in 2007. The increase in net income was attributed to an increase in sales and profitability of all product lines in both Cephalosporin and Penicillin Divisions.

For the six-month period ended June 30, 2008

For the six-month period ended June 30, 2008, the Company had a net income of $4.88 million representing an increase of 274% from $1.30 million for the same period in 2007. The increase in net income was attributed to an increase in sales and profitability of all product lines in both Cephalosporin and Penicillin Divisions.

Comprehensive Income

For the quarter ended June 30, 2008

As a result of a gain on foreign currency translation of $1.22 million, the Company had a comprehensive income of $4.14 million for the second quarter of 2008, compared to a comprehensive income of $1.04 million for the same period of 2007, which included a gain on foreign currency translation of $ 0.59 million.  The gain on foreign currency translation results from translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

For the six-month period ended June 30, 2008

For the six-month period ended June 30, 2008, the Company had a comprehensive income of $8.05 million representing an increase of 256% from $2.26 million for the same period in 2007 due to the increase in foreign currency translation arising from the appreciation of RMB relative to the United States dollar.  The gain on foreign currency translation results from translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income per Share - Basic

For the quarter ended June 30, 2008

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 66,992,531 and 62,878,004 for the second quarter of 2008 and 2007 respectively.  Net Income per share was $0.04 for the second quarter of 2008 as compared to $0.01 per share for the same period of 2007.

For the six-month period ended June 30, 2008

The weighted average number of shares was 66,683,519 and 62,878,004 for the six-month period of 2008 and 2007 respectively.  Net Income per share was $0.07 for the six-month period of 2008 as compared to $0.02 per share for the same period of 2007.

Net Income per Share – Diluted

For the quarter ended June 30, 2008

During the second quarter of 2008, some of the stock options outstanding had a dilutive impact of the Company’s net income.  The weighted average number of shares on a diluted basis was 68,891,910 and 62,878,004 for the second quarter of 2008 and 2007 respectively.  Net Income per share on a diluted basis was $0.04 for the second quarter of 2008 as compared to $0.01 per share for the same period of 2007.

For the six-month period ended June 30, 2008

The weighted average number of shares on a diluted basis was 68,531,398 and 62,878,004 for the six-month period of 2008 and 2007 respectively.  Net Income per share on a diluted basis was $0.07 for the six-month period of 2008 as compared to $0.02 per share for the same period of 2007.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to stockholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to stockholders.  As at June 30, 2008, Shanxi Weiqida’s reserve fund was $ 3.83 million, 7% of its registered capital.

Liquidity and Capital Resources

As of June 30, 2008, Dragon had current liabilities of $71.75 million and current assets of $45.09 million, including cash of $1.54 million, restricted cash of $2.91 million and accounts receivables of $8.34 million. The deficiency in working capital was mainly due to the use of short-term loans to finance the increase in working capital requirements as the business grows.

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

As of June 30, 2008, the Company had current liabilities of $71.75 million as follows:

Accounts Payable	$14.21 million
Other Payables and Accrued Expenses	$28.67 million
Loans Payable - Short Term	$22.74 million
Note Payable	$5.82 million
Due to related companies	$0.31 million

Total Current Liabilities	$71.75 million

As of June 30, 2008, the Company had outstanding short-term loans (less than one year term) totaling $22.74 million. The Company believes that it will be successful in the renegotiating loans based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At June 30, 2008, the Company had long-term loan payable of $13.24 million. During the quarter ended June 30, 2008, the Company financed its operations and increased production level at its Cephalosporin and Penicillin Divisions through operating revenues, accounts payables and short-term loans.  The Company intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into the Company’s common stock.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting issuer.

Item 4.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b)), and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed with the Securities and Exchange Commission pursuant to the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: August 14, 2008	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: August 14, 2008	Garry Wong
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

Date: August 14, 2008	/s/ Yanlin Han
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

Date: August 14, 2008	/s/ Garry Wong
Garry Wong
Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : August 14, 2008	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : August 14, 2008	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer