Form 10-Q
period 2008-09-30
DRAGON PHARMACEUTICAL INC
filed 2008-11-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,  accelerated filer, non accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer   ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the (Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 67,066,419 shares as of November 14, 2008.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	4-24

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-34

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

ITEM 4	CONTROLS AND PROCEDURES	35

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	36

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	36

ITEM 5.	OTHER INFORMATION	36

ITEM 6.	EXHIBITS	36-40

PART I

ITEM 1.

FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (UNAUDITED)
Expressed in Thousands ($'000) of US Dollars Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	September 30, 2008	December 31, 2007
		($'000)	($'000)
CURRENT ASSETS
Cash	18	1,158	4,736
Restricted cash	10,18	2,918	-
Accounts receivable, net of allowances	2	10,757	9,921
Inventories, net	3	21,576	19,090
Prepaid expenses		7,366	3,539
Due from related parties	16	1,235	940
Deferred income tax assets	15	438	579
Total Current Assets		45,448	38,805

PROPERTY AND EQUIPMENT, NET	4,9	90,855	70,189

OTHER ASSETS
Intangible assets, net	5	1,466	1,417
Investments –cost		15	14
Other assets	6	3,751	3,712
Deferred income tax assets	15	295	340
Total Other Assets		5,527	5,483
TOTAL ASSETS		141,830	114,477

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Accounts payable		15,876	9,319
Other payables and accrued liabilities	8	22,749	20,243
Loans payable – short-term	9	20,325	25,503
Notes payable	10	5,835	-
Due to related parties	16	151	106
Total Current Liabilities		64,936	55,171

LONG-TERM LIABILITIES
Loans payable – long-term	9	20,503	12,442
Total Long-Term Liabilities		20,503	12,442
TOTAL LIABILITIES		85,439	67,613

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding 2008: 67,066,419; 2007: 66,374,507		67	66
Additional paid-in capital		49,078	42,681
Deficit		(4,653)	(4,488)
Reserves	14	3,833	3,833
Accumulated other comprehensive income		8,066	4,796
Due from stockholders		-	(24)
Total Stockholders’ Equity		56,391	46,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		141,830	114,477

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share and Per Share Data

	Notes			Nine Months	Nine Months
		Three Months Ended	Three Months Ended	Ended September	Ended September
		September 30, 2008	September 30, 2007	30, 2008	30, 2007
		($ '000)	($ '000)	($ '000)	($ '000)

SALES	11	$35,482	23,101	$115,498	59,981
COST OF SALES		30,261	18,789	96,382	48,376
GROSS PROFIT		5,221	4,312	19,116	11,605

OPERATING EXPENSES
Selling expense		982	1,083	3,101	2,024
General and administrative expenses		3,053	1,425	6,714	4,799
Research and development expenses		17	359	961	422
Depreciation and amortization		262	134	697	431
Total Operating Expenses		4,314	3,001	11,473	7,676

INCOME FROM OPERATIONS		907	1,311	7,643	3,929

OTHER INCOME / (EXPENSE)
Interest expense		(941)	(545)	(2,642)	(1,868)
Other income	12	260	624	1,010	884
Other expense		(102)	(301)	(139)	(394)
Total other expense		(783)	(222)	(1,771)	(1,378)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES		124	1,089	5,872	2,551

INCOME TAX (EXPENSE) / RECOVERY		574	(124)	(667)	(435)

INCOME FROM CONTINUING OPERATIONS		698	965	5,205	2,116

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	7	358	(2,571)	734	(2,419)
NET INCOME/(LOSS)		1,056	(1,606)	5,939	(303)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		108	600	3,270	1,557

COMPREHENSIVE INCOME/(LOSS)		$1,164	(1,006)	$9,209	1,254

Earnings per share - basic
- from continuing operations		$0.01	0.01	$0.08	0.03
- from discontinued operations		$0.01	(0.04)	$0.01	(0.04)
- net income		$0.02	(0.03)	$0.09	(0.01)

Earnings per share - diluted
- from continuing operations		0.01	0.01	0.08	0.03
- from discontinued operations		0.01	(0.04)	0.01	(0.04)
- net income		0.02	(0.03)	0.09	(0.01)

Weighted average number of shares outstanding during the period
- basic		67,033,810	66,374,507	66,801,135	64,056,313
- diluted *		68,989,512	66,374,507	68,684,955	64,056,313

* For the three months ended September 30, 2008 and 2007, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 7,790,000 and nil, respectively, and exclude the antidilutive effect of stock options of 1,970,000 and 9,975,000, respectively. For the nine months ended September 30, 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 7,790,000 and nil, respectively, and exclude the antidilutive effect of stock options of 1,970,000 and 9,975,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional			Accumulated
	Common Stock		Paid-In			other compre-	Due from
						hensive
	Shares	Amount	Capital	Deficit	Reserves	income	Stockholders	Total
		($'000)	($'000)	($'000)	($'000)	($'000)	($'000)	($'000)

Balance, December 31, 2007	66,374,507	$66	$42,681	$(4,488)	$3,833	$4,796	$(24)	$46,864
Stock options exercised (Note 14 (B))	691,912	1	166					167
Other comprehensive income
- foreign currency translation						3,270		3,270
Stock-based compensation			127					127
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 13 (C))			6,104	(6,104)				-
Repayment from stockholders							24	24
Net income for the period				5,939				5,939
Balance, September 30, 2008	67,066,419	$67	$49,078	$(4,653)	$3,833	$8,066	$-	$56,391

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)
Expressed in Thousands of US Dollars ($ '000)

	2008	2007
	($'000)	($'000)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	5,205	2,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,632	4,402
Stock-based compensation expense	127	1,044
Accreted interest on long term payable	56	429
Gain on disposal of assets	(106)	-
Loss on disposal of assets	-	240
Deferred income tax expense	244	-
Changes in operating assets and liabilities
Accounts receivable	(842)	(2,332)
Inventories	(1,742)	1,160
Prepaid expenses	(3,518)	(1,790)
Accounts payable	5,812	32
Other current assets		(3,259)
Notes payable	5,715	-
Restricted cash	(2,858)	-
Amount due from related parties	(250)	(566)
Other payables and accrued liabilities	(179)	1,317
Cash provided by continuing operations	13,296	2,793
Cash provided by (used in) discontinued operations	591	(710)
Net Cash provided by Operating Activities	13,887	2,083

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(20,529)	(5,224)
Proceeds on disposition of assets	-	1,503
Government grants received in advance	-	1,302
Land deposit received in advance	4,714	-
Deposit for land and construction	(938)	(2,999)
Recovery of land deposit	1,143	-
Cash used in continuing operations	(15,610)	(5,418)
Cash provided by (used in) discontinued operations	1,678	(249)
Net Cash used in Investing Activities	(13,932)	(5,667)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayment of long-term accounts payable	(1,444)	(3,550)
Repayment of non-interest bearing demand loans	(2,930)	(1,481)
Proceeds from non-interest bearing demand loans	21	-
Proceeds from loans payable	15,452	21,445
Repayment of loans	(15,117)	(11,948)
Proceeds from exercise of stock options	167	1,300
Net Cash provided by (used in) Financing Activities	(3,851)	5,766

EFFECT OF EXCHANGE RATE CHANGES ON CASH	318	(81)

NET INCREASE (DECREASE) IN CASH	(3,578)	2,101
CASH AT BEGINNING OF THE PERIOD	4,736	1,079

CASH AT END OF THE PERIOD	1,158	3,180

Cash paid during the period for interest expense, net of capitalized interest	2,586	1,440
Cash paid during the period for income taxes	1,586	521

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company capitalized interest of $0 and $26,000 during the nine months ended September 30, 2008 and 2007, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly-owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $19.5 million as at September 30, 2008. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No.133."  SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.  To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial condition or results of operations.

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	($‘000)	($‘000)

Trade receivables	8,761	8,203
Amount due from sale of biotech division (Note 7)	-	1,613
Other receivables	2,770	813
Less: allowance for doubtful accounts	(774)	(708)

Accounts receivable, net	10,757	9,921

For the three months ended September 30, 2008 and 2007, the Company recorded a recovery for doubtful accounts of $9,000 and $29,000 in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded a provision for doubtful accounts of $21,000 and a recovery of $7,000  in the Consolidated Statements of Operations, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 3

INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	($‘000)	($‘000)

Raw materials	7,282	6,864
Work-in-progress	7,112	7,642
Finished goods	7,481	5,492
	21,875	19,998
Less: provision	(299)	(908)
	21,576	19,090

As at September 30, 2008 and 2007, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $299,000 and $138,000 in the Consolidated Statements of Operations, respectively. As at June 30, 2008 and 2007, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $289,000 and $161,000 in the Consolidated Statements of Operations, respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2008 and December 31, 2007:

	September 30, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	81,206	21,375	59,831
Land use rights and buildings	18,247	1,397	16,850
Motor vehicles	897	326	571
Furniture and office equipment	3,308	2,012	1,296
Construction in progress	12,307	-	12,307
	115,965	25,110	90,855

	December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	63,268	15,573	47,695
Land use rights and buildings	17,918	1,132	16,786
Motor vehicles	794	232	562
Furniture and office equipment	2,866	1,498	1,368
Construction in progress	3,778	-	3,778
	88,624	18,435	70,189

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Depreciation expense for the three months ended September 30, 2008 and 2007 was $1,940,000 and $1,822,000 respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $5,516,000 and $4,393,000 respectively. Land use rights and equipment with a net book value of $24 million are pledged as collateral for $7.6 million in loans payable (Note 9).

The balance of construction in progress as at September 30, 2008 represents capital expenditures in expansion of the formulation drugs and 7-ACA production lines. These projects are expected to be completed in the current fiscal year.

During the three months ended September 30, 2008, the Company signed an agreement with a subcontractor to sell buildings and equipment with a net book value of $2.29 million. The selling price is $2.39 million. The subcontractor agreed to off-set the $1.89 million debt owned by the Company, and pay the remaining balance of $0.51 million before September 30, 2009.

NOTE 5

INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	($'000)	($'000)
Product licenses	1,629	1,458
Less: accumulated amortization	(163)	(41)
	1,466	1,417

Amortization expense for the three months ended September 30, 2008 and 2007 was $41,000 and $3,000 respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $116,000 and $9,000 respectively.

NOTE 6

OTHER ASSETS

	September 30, 2008	December 31, 2007
	($'000)	($'000)

Deposit for land and constructions costs	3,751	3,712

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 7

DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of its former biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company before June 2008 a total of US$ 2.14 million (or RMB 15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  As at September 30, 2008, the Company has received the full amount of US$2.14 million from the buyer. The loss on disposal of the biotech division was as follows:

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

The operations of the former biotech division have been reclassified and are presented in the consolidated financial statements as a discontinued operation. A summary of such discontinued operation is as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	($'000)	($'000)	($'000)	($'000)

Net sales	778	606	1,744	1,605
Cost of sales	146	257	559	509
Gross profit	632	349	1,185	1,096
Operating and other expenses	(154)	(238)	(206)	(770)
Income before taxes	478	111	979	326
Income tax expense	(120)	(42)	(245)	(105)
Income from discontinued operation before write-off of intangible assets and goodwill	358	69	734	221
Loss on disposal of biotech division	-	(2,640)	-	(2,640)
Income / (Loss) from discontinued operation	358	(2,571)	734	(2,419)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The net sales for the three and nine months ended September 30, 2008 represent sales of the finished goods retained by the Company at the date of sale of the division. As at September 30, 2008, the finished goods remaining on hand were $265,000 and are expected to be sold by the end of the year.

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	($'000)	($'000)

Machinery and equipment payable	7,843	6,680
Non-interest bearing demand loans	1,600	3,088
Current portion of long term accounts payable	608	2,004
Advance of Government grants *	2,334	2,187
Advance of land reservation	4,813	-
Accrued expenses	3,147	3,204
Income taxes payable	399	1,252
Other taxes payable	1,035	1,107
Deposits received from customers	970	721
	22,749	20,243

* The government grants relate to the construction of a water treatment facility. Upon receipt of final approval of the completed project, the amount of $2,334,000 will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

NOTE 9

LOANS PAYABLE

The loans payable, denominated in Renminbi Yuan (“RMB”), are as follows:

	September 30, 2008	December 31, 2007
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and equipment with a net book value of $9,004,000, due January 2008	-	2,735

RMB 10.00 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by property and equipment with a net book value of $7,627,000, due February 2008	-	1,367

RMB 3.85 million loan payable to a bank, interest rate of 9.072% per annum, guaranteed by an unrelated third party, due April 2008	-	526

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

RMB 6.68 million loan payable to a bank, interest rate of 8.748% per annum, collateralized by land use right and buildings with a net book value of $5,375,000, due September 2008	-	913

RMB 3.6 million loan payable to a bank, interest rate of 9.198% per annum, guaranteed by an unrelated third party, due October 2008 *	525	-

RMB 52.3 million loan payable to a bank, interest rate of 9.711% per annum, collateralized by plant and building with a net book value of $24,404,000, due December 2008	7,629	7,151

RMB 89.6 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due on October 1, 2008. RMB 61.17 million were repaid during the three months ended September 30, 2008. According to the new loan agreement dated September 28, 2008, the remaining balance of RMB 28.43 million is due March 2009, non-interest bearing and uncollateralized	4,148	12,252

RMB 55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009	8,023	7,520

RMB 20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due September 2010	2,917	-

RMB 19.5 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due September 2010	2,852	-

RMB 65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due September 2010	9,482	559

RMB 36.00 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,252	4,922
	40,828	37,945
Less: current maturities	20,325	25,503
	20,503	12,442

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2008 (Remainder of the year)	8,154
2009	12,171
2010	20,503
40,828

*The loan payable due in October 2008 was repaid in October 2008, and a new loan of $496,000 (RMB 3.4 million) from the same bank at interest rate of 8.568% and a due date of April 19, 2009 was borrowed.

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $2,918,000 (RMB 20 million) as at September 30, 2008. These notes are due on February 26, 2009, and are collateralized by $2,918,000 of bank deposits that may only be used to repay the notes.

The Company also entered into an agreement with a bank providing a facility of up to $4,272,000 (RMB 30 million) pursuant to which the company may issue promissory notes that are guaranteed by the bank and which can be provided to suppliers to guarantee payment for purchases.  This facility is for one year and expires on February 2, 2009.  The bank will charge a fee of 0.05% on the total amount of each promissory notes issued.  The facility is collateralized by equipment with a net book value of $6,982,000. As at September 30, 2008, the Company issued several non-interest bearing notes under this facility to vendors totalling $2,917,000. These notes are due in February 2009.

NOTE 11

SEGMENTS

Beginning with the first quarter of fiscal year 2008, the Company has changed the structure of its internal organization and realigned its business segments into two divisions: Cephalosporin and Penicillin. Cephalosporin Division operates the production and sales of 7-ACA, active pharmaceutical ingredient (API) and their downstream formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Cephalosporin Division also includes ceftazidime crude powder (downstream API) and formulation products such as powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime and cefuroxime. Penicillin Division currently operates the production and sales of Clavulanic Acid, Cefalexin and Cefadroxil.  Cefalexin and Cefadroxil were launched and included in the Company’s product portfolio in January 2008.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacteria resistance. Cefalexin is a Penicillin G downstream product that is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

This realignment better reflects the Company's business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (see Note 18 also). Sales relating to the Cephalosporin Division’s 7-ACA product represented approximately 25.46% and 32.71% of the total sales for the three and nine months ended September 30, 2008 respectively (54.83% and 59.16% for the three and nine months ended September 30, 2007). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007.

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three Months Ended September 30, 2008
Sales	25,065	10,417	35,482
Gross profit	3,353	1,868	5,221
Depreciation and amortization	1,508	473	1,981
Additions to long-lived assets	14,846	7,889	22,735

Nine Months Ended September 30, 2008
Sales	79,903	35,595	115,498
Gross profit	12,234	6,882	19,116
Depreciation and amortization	4,312	1,320	5,632
Additions to long-lived assets	29,101	8,204	37,305

As at September 30, 2008
Intangible assets	1,466	-	1,466
Total assets for reportable segments	100,693	37,061	137,754
Cash and restricted cash			4,076
Consolidated total assets			141,830

Three Months Ended September 30, 2007
Sales	18,253	4,848	23,101
Gross profit	3,089	1,223	4,312
Depreciation and amortization	1,395	430	1,825
Additions to long-lived assets	4,995	494	5,489

Nine Months Ended September 30, 2007
Sales	46,613	13,368	59,981
Gross profit	8,358	3,247	11,605
Depreciation and amortization	3,390	1,012	4,402
Additions to long-lived assets	8,455	836	9,291

As at December 31, 2007
Intangible assets	1,417	-	1,417
Total assets for reportable segments	79,945	29,796	109,741
Cash and restricted cash			4,736
Consolidated total assets			114,477

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

*The segment information for the three and nine months ended September 30, 2007 and as of December 31, 2007 was restated to reflect the realignment of business segments.

Geographical segments information is as follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007
	($’000)	($’000)	($’000)	($’000)
Sales
- China	29,939	17,450	96,278	41,889
- India	4,593	5,246	15,512	15,928
- Other	950	405	3,708	2,164
	35,482	23,101	115,498	59,981

Total assets

	September 30, 2008	December 31, 2007
	($'000)	($'000)

-China	141,663	114,307
-Other	167	170
	141,830	114,477

NOTE 12

OTHER INCOME

(A) Government grants

During the three and nine months ended September 30, 2008, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received non-refundable grants of $42,000 and $340,000, respectively, from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China (for the three and nine months ended September 30, 2007: nil and $116,000)

(B) Subsidies for employee benefit

During the year ended December 31, 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employees’ social benefit and insurance accounts. During the year ended December 31, 2007, $950,000 was recognized as other income, and for the three months ended September 30, 2008 and 2007, $0 and $710,000 was recognized as other income, respectively. During the nine months ended September 30, 2008 and 2007, $420,000 and $710,000 was recognized as other income, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

NOTE 13

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida, a wholly-owned subsidiary in China, are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $251,000 and $128,000 for the three months ended September 30, 2008 and 2007, respectively, and $685,000 and $501,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees

The Company has guaranteed a bank loan to a supplier in the amount of $2,596,000 (RMB17.8 million), due on July 7, 2009.  Interest on the loan is charged at 10.456% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,805,000 (RMB 19.23 million). The Company provided the guarantee to the supplier to maintain a good business relationship.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,771,000 (RMB19 million) due on September 25, 2009 and $4,157,000 (RMB 28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,556,000 (RMB 52.84 million).  This vendor has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province, China on December 12, 2007, the total registered capital to Shanxi Weiqida increased from $24,175,000 (RMB 200 million) to $51,519,000 (RMB 400 million). The Company is required to contribute the additional registered capital of $27,344,000 (RMB 200 million) by paying cash of $14,536,000 (RMB 106 million) and transferring $12,808,000 (RMB 94 million) of retained earnings of Shanxi Weiqida within three years from November 20, 2007. For the nine months ended September 30, 2008, the Company transferred $6,104,000 (RMB 44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida. As at September 30, 2008, the Company has a capital commitment of $15,237,000 (RMB 107 million) to Shanxi Weiqida.

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of September 30, 2008, the Company has contributed $1,099,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2008 (for the remainder of the year)	215
2009	160
2010	160
2011	104
2012	48
687

The rent expense for the three months ended September 30, 2008 and 2007 was $479,000 and $17,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $1,433,000 and $46,000, respectively.

(E) Other Commitments

Capital expenditure contracted for but not yet incurred at September 30, 2008 and December 31, 2007 was $2,199,000 and nil, respectively.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

During the nine months ended September 30, 2008, the Company granted options on February 17, 2008 to its directors and employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011. Of this grant, options to purchase 120,000 shares vested immediately with 25,000 options vesting on each of February 17, 2009, and 2010.

During the nine months ended September 30, 2007, the Company granted options on May 17, 2007 to its directors and employees to purchase 4,760,000 shares at an exercise price of $0.51 (being the market price at the time) expiring on May 16, 2010. Of this grant, options to purchase 3,960,000 shares vested immediately with 400,000 options vesting on each of May 16, 2008, and May 16, 2009.

During the six months ended June 30, 2008, a director of the Company exercised 200,000 stock options at a price of $0.68. Pursuant to the share purchase agreement, dated September 11, 2004 and the escrow agreement, dated January 12, 2005 (the “Agreements”), the Company released 431,912 shares from escrow to the former shareholders of Oriental Wave Holding Limited. The Agreements related to the acquisition of Oriental Wave Holding Limited and provided for the release of the escrowed shares if certain stock options outstanding at the date of acquisition were exercised prior to the expiry dates. As the release of the escrowed shares did not change the original purchase price, no value was ascribed to the common shares.  As at September 30, 2008, no escrowed shares remain outstanding.

During the three months ended September 30, 2008, a former employee of the Company exercised 60,000 stock options at a price of $0.51.

The following table summarizes stock options information as at September 30, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	9,975,000	$ 0.71
Granted	170,000	$ 0.75
Exercised	(260,000)	$ 0.64
Expired and forfeited	(125,000)	$ 0.82
Options outstanding at September 30, 2008	9,760,000	$ 0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	7,960,000	1.79	$0.60	7,515,000	1.78	$0.63
$1.18	1,800,000	1.28	$1.18	1,800,000	1.28	$1.18
	9,760,000	1.69	$0.71	9,315,000	1.68	$0.72

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The Company recorded stock based compensation expense of $25,000 and $127,000 for the three and nine months ended September 30, 2008, respectively ($24,000 and $1,044,000 for the three and nine months ended September 30, 2007, respectively), related to stock options granted to directors and employees, the amounts of which are included in general and administrative expenses. The estimated fair value of stock options granted during the nine months ended September 30, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51% (2007: 67.23%); risk-free rate – 4.4% (2007: 4.58%); expected average life of the options – 3 years (2007: 3 year); dividend yield – 0% (2007: 0%). The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the nine months ended September 30, 2008 was $0.41 per share (2007: 0.25 per share). The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at September 30, 2008 was $1,603,000.  For the three months ended September 30, 2008, stock options of 200,000 and 60,000 were exercised at a price of $0.68 and $0.51, respectively (2007: nil).  The estimated fair value of stock options vested was $0 during the three months ended September 30, 2008 and 2007, respectively, and $146,000 and $976,000 during the nine months ended September 30, 2008 and 2007, respectively. There is approximately $75,000 of unrecognized compensation expense as of September 30, 2008 that is expected to be recognized over the next 24 months.

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

During the nine months ended September 30, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $450,000 ($nil for the nine months ended September 30, 2007) from the government of China. This credit is related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the nine months ended September 30, 2008 (for the nine months ended September 30, 2007: nil).

During the three months ended September 30, 2008 and 2007, Shanxi Weiqida received tax credits of $592,000 and $0, from Chinese local tax authority for purchasing domestically manufactured equipment. During the nine months ended September 30, 2008 and 2007, Shanxi Weiqida received tax credits of $592,000 and $342,000, respectively. These credits are treated as a reduction of income taxes expense.

The effective income tax rate for Shanxi Weiqida for the nine months ended September 30, 2008 and 2007 was 11% and 9%, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

 Expressed in US Dollars

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	September 30, 2008	December 31, 2007
	($,000)	($,000)
Deferred tax assets
Inventory	$75	$242
Accounts receivable	17	-
Accrued expenses	346	337
Other assets, net	584	547
Property and equipment	1,985	2,032
Losses carried forward	2,339	814
Total deferred tax assets	5,346	3,972
Less: valuation allowance	(4,613)	(3,053)
Net deferred tax assets	733	919
Less: deferred tax- short term	(438)	(579)
Net deferred tax assets	$295	$340

NOTE 16

RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2008, the Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $692,000 and $1,411,000, respectively ($509,000 and $1,174,000 for the three and nine months ended September 30, 2007, respectively). The Company also used this party as a contract manufacturer of certain Cephalosporin products for which the party charged $0 and $429,000 for the three and nine months ended September 30, 2008, respectively ($0 and $224,000 for the three and nine months ended September 30, 2007, respectively). The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	September 30, 2008	December 31, 2007
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	1,235	940
Less: current maturities	1,235	940
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	151	106
Less: current maturities	151	106
	-	-

The balance due from/to related parties bear no interest and are under normal trade repayment terms.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

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

NOTE 18

CONCENTRATIONS AND RISKS

84.4% and 83.4% of the Company’s revenues for the three and nine months ended September 30, 2008, respectively (75.5% and 69.8% for the three and nine months ended September 30, 2007, respectively), were derived from customers located in China. During the three and nine months ended September 30, 2008, the Company had sales of $4,593,000 and $15,512,000, respectively, to customers in India, representing 12.9% and 13.4%, respectively, of the Company’s revenues for the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, the Company had sales of $5,246,000 and $15,928,000 respectively to customers in India, representing 22.7% and 26.6%, respectively, of the Company’s revenues for the three and nine months ended September 30, 2007.

Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 22% and 0% of the Company’s sales for the three months ended September 30, 2008 and 2007, respectively, and 11.84% and 0% for the nine months ended September 30, 2008 and 2007, respectively. Amounts owing from one customer represented 17% of the Company’s trade and other receivables at September 30, 2008.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, is included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at September 30, 2008, approximately US$3,931,000 of cash and restricted cash (December 31, 2007:  US$4,633,000) were held in Renminbi.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of the Company’s future performance or results, and the Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factor.  This section should be read in conjunction with the Company’s unaudited consolidated financial statements.

The following discusses the Company’s financial condition and results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

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

Penicillin division currently operates the production and sales of clavulanic acid, cefalexin and cefadroxil.  Cefalexin and cefadroxil were only launched and included in the Company’s product portfolio during the beginning of 2008.  Clavulanic acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacterial resistance. Cefalexin and cefadroxil are Penicillin G downstream products that are widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections.

During the third quarter of 2008, the Company completed its scheduled periodic overhaul of its 7-ACA and clavulanic acid production facility for one month starting August 1, 2008, during which production of such products at this facility was suspended. Please refer to the section “Scheduled Periodic Overhaul during August 2008”below for further information.  Starting September 1, 2008, the 7-ACA and clavulanic acid production facility has already been resumed back to normal operations.

 Scheduled Periodic Overhaul during August 2008

The Company currently produces its products in two facilities in two different locations in the city of Datong, China, one for 7-ACA & clavulanic acid and the other one for the cephalosporin formulation products.  During the third quarter of 2008, the Company completed its scheduled periodic overhaul of its 7-ACA, clavulanic acid and related production infrastructure such as industrial boilers (steam supply), water circulation system, power distribution system as well as the water treatment plant.

Since the pilot production of 7-ACA and clavulanic acid in this facility back in 2004, the Company has experienced several rounds of capacity and yield improvement from the initial production capacity of 400 tons and 30 tons for 7-ACA and clavulanic acid to the current capacity of 780 tons and 78 tons respectively. In addition, due to the continuous nature of the fermentation process for the 7-ACA and clavulanic acid production, this facility has been operating continuously in shifts 24 hours a day, 7 days a week and all year around.  Certain overhaul procedures such as refurbishment of the power distribution system, the clearance of the water circulation system as well as the servicing of the industrial boilers that produce steam for the fermentation process, cannot be performed concurrently during normal production. As a result, it is essential to perform such scheduled overhaul through suspending the production process on a temporary basis.  Besides, the Company also took advantage of this overhaul period to complete the transformation of the 7-ACA production line from the old chemical method to the enzymatic (biotech) method which is more cost efficient as well as environmental friendly.

The management scheduled the overhaul in August because summer is traditionally the slow and high cost season for the business and such scheduled overhaul will allow the Company to better prepare for the upcoming busy season.

Starting September 1, 2008, the 7-ACA and clavulanic acid production facility has already been resumed back to normal operations.  According to the industry practice, the management expected that the next scheduled periodic overhaul of similar nature will be carried out in two years.

In anticipation of the scheduled overhaul in August, 2008, the Company had accumulated enough inventories for clavulanic acid to fulfill the demand of the products during the third quarter of 2008.  In addition, this scheduled periodic overhaul did not involve the cephalosporin formulation facility and therefore the production and sales of the cephalosporin formulation products were not affected during the third quarter of 2008.  However, sales of 7-ACA for the third quarter of 2008 was lower than the same period of 2007, which was mainly due to lower production output during the third quarter of 2008 as a result of the scheduled overhaul.

While each product experienced an improvement of gross margin, the overall gross margin for the third quarter of 2008 was lower than that of the same period of 2007.  It is mainly due to the change of the product mix with higher sales contribution of cephalosporin formulation products and lower sales contribution of 7-ACA due to lower production output during the scheduled overhaul.  In addition, included in the 2008 third quarter and first nine months results was $1.03 million expenses specifically related to this scheduled periodic overhaul of the 7-ACA and clavulanic acid production.

Results of Operations for the Three-month and Nine-month Periods Ended September 30, 2008 and 2007

Sales and Gross Margin Analysis

 For the quarter ended September 30, 2008

Sales for the quarter ended September 30, 2008 increased 54% to $35.48 million from $23.10 million for the same period in 2007.  $29.94 million or approximately 84% of the sales for the quarter ended September 30, 2008 were generated from the sales of products in the Chinese market, and the remaining $5.54 million or approximately 16% were generated from the sales of products in the markets outside of China.  By comparison, 76% of the sales for the quarter ended September 30, 2007 were generated from the sale of products in the Chinese market while the remaining 24% of the sales were generated in the international market outside of China.

For the quarter ended September 30, 2008, $25.06 million or approximately 71% of the sales were from the Cephalosporin division and $10.42 million or 29% of sales were from the Penicillin division.  For the same period in 2007, 79% of sales were from the Cephalosporin division and 21% of sales were from the Penicillin division. The increase in sales for the three-month period ended September 30, 2008 as compared to the prior year was primarily due to an increase in sales quantities for cephalosporin formulation drugs and clavulanic acid. In addition, crude bulk drugs of the Cephalosporin division and cefalexin and cefadroxil of the Penicillin division were new products the Company introduced in 2008.

Cost of sales for the quarter ended September 30, 2008 was $30.26 million compared to $18.79 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Cephalosporin and Penicillin divisions as mentioned above.

Overall gross profit for the quarter ended September 30, 2008 increased 21% to $5.22 million from $4.31 million for the same period in 2007.  While every product in both divisions experienced an increase in gross margin during the third quarter of 2008, different product mix led to the overall gross margin of 15% for the third quarter of 2008, a decrease from 19% gross margin for the same period of 2007.  The overall sales contribution from cephalosporin formulation drugs increased from 24% during the third quarter of 2007 to 29% in the same period of 2008. Cephalosporin formulations had a lower margin than the Company’s other key products due to the use of a low price strategy to gain market share in the fast growing market.  In addition, the three new products (crude bulk drug of the Cephalosporin division and cefalexin and cefadroxil of the Penicillin division) introduced by the Company during 2008, which already contributed 27% of the total sales for the third quarter of 2008 (compared to 0% sales contribution during the same period of 2007), initially carried slightly lower margins than the Company’s other key products,

For the nine-month period ended September 30, 2008

Sales for the nine-month period ended September 30, 2008 increased 93% to $115.50 million from $59.98 million for the same period in 2007.  $96.28 million or approximately 83% of the sales for the nine-month period ended September 30, 2008 were generated from the sales of products in the Chinese market, and the remaining $19.22 million or approximately 17% were generated from the sales of products in the markets outside of China.  By comparison, 70% of the sales for the nine-month period ended September 30, 2007 were generated from the sale of products in the Chinese market while the remaining 30% of the sales were generated in the international market outside of China.

For the nine-month period ended September 30, 2008, $79.90 million or approximately 69% of the sales were from the Cephalosporin division and $35.60 million or 31% of sales were from the Penicillin division.  For the same period in 2007, 78% of sales were from the Cephalosporin division and 22% of sales were from the Penicillin division. The increase in sales for the nine months of 2008 as compared to the same period of the prior year was primarily due to an increase in sales quantities for all products, especially, crude bulk drugs and formulation drugs of the Cephalosporin division and cefalexin and cefadroxil of the Penicillin division.  Crude bulk drugs of the Cephalosporin division and cefalexin and cefadroxil of the Penicillin division were new products the Company introduced during the beginning of 2008.

Cost of sales for the nine-month period ended September 30, 2008 was $96.38 million compared to $48.38 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Cephalosporin and Penicillin divisions as mentioned above.

Overall gross profit for the nine-month period ended September 30, 2008 increased 65% to $19.12 million from $11.61 million for the same period in 2007.  While every product in both divisions experienced an increase in gross margin for the first nine months of 2008 as compared to the same period in 2007, overall gross margin for the nine-month period of 2008 was 17%, lower than the overall gross margin of 19% for the same period in 2007.  The decrease of the overall gross margin was due to the change in product mix especially with an increase of sales contribution from cephalosporin formulation drugs from 19% during the nine-month of 2007 to 27% in the same period of 2008. Cephalosporin formulations had a lower margin than the Company’s other key products due to the use of a low price strategy to gain market share in the fast growing market. In addition, the three new products (crude bulk drug of the Cephalosporin division and cefalexin and cefadroxil of the Penicillin division) introduced by the Company during 2008, which already contributed 23% of the total sales for the first nine-month of 2008 (compared to 0% sales contribution during the same period of 2007), initially carried slightly lower margins than the Company’s other key products,

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Cephalosporin and the Penicillin division.

Cephalosporin Division

For the quarter ended September 30, 2008

Sales for the Cephalosporin division for the quarter ended September 30, 2008 were $25.06 million, representing a 37% increase from the sales of $18.25 million during the same period in 2007.  The increase in sales is mainly due to an increase in the cephalosporin formulation drugs by 83% year-over-year as well as the introduction of crude bulk drug in the market.  Sales of 7-ACA for the quarter ended September 30, 2008 decreased 29% from the same period of 2007 which was due to lower production volume during the third quarter of 2008 when the scheduled overhaul happened. Please refer to the above section “Scheduled Periodic Overhaul during August 2008” for further information.

The Cephalosporin division’s gross margin for the quarter ended September 30, 2008 was 14%, compared to 17% for the same period of 2007 even though every product of the division experienced an increase in gross margin year-over-year.  Gross margin for 7-ACA, crude bulk drugs and cephalosporin formulation drugs was 31%, 12% and -2% respectively for the third quarter of 2008, an improvement from the gross margin of 28%, nil and -9% respectively for the same period in 2007.  The decrease of the overall gross margin was due to the change in product mix especially with an increase of sales contribution from cephalosporin formulation drugs from 31% of the divisional revenues for the third quarter of 2007 to 41% in the same period of 2008. Cephalosporin formulations had a lower margin than the Company’s other key products due to the use of a low price strategy to gain market share in the fast growing market.

For the nine-month period ended September 30, 2008

Sales for the Cephalosporin division for the nine-month period ended September 30, 2008 were $79.90 million, representing a 71% increase from the sales of $46.6 million during the same period in 2007.  The increase in sales is mainly due to the growth of the cephalosporin formulation business which increased 178% year-over-year from $11.13 million for the first nine-month in 2007 to $30.94 million for the same period in 2008 as well as the introduction of the crude bulk drugs to the market which had sales of $11.19 million for the nine-month period of 2008.  Sales of 7-ACA for the first nine months of 2008 only increased 6% year-over-year due to the lower production volume during scheduled overhaul in August, 2008.

Overall gross margin for the Cephalosporin division for the nine-month period ended September 30, 2008 was 15%, decreased from the 18% for the same period in 2007, even though every product experienced an increase in gross margin year-over-year.  The decrease of the overall gross margin for the division was due to the change in product mix with the new introduction of the crude bulk drugs and an increase in sales contribution of the cephalosporin formulation drug business from 22% of the divisional sales for the nine-month period in 2007 to 39% for the same period in 2008.  These products carried lower gross margin than Company’s other key products due to the adoption of a low price strategy initially to grab market shares.  During the nine-month period in 2008, gross margins for 7-ACA, crude bulk drugs and formulation drugs increased to 29%, 8% and 1% respectively from 26%, nil and -8% respectively for the same period in 2007.

Penicillin Division

For the quarter ended September 30, 2008

The Penicillin division’s sales for the quarter ended September 30, 2008 were $10.42 million, accounting for 29% of the total sales of the Company.  By comparison, Penicillin division’s sales were $4.85 million for the same period in 2007, contributing 21% of the total sales of the Company.

The 115% increase in sales of the Penicillin division during the quarter ended September 30, 2008 as compared to the same period in 2007 was mainly due to the increase in sales volume of clavulanic acid as well as the introduction of cefalexin and cefadroxil in the market since the beginning of 2008.  Sales of clavulanic acid for the third quarter of 2008 increased 41% year-over-year from $4.85 million to $6.75 million while the sales of cefalexin and cefadroxil already reached $3.67 million for the third quarter of 2008.

The overall gross margin for the Penicillin division for the quarter ended September 30, 2008 was 18% as compared to 25% for the same period of 2007.  Clavulanic acid had a gross margin of 35% for the third quarter of 2008 as compared to 27% for the same period in 2007.  This reflected the improvement of the production cost of clavulanic acid.  The decrease of the overall gross margin of the Penicillin division was due to a change in product mix with the introduction of cefalexin and cefadroxil, two new products launched in the market only since January, 2008, which had an average of -9% gross margin initially during the third quarter of 2008.

For the nine-month period ended September 30, 2008

The Penicillin division’s sales for the first nine-month of 2008 were $35.59 million, accounting for 31% of the total sales of the Company.  By comparison, Penicillin division’s sales were $13.37 million for the same period in 2007, contributing 22% of the total sales of the Company.  The 166% increase in sales of the Penicillin division during 2008 as compared to 2007 was mainly due to the increase in sales volume of clavulanic acid as well as the introduction of cefalexin and cefadroxil in the market since the beginning of 2008.  Sales of clavulanic acid for the nine months period ended September 30, 2008 increased 59% from $13.37 million for the same period in 2007 to $21.20 million while the sales of cefalexin and cefadroxil already reached $14.39 million for the nine-month period of 2008.

The overall gross margin for the Penicillin division for the first nine months of 2008 was 19% as compared to 24% for the same period of 2007.  While clavulanic acid products had an increase in gross margin from 24% for the first nine months of 2007 to 32% for the same period of 2008, the decrease of the overall gross margin of the Penicillin division was due to a change in product mix with the introduction of cefalexin and cefadroxil, two new products launched in the market only since January, 2008, which had an average of 1% gross margin initially during the nine-month period of 2008.

Operating Expenses

For the quarter ended September 30, 2008

Total operating expenses were $4.31 million for the quarter ended September 30, 2008. The major category of operating expenses was general and administration expenses of $3.05 million, research and development expenses of $0.02 million, selling expense of $0.98 million, and depreciation and amortization expenses of $0.26 million.  Total operating expenses were $3.00 million for the quarter ended September 30, 2007 with the major expenses being general and administration expenses of $1.43 million, research and development expenses of $0.36 million, selling expense of $1.08 million, and depreciation and amortization expenses of $0.13 million.

The increase in operating expenses of $1.31 million for the quarter ended September 30, 2008 as compared to the same period of 2007 mainly reflects an increase of $1.62 million in the general and administration expenses, out of which $1.03 million expenses was specifically related to the scheduled periodic overhaul of the 7-ACA and clavulanic acid production facility during August, 2008.  (Please refer to the above section “Periodic Scheduled Overhaul during August 2008” for further information.)  The increase in the general and administration expenses was partially offset by a decrease of $0.10 million in the selling expense and a decrease of $0.34 million in the research & development expenses.

Total operating expenses as a percentage of sales was 12% for the third quarter of 2008 as compared to 13% for the same period in 2007. However, excluding the $1.03 million expenses related to the scheduled periodic overhaul, the operating expenses as a percentage of sales lowered to 9% for the third quarter of 2008.

For the nine-month period ended September 30, 2008

For the nine-month period of 2008, total operating expenses were $11.47 million. The major category of operating expenses was general and administration expenses of $6.71 million, and research and development expenses of $0.96 million, selling expense of $3.10 million, and depreciation and amortization expenses of $0.70 million.  Total operating expenses were $7.68 million for the nine-month period ended September 30, 2007 with the major expenses being general and administration expenses of $4.80 million, selling expense of $2.03 million,  depreciation and amortization expenses of $0.43 million, and research & development expenses of $0.42 million.

The increase in operating expenses of $3.80 million for the nine-month period ended September 30, 2008 as compared to the same period for the prior year mainly reflects the increase of $1.08 million in selling expenses due to an increase in delivery charges related to the increase in sales volume from both the Cephalosporin and Penicillin divisions, an increase of $0.54 million in research and development expense, an increase in deprecation and amortization of $0.26 million, as well as an increase of $1.92 million in the general and administration expense.  The increase in the general and administration expense for the first nine months of 2008 was due to a number of reasons, including the following: 1) expenses of $1.03 million specifically related to the scheduled periodic overhaul of the 7-ACA & clavulanic acid facility in August, 2008; 2) an increase of $1.27 million related to an increase in headcounts, rent and office expenses mainly related to the formulation facilities; and 3) an increase in travel expenses by $0.25 million, an increase in foreign exchange loss by $0.28 million and an increase in property tax expenses by $0.45 million due to the receipt of exemption for prior years property tax expenses during the nine-month period ended September 30, 2007.  However, these increases in expenses were partially offset by a decrease in accounting & auditing expenses by $0.34 million, sundry expenses by $0.1 million as well as a decrease of the non-cash stock based compensation expenses by $0.92 million.

Total operating expenses as a percentage of sales was 10% for the first nine-month period of 2008 as compared to 13% for the same period in 2007. However, excluding the $1.03 million expenses specifically related to the scheduled periodic overhaul, the operating expenses as a percentage of sales lowered to 9% for the first nine-month period of 2008. Please refer to the above section “Periodic Scheduled Overhaul during August 2008” for further information.

Other Expense

For the quarter ended September 30, 2008

During the quarter ended September 30, 2008, the Company recognized a net other expense of $0.78 million.  This amount primarily consisted of $0.94 million of interest expense (including $0.93 million cash interest expense and $0.01 million non-cash accreted interest expense on the long term payable) which was partly offset by a $0.04 million government grant and $0.22 million from non-operating sales of products and services.   Other expense for the quarter were $0.10 million.  Comparatively, total other expense for the same period of 2007 was $0.22 million.

For the nine-month period ended September 30, 2008

For the nine-month period ended September 30, 2008, the Company had a net other expense of $1.77 million as compared to $1.38 million for the same period in 2007. The increase of the net other expense reflected an increase in interest expense which was partially offset by an increase in government subsidies.

After-tax Income from Continuing Operations

For the quarter ended September 30, 2008

The Company realized an after-tax Income from Continuing Operations of $0.70 million for the quarter ended September 30, 2008 as compared to $0.97 million for the same period of 2007. The decrease was mainly due to the expenses of $1.03 million specifically related to the scheduled periodic overhaul during August 2008. Please refer to the above section “Periodic Scheduled Overhaul during August 2008” for further information.

For the nine months ended September 30, 2008

The Company realized an after-tax Income from Continuing Operations of $5.21 million for the nine months ended September, 2008, which represents a 146% increase from the same period in 2007. The increase was mainly attributed to an increase in sales and profitability of both Cephalosporin and Penicillin Divisions.

After-tax Income/ (Loss) from Discontinued Operations

For the quarter ended September 30, 2008

The Company realized an after-tax income from discontinued operations of $0.36 million for the quarter ended September 30, 2008 as compared to an after-tax loss from discontinued operations of $(2.57) million for the same period of 2007.  Included in the after-tax loss from discontinued operation for 2007 was a non-cash impairment charge of $1.67 million for intangible assets and $0.97 million for goodwill, which were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.

For the nine months ended September 30, 2008

The Company realized an after-tax income from discontinued operations of $0.73 million for the nine months ended September, 2008 as compared to an after-tax loss from discontinued operations of $(2.42) million for the same period of 2007.  Included in the after-tax loss from discontinued operation for 2007 was a non-cash impairment charge of $1.67 million for intangible assets and $0.97 million for goodwill, which were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.

Net Income/(Loss)

For the quarter ended September 30, 2008

For the quarter ended September 30, 2008, the Company had a net income of $1.06 million as compared to a net loss of $(1.61) million for the same period in 2007.

For the nine-month period ended September 30, 2008

For the nine-month period ended September 30, 2008, the Company had a net income of $5.94 million as compared to a net loss of $(0.30) million for the same period in 2007. The increase in net income was attributed to an increase in sales and profitability of all product lines in both Cephalosporin and Penicillin divisions as well as the decrease in losses from the discontinued operations.

Comprehensive Income

For the quarter ended September 30, 2008

As a result of a gain on foreign currency translation of $0.11 million, the Company had a comprehensive income of $1.16 million for the third quarter of 2008, compared to a comprehensive loss of $1.01 million for the same period of 2007, which included a gain on foreign currency translation of $ 0.60 million.  The gain on foreign currency translation results from translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

For the nine-month period ended September 30, 2008

For the nine-month period ended September 30, 2008, the Company had a comprehensive income of $9.21 million, including a gain on foreign currency translation of $3.27 million.  Comparatively, for the nine-month period ended September 30, 2007, the Company had a comprehensive income of $1.25 million, including a gain on foreign currency translation of $1.56 million.  The gain on foreign currency translation results from translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollar. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income per Share - Basic

For the quarter ended September 30, 2008

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,033,810 and 66,374,507 for the third quarter of 2008 and 2007 respectively.

Net Income per share from continuing operations was $0.01 for the third quarter of both 2008 and 2007.

Net Income per share from discontinued operations was $0.01 for the third quarter of 2008 as compared to a net loss per share from discontinued operations of $(0.04) for the same period of 2007.

Net Income per share was $0.02 for the third quarter of 2008 as compared to a net loss of $(0.03) per share for the same period of 2007.

For the nine-month period ended September 30, 2008

The weighted average number of shares was 66,801,135 and 64,056,313 for the nine-month period of 2008 and 2007 respectively.

Net Income per share from continuing operations was $0.08 for the first nine-month period of 2008 as compared to $0.03 for the same period of 2007.

Net Income per share from discontinued operations was $0.01 for the third quarter of 2008 as compared to a net loss from discontinued operations of $(0.04) per share for the same period of 2007.

Net Income per share was $0.09 for the nine-month period of 2008 as compared to a net loss per share of $(0.01) for the same period of 2007.

Net Income per Share – Diluted

For the quarter ended September 30, 2008

During the third quarter of 2008, some of the stock options outstanding had a dilutive impact of the Company’s net income.  The weighted average number of shares on a diluted basis was 68,989,512 and 66,374,507 for the third quarter of 2008 and 2007 respectively.

Net Income per share from continuing operations on a diluted basis was $0.01 for the third quarter of both 2008 and 2007.

Net Income per share from discontinued operations on a diluted basis was $0.01 for the third quarter of 2008 as compared to a net loss per share from discontinued operations of $(0.04) for the same period of 2007.

Net Income per share on a diluted basis was $0.02 for the third quarter of 2008 as compared to a net loss of $(0.03) per share on a diluted basis for the same period of 2007.

For the nine-month period ended September 30, 2008

The weighted average number of shares on a diluted basis was 68,684,955 and 64,056,313 for the nine-month period of 2008 and 2007 respectively.

Net Income per share from continuing operations on a diluted basis was $0.08 and $0.03 for the nine-month period of 2008 and 2007 respectively.

Net Income per share from discontinued operations on a diluted basis was $0.01 for the nine-month period of 2008 as compared to a net loss per share from discontinued operations on a diluted basis of $(0.04) for the same period of 2007.

Net Income per share on a diluted basis was $0.09 for the nine-month period of 2008 as compared to a net loss of $(0.01) per share on a diluted basis for the same period of 2007.

Dividends of the PRC subsidiary may only be distributed after allowance has been made for i) recovery of losses, if any; ii) appropriations to the reserve fund; iii) appropriations to the staff welfare fund; and iv) appropriations to an enterprise expansion fund if determined by the Board of Directors. Under current regulation, appropriations to the reserve fund should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of PRC subsidiary’s registered capital; appropriations to the staff welfare fund are at a percentage, as determined by the Board of Directors, of the after tax net income determined in accordance with the PRC GAAP; appropriations to the enterprise expansion fund are made at the discretion of the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to stockholders other than in liquidation; while the staff welfare fund is recorded as a liability and is not for distribution to stockholders.  As at September 30, 2008, Shanxi Weiqida’s reserve fund was $ 3.83 million, 7% of its registered capital.

Liquidity and Capital Resources

As of September 30, 2008, Dragon had current liabilities of $64.94 million and current assets of $45.45 million, including cash of $1.16 million, restricted cash of $2.92 million and accounts receivables of $10.76 million. The deficiency in working capital was mainly due to the use of short-term loans to finance the increase in capital investment and working capital requirements as the business grows.

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

As of September 30, 2008, the Company had current liabilities of $64.94 million as follows:

Accounts Payable	$15.88 million
Other Payables and Accrued Expenses	$22.75 million
Loans Payable - Short Term	$20.32 million
Note Payable	$5.84 million
Due to related companies	$0.15 million

Total Current Liabilities	$64.94 million

As of September 30, 2008, the Company had outstanding short-term loans (less than one year term) totaling $20.32 million. The Company believes that it will be successful in the renegotiating loans based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At September 30, 2008, the Company had long-term loan payable of $20.50 million. During the quarter ended September 30, 2008, the Company financed its operations and increased production level at its Cephalosporin and Penicillin divisions through operating revenues, accounts payables and short-term loans.  The Company intends to seek additional funding through equity financing to improve its financial position, which may include conversion of certain receivables by certain vendors of Shanxi Weiqida into the Company’s common stock.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting company.

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

Item 1.A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: November 14, 2008	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: November 14, 2008	Garry Wong
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

Date: November 14, 2008	/s/ Yanlin Han
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

Date: November 14, 2008	/s/ Garry Wong
Garry Wong
Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : November 14, 2008	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : November 14, 2008	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer