Form 10-K
period 2008-12-31
DRAGON PHARMACEUTICAL INC
filed 2009-03-31
CIK 1075206

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

Commission File Number 0-27937

DRAGON PHARMACEUTICAL INC.

(Exact name of small business issuer)

Florida (State of other jurisdiction of incorporation or organization)	65-0142474 (I.R.S. Employer Identification Number)

650 West Georgia Street, Suite 310

Vancouver, British Columbia V6B 4N9

(Address of Principal Executive Offices)

www.dragonpharma.com

(Registrant’s Internet Address)

(604) 669-8817

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer. As defined in Rule 405 of the Securities Act.

Yes ☐ No☒

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

Yes ☐ No☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $19,930,053

As of March 15, 2009, there were 67,066,418 shares of the Company’s common stock ($ 0.001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends that may affect Dragon Pharmaceutical Inc.’s future operating results and financial position. Such statements are subject to risks and uncertainties that could cause Dragon Pharmaceutical Inc.’s actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, that Dragon Pharmaceutical Inc. has a substantial amount of liabilities, all of which factors are set forth in more detail in the sections entitled “Item 1A. Business Risks Associated With Dragon Pharmaceutical Inc.” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation” herein. Readers of this annual report are cautioned not to put undue reliance on “forward looking” statements that are, by their nature, uncertain as reliable indicators of future performance. Dragon Pharmaceutical Inc. disclaims any intent or obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise except as required by law.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” and “Dragon Pharma” shall mean Dragon Pharmaceutical Inc. and its subsidiaries unless otherwise indicated. Further, unless otherwise indicated, reference to dollars shall mean United States dollars.

General

Dragon Pharmaceutical is a leading manufacturer and distributor of a broad line of high-quality antibiotic products including Clavulanic Acid, 7-ACA, downstream cephalosporin active pharmaceutical ingredient (“API”) and formulated powder for injection in both Chinese and emerging markets.

The Company’s headquarters, located in Vancouver, British Columbia, Canada, accommodates corporate functions such as corporate strategic planning, financial reporting, SEC compliance, corporate finance, risk management and entity-wide internal control oversight, and investor relations.  The Company also has an office in Beijing, China, which manages the Company’s marketing and sales for Chinese and international market outside of China.

The Company currently has three production facilities in Datong, China, including two have been certified GMP (“Good Manufacturing Practice”) production facilities certified by the Chinese State Food and Drug Administration (“SFDA”): one facility producing bulk clavulanic acid, and another facility producing cephalosporin crude & sterilized bulk drugs and formulated powder for injection.  The third facility produces bulk 7-ACA, a core intermediate for downstream cephalosporin antibiotics. 7-ACA is an intermediate and no GMP is required for the production facility. The Company currently has 44 formulated drugs approvals and 29 API approvals from the Chinese SFDA.

At the beginning of 2008, the Company has realigned its business segments into two divisions: Penicillin and Cephalosporin. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products. This realignment of business segments is part of the Company’s strategic plan to focus on antibiotic product lines, thereby increasing market share and market position by first, integrating product lines from intermediates to API and then, finally, to formulated finished products, and second, to developing new pipelines within the Company’s product lines to horizontally leverage current resources for future growth.  Formulated injectables under the Cephalosporin division are targeted at the Chinese markets while bulk intermediate and API from both Cephalosporin and Penicillin divisions are sold in both Chinese and selected international markets.

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

From 1998 to 2005, the Company successfully developed the biotech business with the generic version of Erythropoietin (“EPO”), an injectable that stimulates red blood cell development. The Company produced EPO in China and sold to 9 emerging markets including China, India, Brazil, Egypt, Peru, Dominican Republic, Trinidad-Tobago, Ecuador and Kosovo.

On January 12, 2005, the Company completed the acquisition of Oriental Wave Holding Ltd. (“Oriental Wave”). Oriental Wave was principally engaged in the production and sale of pharmaceutical products.  In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively owned 70.78% of the Company’s then outstanding shares. The acquisition of Oriental Wave allowed the Company to expand the Company’s range of products, leverage both companies’ marketing networks in China and in international markets, and improve the Company’s ability to execute the Company’s combined business strategy.

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

Shanxi Weiqida was formed in January 2002 as a Chinese domestic company. At the time it was established, Shanxi Weiqida acquired, for no cost, from Shanxi Tongling Pharmaceutical Co. Ltd., or (“Shanxi Tongling”), all drug production permits, and product licenses of Datong No. 2 Pharmaceutical Factory, or (“Datong No. 2 Pharmaceutical”). The assets of Datong No. 2 Pharmaceutical were acquired by Shanxi Tongling in June 2001 out of bankruptcy for RMB 42.3 million, or approximately $5.1 million. Shanxi Tongling was founded in 1994 by Mr. Han, the Company’s current Chairman of the Board and Chief Executive Officer.

In April 2002, Shanxi Weiqida acquired from Shanxi Tongzhen Pharmaceutical Co. Ltd., or (“Tongzhen”) all of its product licenses and production permits in consideration for assuming approximately RMB 6.7 million, or approximately $0.8 million, of bank debt upon the liquidation of Shanxi Tongzhen.

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

In September 2002, Shanxi Weiqida acquired out of bankruptcy all assets of Datong Pharmaceutical Factory, or (“Datong Pharmaceutical”), a state-owned enterprise, including the land use rights of Datong Pharmaceutical. Pursuant to the acquisition agreement entered into with the Datong Economic Committee of the Datong Municipal Government, Shanxi Weiqida acquired the assets in consideration for assuming all liabilities related to the employees of Datong Pharmaceutical. The agreement requires Shanxi Weiqida to pay the former employees of Datong Pharmaceutical certain minimum wages and health care costs until the date of their re-employment, retirement or death, whichever occurs first. Subsequently, Shanxi Weiqida transferred such obligation to the buyer of  part of the Company’s Pharma division in 2006.

In February 2003, Shanxi Weiqida commenced construction of a clavulanic acid manufacturing facility, which was completed in August 2003. Pilot production began in August 2003 and full-scale production began in January 2004. Construction of Shanxi Weiqida’s 7-ACA manufacturing facility was completed in December 2003 and pilot production of 7-ACA commenced on July 1, 2004.  In July 2005, the Company started to ramp up the production.

In August 2005, the Company closed its biotech production facility in Nanjing, China and started the relocation of the biotech production facility to a site next to the Chemical division campus in Datong, China.  The Company received GMP certification for this facility from the Chinese SFDA on December 29, 2005 and production at this facility started during the first quarter of 2006.

Shanxi Weiqida’s head office is located in a special economic region in China.  According to the tax laws for foreign enterprises, Shanxi Weiqida was granted a two-year national income tax exemption beginning in the first year after it became profitable and a 50% national income tax reduction for the following three years. Shanxi Weiqida became profitable in 2003. According to the tax policy at the time, the applicable tax rate for Shanxi Weiqida was 15% for both 2006 and 2007.  Pursuant to the Chinese Corporate Income Tax Law approved on March 16, 2007, the applicable income tax rate for Shanxi Weiqida starting 2008 was 25%.

On June 29, 2006, the Company signed an agreement with an arm's length third party to sell part of its former Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets was $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement was valued at $1.5 million and was completed in September, 2006.

Subsequent to the sales of part of the Pharma division, Oriental Wave transferred the ownership of Shanxi Weiqida to Allwin Biotrade Inc., another wholly owned subsidiary of the Company.

On November 5, 2007, the Company signed an agreement with an non-affiliated third party to sell certain fixed assets and certain net working capital of the biotech business for US$ 2.08 million (or RMB 15.6 million).

At the beginning of 2008, the Company realigned its business segments into two divisions: Penicillin and Cephalosporin. This realignment of business segments is part of the Company’s strategic plan to focus on antibiotic product lines, thereby increasing market share and market position by first, integrating product lines from intermediates to API and then, finally, to formulated finished products, and second, to developing new pipelines within the Company’s product lines to horizontally leverage current resources for future growth.

Business Segments

Prior to January 1, 2008, the Company originally operated three key business units consisting of a Chemical division for bulk pharmaceutical API and intermediates such as clavulanic acid and 7-ACA, a Pharma division for formulated injectables with a focus of cephalosporin antibiotics and a Biotech division for “EPO”.  However, during the quarter ended September 30, 2007, the Company decided to sell the Biotech division and therefore it has been reclassified as a discontinued operation.

Starting on January 1, 2008, the Company has realigned its business segments into two divisions: Cephalosporin and Penicillin divisions. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

Penicillin Division:

The Penicillin division currently operates the production and sales of clavulanic acid, cefalexin and cefadroxil.  Dragon Pharma is the first manufacturer of clavulanic acid in China and currently the market leader in the Chinese market.  In addition, as the largest exporter of such product from China, the Company is among the top leading suppliers in other emerging markets such as India.  During 2008, the Company expanded the product portfolio to include cefalexin and cefadroxil under the Penicillin division.

Clavulanic acid.  Clavulanic acid is a compound with poor anti-bacterial activity, but is a good inhibitor for Beta-lactamase. The use of such compound with penicillin molecules increases effectiveness against Beta-lactamase producing strains of pathogens. The combination of clavulanic acid and amoxicillin can be used against a variety of Beta-lactamase producing Gram positive and Gram negative bacteria. Clavulanic acid enhances the activity of amoxicillin as a broad spectrum antibiotic because of its powerful inhibitory effect on many Beta-lactamase enzymes. Clavulanic acid itself has little useful therapeutic activity.

The Company’s clavulanic acid technology and production process was licensed and transferred from Alpha Process Trust Reg., or Alpha Trust, an Italian company.  Starting in January 2004, the Company became the first commercial scale producer of clavulanic acid in China.  Before the Company started to supply to the Chinese market, clavulanic acid was imported at a relatively high price into China.  As the Company continued producing in China and started to sell the products locally at a competitive price, the total market size expanded as the Company made it more affordable to the market which further induced the demand for such products.

By being the first producer of clavulanic acid in China, the Company believes it has a competitive advantage over other manufacturers to fulfill demands for clavulanic acid in the Chinese market as well as internationally outside of China. Currently, the Company produces and sells 11 types of clavulanic acid formulated mixed powder in bulk form in the Chinese market as well as 7 other emerging markets including, India, South Korea, Jordan, Indonesia, Pakistan, Egypt & Mexico.

The production for clavulanic acid was started in January 2004 with an initial designed annual production capacity of 30 tons.  However, with the increasing demand of such products in the Chinese and other emerging markets together with the Company’s investment in process optimization and technology improvement, the current production capacity reaches 78 tons per annum.  The Company is actively pursuing a further improvement in the fermentation yield so that the production capacity could reach 120 tons per annum in order to meet the expected demand of such products in both the Chinese and other emerging markets.

According to the estimate from Healthoo.com, an industry analyst for the pharmaceutical industry in China, the adoption rate of clavulanic acid into amoxicillin in the emerging markets is much lower than in the US and European markets due to the fact that population in the emerging markets started to use amoxicillin much later than their counterparts in the US and Europe and therefore, drug resistant cycle in emerging countries is at its initial stage. It is therefore widely expected that the adoption rate of clavulanic acid with amoxicillin in the emerging markets will eventually catch up to US and European levels as the resistant cycle continues to advance.

Cefalexin. Cefalexin, a Penicillin G downstream product, is a first-generation cephalosporin antibiotic, but its chemical composition makes it effective in treatment of patients that show sensitivity to penicillin drugs. Cefalexin is widely used to treat urinary tract infections, respiratory tract infections, and skin and soft tissue infections.  In January 2008, the Company introduced cefalexin into its product portfolio. Currently, with 840 tons annual capacity, the Company is one of the three leading suppliers of such product in the Chinese market.

Cefadroxil. Cefadroxil, also a Penicillin G downstream product, is a first-generation cephalosporin antibiotic that is the para-hydroxy derivative of cefalexin, and is used similarly in the treatment of mild to moderate susceptible infections such as the bacteria “Streptococcus pyogenes”, otherwise known as strep throat, and skin and urinary tract infections. Currently, the Company has a capacity of 120 tons per annum and mainly supplies to the Chinese market.

Cephalosporin Divison:

The Cephalosporin division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs.  Dragon Pharma is not only one of the key producers of 7-ACA in the world with its 780-ton production facility, but also the largest exporter of 7-ACA from China.  In addition, the Company is also one of the market leaders in two very important and growing markets: China and India.

Besides 7-ACA, the Company also offers downstream API products including ceftazidime (crude powder), cefuroxime (crude powder & sterilized bulk) and cefotaxime (sterilized bulk). Formulated finished products include 31 dosage forms from 10 different types of cephalosporin powder for injection. The Company plans to continue to increase its 7-ACA production capacity through technological innovation.  In addition, the Company will also expand the API and formulated powder for injection offerings in order to take advantage of the Company being one of the key producers of 7-ACA in the world.

Pharmaceutical Intermediate

7-ACA.  7-ACA is made from cephalosporin C and is a core intermediate for over 50 downstream synthesizing cephalosporin antibiotics, the β-lactam antibiotics family.  Produced by the fermentation of a filamentous fungus (cephalosporium acremonium now known as acremonium chrysogenum), cephalosporin C in the fermentation broth is isolated from the biomass by filtration. The strongly hydrophilic cephalosporin C is purified by laborious absorption and ion exchange steps. Cephalosporin C can be a free acid or a salt (sodium, potassium or zinc). The conversion of cephalosporin C to 7-ACA has two methods, a chemical process and an enzymatic process.  During 2008, the Company had the capability to produce via the enzymatic method in addition to the chemical method which was originally adopted since 2004. However, starting in the beginning of 2009, the Company has already converted all the 7-ACA production lines into the enzymatic method in order to further lower the production cost by eliminating the use of hazardous chemicals.  Currently, the Company uses part of the 7-ACA for its own downstream products and sells the remaining to both Chinese market and international market outside of China, especially India.

Cephalosporin Crude and Sterilized Bulk Drug

Ceftazidime.  In January 2008, the Company added ceftazidime in crude powder form to its product portfolio.  Ceftazidime is a third-generation cephalosporin antibiotic, a downstream product for 7ACA, and has broad-spectrum activity against gram-positive and gram-negative bacteria.  It is mainly used for infections of the respiratory tract, the skin, urinary and genital tracts, septicemia, the abdominal cavity, and the central nervous system.  Company’s current capacity for ceftazidime crude bulk drug is 216 tons per annum with which part of the production is for self use in downstream products and the remaining is for external sales in the Chinese market.

Cefuroxime.  Cefuroxime is a second generation cephalosporin antibiotic, chemically similar to penicillin. It is effective against a wide variety of bacterial organisms, such as Staphylococcus aureus, Streptococcus pneumoniae, Haemophilus influenzae, E. coli, N. gonorrhoeae, and many others.  Cefuroxime is especially effective against susceptible bacterial infections of the middle ear, tonsillitis, throat infections, laryngitis, bronchitis, and pneumonia. It is also used in treating urinary tract infections, skin infections, and gonorrhea. The Company plans to launch the production of the bulk crude powder as well as sterilized cefuroxime in 2009 with an annual capacity of 216 tons and 60 tons respectively, which will be used partially for the Company’s own downstream formulated powder for injection and partially for external sales in the Chinese market.

Cefotaxime.  Cefotaxime is a third-generation cephalosporin antibiotic. Like other third-generation cephalosporins, it has broad spectrum activity against Gram positive and Gram negative bacteria. It is mainly used for infections of the respiratory tract, skin, bones, joints, urogenital system, meningitis, and septicemia. The Company plans to launch the production of sterilized cefotaxime in 2009 with an annual capacity of 120 tons, which will be used partially for the Company’s own downstream formulated powder for injection and partially for external sales in the Chinese market.

Cephalosporin Formulated Powder for Injection

The Company currently owns drug approval for 12 types of cephalosporin formulated powder for injection (in 44 different dosages) from the Chinese SFDA and has launched 10 types of powder for injection (in 31 different dosages) in the Chinese market, including cefotaxime, ceftazidime, cefoperazone, cefuroxime, cefazolin, ceftriaxone, cefminox, cefonicid, cefoxitin and cefoperazone-sulbactam. According to a report released in July 2008 by healthoo.com, an industrial analyst of the pharmaceutical industry in China, 7 out of the 10 types of the above mentioned powder for injection are among the top 20 best selling cephalosporin antibiotics while the remaining 3 are among the top 20 fastest growing cephalosporin antibiotics in the Chinese market.

The Company plans to expand its current product offerings to cover more cephalosporin powder for injection and to gain market share by focusing on the fast growing rural area markets so as to achieve the ultimate goal to become one of the top leading cephalosporin antibiotic suppliers in China.

The management will continue to focus on accelerating the exploration of rural market development in order to further enlarge market share of the Company’s finished products in the Chinese market.  Approximately, 55% of China’s 1.32 billion population (or 726 million) live in rural areas, as compared to 45%, or 593 million people, that live in the urban area.  According to the recently approved medical reform plan announced on January 21, 2009, the Chinese government planned to spend US$123 billion by 2011 on the healthcare system, emphasizing the development of infrastructure for rural healthcare services, with an intent to equal services currently available in the urban areas.  Therefore, significant funding from the central government will continue to be injected into the healthcare infrastructure for rural areas. In addition, the Chinese government’s contribution, especially to the participants of national medical insurance program, will increase significantly.  These relevant factors may lead to the continuous growth in the demand of basic pharmaceutical products, such as antibiotics in the rural area.

Discontinued Operations: Biotech Division

The sole product of the Biotech division was erythropoietin or EPO, an injectable that stimulates red blood cell development.

During the fourth quarter of 2007, the Company determined that the biotech business was not aligned with the Company’s current core business strategy of focusing on its antibiotics intermediate and downstream formulation portfolio, and consequently, reached an agreement with a non-affiliated third party to sell the assets of the biotech operations. As a result, this biotech operation has been categorized as discontinued.  According to the agreement, the buyer agreed to pay the Company a total of US$ 2.08 million (or RMB 15.6 million) in exchange for certain fixed assets and certain net working capital of the biotech business.  As a result of the sale, intangible assets of $2.14 million and goodwill of $0.97 million related to the biotech division were written off during the year ended December 31, 2007.  These intangible assets and goodwill in the Biotech division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave on January 12, 2005.  The write-off of the Biotech division’s intangible assets and goodwill had no cash impact to the Company’s financial results, but created a loss from discontinued operations in 2007.  Excluding the impact of the non-cash write-off of the intangible assets and goodwill, the Biotech division would have been profitable for 2007 with an income of $0.18 million before write-off of intangible assets and goodwill.

Products

The following table describes the top five products of the Company in terms of revenue contribution from continuing operations.

Product	Category / Presentation	Treatment	% of 2008 Revenues	% of 2007 Revenues
7-ACA	Pharmaceutical intermediate / Bulk	7-ACA is a core intermediate for cephalosporin antibiotics	32.67%	58.75%
Cefalexin/ Cefadroxil	Sterilized bulk drug/ Bulk	Cephalexin is used in treating urinary tract infections, repiratory tract infections, skin and soft tissue infections. Cefadroxil is for use to treat strep throat, skin and urinaru tract infections.	13.00%	Nil
Ceftazidime	Crude powder / Bulk	Ceftazidime is used in treating infections of the respiratory tract, the skin, urinary and genital tracts, septicemia, the abdominal cavity, and the central nervous system.	9.94%	1.17%
Ceftriaxone	Finished formulation drug/ Powder for injection	Ceftriaxone is used in treating community-acquired or mild to moderate health care-associated pneumonia, bacterial meningitis, lyme disease, typhoid fever and gonorrhea.	7.95%	7.65%
Amoxicillin Clavulanate Potassium (5:1)	Sterilized bulk drug / Bulk	Amoxicillin Clavulanate Potassium is used in treating many different types of bacterial infections, such as sinusitis, pneumonia, ear infections, bronchitis, urinary tract infections, and skin infections.	6.00%	6.73%
			69.56%	74.30%

Sales and Marketing

Geographical Breakdown

Formulated drugs under the Cephalosporin division are targeted at the Chinese markets while bulk intermediate and API from both Cephalosporin and Penicillin divisions are sold in both Chinese and selected international markets.

	2008		2007
Total Company (Continuing Operations)	$ million	% of Revenues	$ million	% of Revenues
-China	125.75	83%	60.50	71%
-International	26.19	17%	25.28	29%
	151.94	100%	85.78	100%
By Division:
Penicillin Division
-China	34.85	72%	7.96	47%
-International	13.32	28%	9.07	53%
	48.17	100%	17.03	100%

Cephalosporin Division
-China	90.90	88%	52.54	76%
-International	12.87	12%	16.21	24%
	103.77	100%	68.75	100%

83% and 71% of the Company’s revenues for 2008 and 2007, respectively, were derived from the Chinese market while the remaining 17% and 29% for 2008 and 2007, respectively, were from international customers outside of China.  The increase in the contribution of the Chinese market in 2008 was mainly because the Company introduced new bulk API and further expanded its sales in cephalosporin powder for injection, which are all targeted at the Chinese market.

Sales Models/Customers

The Company maintains different sales models for different products:

For formulated finished products (such as cephalosporin powder for injection under the Cephalosporin division), the Company’s sales department sells directly to regional distributors, which in turn sell to their customers which are mainly hospitals throughout China.

For bulk pharmaceutical intermediate (e.g. 7-ACA) and API products (e.g. Clavulanic Acid, cefalexin, cefadroxil, ceftazidime crude bulk drug), the Company’s sales department sells directly to both Chinese customers and international customers outside of China which are pharmaceutical companies using the Company’s products to make their own downstream pharmaceutical products.

During 2008 and 2007, sales to the Company’s five largest customers accounted for approximately 37% and 46% of the Company’s sales, respectively; while sales to the Company’s largest customer accounted for approximately 12% and 20% of the Company’s sales, respectively.  The Company has historically made its sales through purchase orders and not through long-term contracts.

Pricing Policy

All formulated finished products (such as cephalosporin powder for injection under the Cephalosporin division) are subject to retail price control imposed by the Chinese SFDA. The main objective of such price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive price increases.

All of the Company’s other products such as bulk pharmaceutical intermediate (e.g. 7-ACA) and API products (e.g. Clavulanic Acid, cefalexin, cefadroxil, ceftazidime crude bulk drug) are market priced products and therefore are not subject to any government price control.

Facilities

The Company has an office in Vancouver, Canada that houses certain corporate functions, such as financial reporting, risk management and entity-wide internal control oversight, SEC compliance, corporate finance, and investor relations. In addition, the Company also has a sales office in Beijing, China that houses the sales and marketing team for both the Chinese and international markets.

The Company currently has three production facilities in Datong, China, including two that have been certified GMP production facilities by the Chinese State Food and Drug Administration (“SFDA”): one facility producing bulk clavulanic acid and another facility with a capacity of producing cephalosporin crude & sterilized bulk drugs and formulated powder for injection.  The third facility produces bulk 7-ACA, a core intermediate for downstream cephalosporin antibiotics. 7-ACA is an intermediate and no GMP is required for the production facility.

The production campus for 7-ACA and clavulanic acid has a total area of approximately 947,200 square feet. This fully integrated production campus also houses the entire production infrastructure, such as the power supply, boiler, steam and chilled water facilities and a water treatment plant.  The land use right for this facility expires in August 2053.

In the past, the Company has used contract manufacturers to produce the cephalosporin powder for injection. As the Company’s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company now leases a 84,000 square feet manufacturing facility with a production line for cephalosporin powder for injection.  This facility also includes several workshops for other crude sterilized bulk drugs for cephalosporin antibiotics.  This allows the Company to ensure enough production volume to meet growing demand of the Company’s products and better control of its manufacturing cost as well as product quality assurance.

Competition

For pharmaceutical intermediate and API, world production was traditionally concentrated in Europe, a base for large scale fermentation activities. However, with the growing importance of generic drugs as a result of an increasing number of commonly used drugs being off-patent and global pressure on cutting medical expenses, there is a global trend of shifting the production base from the traditional base in Europe to selected emerging countries, especially China.  China is already a competitive powerhouse in terms of producing certain types of pharmaceutical intermediate and API.  For example, 80% of vitamin C, 80% of Penicillin G, 70% of 7-ACA, 30% of Amoxicillin worldwide are currently produced in China.

Clavulanic acid.  In 2004, the Company first started the production of clavulanic acid.  Since then, the Company has maintained its market leadership in China.  There are currently two other producers of bulk clavulanic acid in China: Shangdong Lunan Pharmaceutical and The United Laboratories. However, the scale of these competitors is smaller than the Company. According to an analyst report issued in May, 2007 by Healthoo.com, an industry analyst of the pharmaceutical industry in China, the Company sold to 80% of downstream formulation companies in China which purchased clavulanic acid to be included in their downstream finished products during 2006.

As the largest exporter of clavulanic acid from China, the Company currently exports to 7 emerging markets and is among the top suppliers in India, which has been an important worldwide hub for producing generic formulation drugs supplied to the rest of the world.  For the emerging markets outside of China, the Company faces competition mainly from European manufacturers. Among them, Lek Pharmaceutical and Chemical Company of Slovenia, SmithKline Beecham Pharmaceuticals of Britain, Deva Holding A.S. of Turkey, Amifarma S.L. of Spain and DSM N.V. of the Netherlands, are the leading manufacturers of clavulanic acid.  However, on October 2, 2008, DSM N.V. announced that it would close down the clavulanic acid production site in Sweden by the end of 2009 citing that DSM cannot maintain a profitable manufacturing activity for the product in Sweden.

7-ACA.  The Company currently sells 7-ACA to both the Indian and Chinese market.  India is an important worldwide hub for producing generic formulation drugs supplied to the rest of the world. Other companies directly competing in the worldwide market include Antibioticos (a subsidiary of the Fidia Group of Italy), Biochemie, (a subsidiary of Novartis of Switzerland) and several other Chinese producers. However, the Company has maintained a long-term supply relationship with Aurobindo Pharma, one of the top 5 largest pharmaceutical companies by export value and revenues, and so far, the Company’s export to India has been exclusively to Aurobindo Pharma.

In China, the Company mainly faces competitions from China Pharma, Fuzhou Pharma and the United laboratories.  The management of the Company believes that we are the third largest producers of 7-ACA in China, which places the Company among the largest producers worldwide.

Cephalosporin Powder for Injection

The Company’s cephalosporin powder for injection currently only addresses the Chinese market as it represents one of the fastest growing markets in the world.  Current Chinese market size for cephalosporin injectable is estimated to be 4.5 billion units and is expected to increase 15% annually in the next 5 years. The cephalosporin finished formulation market, including the injectable and oral segments, is highly fragmented and competitive, with over 400 downstream formulation companies manufacturing finished products, out of which only 3 companies have more than 3% market share. In addition, out of the top 20 cephalosporin downstream formulation companies, only 3 have direct access to its own cephalosporin intermediate and API.  All other cephalosporin downstream formulation companies do not produce the upstream intermediate and API themselves and are relying on purchased materials for their finished products. Given the level of fragmentation in the sector, the management of the Company expect that the industry will further consolidate and only companies who control the sources of materials, i.e. intermediate (7-ACA) and API will eventually have the ability to consolidate other market participants.

The Chinese market is mainly led by three producers of cephalosporin formulated products, namely, Harbin Pharma Group, Shanghai Pharma Group, Hainan Tongyong Sanyang Pharma, among over 400 other market participants.  Harbin is also a producer of 7-ACA but its 7-ACA production cannot fully fulfill its own demand for its downstream formulated products.  The Company’s current strategy is to focus on accelerating the exploration of rural market development in order to further enlarge market share of the Company’s finished products in the Chinese market. As the rural market is expanding rapidly given the Chinese government’s plan to spend US$123 billion by 2011 for the healthcare system, with the emphasis on accelerating the development of the rural healthcare services’ infrastructure to match such infrastructure in the urban area.  Company management believes that the Company has a competitive advantage in gaining market share in the untapped growth in the rural areas where the Company’s reputation as a quality and reliable producer of both upstream and downstream cephalosporin products is well known.

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

Regulation of the Chinese Pharmaceutical Industry

As a manufacturer of pharmaceutical products, the Company is subject to regulation and oversight by different levels of the food and drug administration in China, in particular, the Stated Food and Drug Administrator (“SFDA”).  The “Law of the PRC on the Administration of Pharmaceuticals” as amended on February 28, 2001, provides the basic legal framework for the administration of the production and sale of pharmaceuticals in China and covers the manufacturing, distributing, packaging, pricing and advertising of pharmaceutical products in China. Its implementation regulations set out detailed implementation rules with respect to the administration of pharmaceuticals in China. The Company is also subject to other PRC laws and regulations that are applicable to manufacturers and distributors in general.

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers

A manufacturer of pharmaceutical products must obtain a pharmaceutical manufacturing permit from the provincial food and drug administration. This permit, once obtained, is valid for five years and is renewable upon its expiration.  Our current pharmaceutical manufacturing permit will expire on December 3, 2010.  Company management does not believe it will be difficult to renew the pharmaceutical manufacturing permit. In addition, before commencing business, a pharmaceutical manufacturer must also obtain a business license from the relevant administration for industry and commerce.

Good Manufacturing Practices

A manufacturer of pharmaceutical products and raw materials must obtain the GMP certification to produce pharmaceutical products and raw materials in China. GMP certification criteria include institution and staff qualifications, production premises and facilities, equipment, raw materials, hygiene conditions, production management, quality controls, product distributions, maintenance of sales records and manner of handling customer complaints and adverse reaction reports. A GMP certificate is valid for five years. A manufacturer is required to obtain GMP certificates to cover all of its production operations.

Generally, GMP certificates are valid for five years and the management of the Company does not believe it will be difficult for the Company to renew any of our GMP certificates.  The following table summarizes the most recent GMP certificates the Company obtained for each of its manufacturing facilities:

	Issue Date	Expiration Date
Clavulanic Acid	January 16, 2006	January 15,2011
Cefalexin/ Cefadroxil	February 1, 2008	January 31, 2013
Cephalosporin Sterilized Bulk Drug	February 1, 2008	January 31, 2013
Cephalosporin Powder for Injection	August 2, 2007	August 1, 2012

Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalog and those pharmaceuticals whose production or trading are deemed to constitute monoploies, are subject to price controls in the form of fixed prices or price ceilings. Manufacturers and distributors cannot set the actual retail price for any given price-controlled product above the price ceiling or deviate from the fixed price imposed by the government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities. Sales of pharmaceutical products by pharmaceutical manufacturers in China to overseas markets are not subject to any price control.

Currently, the Company’s cephalosporin powder for injections (under the Cephalosporin division) are subject to retail price control imposed by Chinese government administration authorities. The main objective of the price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive increases in prices paid by the end consumers.  The Company’s other intermediate and bulk API products manufactured under both the Cephalosporin and Penicillin divisions are, therefore, not subject to any price control policy.

Reimbursement

China established a basic medical insurance system for urban employees in 1998 and implemented a new cooperative medical care system for rural residents since 2003. According to figures published by the PRC Ministry of Labor and Social Security, as of December 31, 2007, 616 million people, or approximately 46.7% of the whole population in China were enrolled in one of these two programs.  Out of these 616 million participants, 220 million are from the urban area while the remaining 396 million people are from the rural areas. Currently, the level of coverage under the National Medical Insurance Programs for the urban area, and the rural area, are different.

For rural areas, depending on the standard set by each province, there is a minimum coverage of RMB 100 (or approximately US$ 15) per program participant per year. 80% of such funding comes from the government while the remaining 20% comes from the program participant.  Under the new medical reform plan approved by the Chinese State Council on January 21, 2009, the minimum subsidy from the government will increase to RMB 120 (or approximately US$18) per program participant per year.

For urban areas, most program participants are urban residents who are currently employed or retired. Participants of the National Medical Insurance Program and their employers are required to contribute to the payment of insurance premiums on a monthly basis. The total amount of reimbursement for the cost of medicines, in addition to other medical expenses, for an individual participant under the National Medical Insurance Program in a calendar year is capped to the amounts in that participant’s individual account under the program. The amount in a participant’s account varies, depending on the amount of contributions from the participant and his or her employer. Generally, on average, participants under the National Medical Insurance Program who are from relatively wealthier parts of China and metropolitan centers have greater amounts in their individual accounts than those from less developed provinces.

The government announced a plan to expand the insurance coverage in the urban areas to include all children, students and unemployed persons.  Program participants are eligible for full or partial reimbursement of the cost of medicines included in the national Medical Insurance Catalog, which is divided into two tiers. Purchases of Tier A medicines are fully reimbursable, but certain Tier A medicines are only reimbursable if the medicine is used for a particular stated purpose in the Medical Insurance Catalog. Purchasers of Tier B medicines are required to make a certain percentage of co-payments, with the remaining amount being reimbursable. The percentage of reimbursement for Tier B medicines varies in different regions in the PRC. Factors that affect the inclusion of medicines in the Medical Insurance Catalog include whether the medicine is consumed in large volumes and commonly prescribed for clinical use in China and whether it is considered to be important in meeting the basic healthcare needs of the general public. The PRC Ministry of Labor and Social Security, together with other government authorities, has the power every two years to determine which medicines are included in the national medicine catalog, under which of the two tiers the included medicine falls, and whether an included medicine should be removed from the catalog. Provincial governments are required to include all Tier A medicines listed on the national Medical Insurance Catalog in their provincial Medical Insurance Catalog. For Tier B medicines listed in the national Medical Insurance Catalog, provincial governments have the discretion to adjust upwards or downwards by no more than 15% from the number of Tier B medicines listed in the national Medical Insurance Catalog that is to be included in the provincial Medical Insurance Catalog.

On January 21, 2009, the Chinese State Council passed a long awaited medical reform plan which promised to spend approximately US$ 123 billion by 2011 to provide universal medical service to the country’s 1.3 billion population.  The medical reform plan includes the following key measures to be implemented by 2011:

•

Increase the amount of rural and urban population covered by the basic medical insurance system or the new rural cooperative medical system to at least 90 percent of the population by 2011.

•

Gradually provide equal public health services in both rural and urban areas in the country.

•

Improve services of grassroots medical institutions, especially hospitals at county levels, township clinics or those in remote villages, and community health centers in less developed cities.

•

Launch a pilot program starting from this year to reform public hospitals in terms of their administration, operation and supervision, in order to improve the quality of their services.

Currently, 30 out of 31 types of the Company’s cephalosporin powder for injections launched in the Chinese market are included in the national Medical Insurance Catalog, which means the end consumers will be eligible for reimbursement as described above.

Product Liability and Protection of Consumers

Product liability claims may arise if the products sold have any harmful effect on the consumers.  The injured party can bring a claim for damages or compensation. The “General Principles of the Civil Law of the PRC,” in effect since January 1987, states that manufacturers and sellers of defective products causing property damage or injury shall incur civil liabilities.

The “Product Quality Law of the PRC” was enacted in 1993 and amended in 2000 to strengthen quality control of products and protect consumers’ rights. Under this law, manufacturers and distributors who produce and sell defective products may be subject to the confiscation of earnings from such sales, the revocation of business licenses and imposition of fines, and in severe circumstances, may be subject to criminal liability.

Research and Development

As a pharmaceutical manufacturer, Dragon Pharma’s research and development activities mainly focus on the improvement of product quality, production technology and production cost. In order to fulfill those objectives, the research and development department utilizes both internal and external resources, such as cooperation with universities and other research laboratories. For example, by the end of 2008, the Company has successfully converted all the 7-ACA production lines into the enzymatic method from the traditional chemical method in order to further lower the production cost by eliminating the use of hazardous chemicals. Furthermore, since 2007, the Company’s subsidiary has been selected to work exclusively with the research team from the East China University of Science and Technology on a PRC government subsidized national-level R&D research project to increase the fermentation yield of the Company’s 7-ACA production to the same level as seen in Europe.  In addition, the Company is actively pursuing a further improvement in yield of the fermentation process of Clavulanic Acid, one of its flagship products, so that the production capacity could reach 120 tons from 75 tons per annum in order to meet the expected demand of such products in both the Chinese and other emerging markets.

Total expenditures on research and development for the years ended December 31, 2008 and 2007 were $1,277,124 and $492,571, respectively.

Suppliers

The principal raw materials used for products include agricultural and petrochemical products, and certain active ingredients for our products.  The majority of such raw materials, as well as packaging materials, are sourced from various independent suppliers in China, while a few specific active ingredients for our products are currently sourced from the US and Germany.  In addition, the Company produces certain types of active ingredients used for the production of some of our cephalosporin finished products. In the case of sourcing raw materials from third parties, the purchase prices for the relevant raw materials are based on the prevailing market prices for such materials of similar quality. Our principal packaging materials include glass ampoules for injectables and external packaging and printed instructions for all of our pharmaceuticals.

Historically, the majority of our raw materials have been readily available. We generally maintain two vendors for each major raw material in order to diversify our vendor base and help to ensure a reliable supply of raw materials at reasonable prices. To date, raw materials shortages or price fluctuations have not had any material adverse effect on us. We also maintain a supplier evaluation scheme through which potential vendors are evaluated based on a number of factors including quality, timely delivery, cost and technical capability.

Employees

As of December 31, 2008, the Company had 8 employees in North America and approximately 2,104 employees in China. Employees in China are union members under the Chinese law and there have been no labor disputes.

ITEM 1A

RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, the Company’s financial condition or results of operations could be materially affected.

Certain Officers and Directors have significant control.

Messrs. Han and Weng and Ms. Liu, who are officers and Directors of the Company, own, in the aggregate, 58.05% of the Company’s issued and outstanding shares of common stock. As a result, these stockholders will be able to control certain corporate governance matters requiring stockholders’ approval. Such matters may include the approval of significant corporate transactions requiring a majority vote without seeking other stockholders’ approval. They will also have the ability to control other matters requiring stockholders’ approval including the election of directors that could result in the entrenchment of management.

Dragon Pharma has a negative working capital and it must restructure the short-term loans.

As of December 31, 2008, the Company had current liabilities of $70.19 million and current assets of $48.25 million, including cash and cash equivalents of $4.93 million and accounts receivable of $10.50 million.  The excess of current liabilities over current assets was mainly due to the fact that the Company financed its operations and increased sales and production level for both Cephalosporin and Penicillin divisions through operating revenues, accounts payable and short-term loans. As a result, Dragon Pharma must, during the upcoming twelve months, negotiate with its banks to restructure or renew its loans. Assuming that Dragon Pharma is successful in renegotiating its loans and that vendors continue to work with Dragon Pharma regarding accounts payable, Dragon Pharma believes that it will be able to fund its operations from product sales for the near future. However, there is no assurance that the Company will be able to renegotiate and extend its loans.  If the Company’s banks do not extend its loan or if they are extended on unfavorable terms, the Company may be adversely affected.

Dragon Pharma relies heavily on main clients.

Sales to the Company’s five largest customers accounted for approximately 37% and 46% of the Company’s sales for the year ended December 31, 2008 and 2007, respectively; while sales to the Company’s largest customer accounted for approximately 12% and 20%, respectively.  Although the Company does not anticipate that there will be a material change in these customer relationships, a change in demand for these products due to world competition, market forces or other factors outside of the control of clients, could adversely affect its sales and net income.

Shanxi Weiqida is required to contribute a portion of its net income to Reserve Funds which may not be distributed.

By law, Shanxi Weiqida is required to contribute at least 10% of its after tax net income (as determined in accordance with Chinese GAAP) into a reserve fund until the reserve is equal to 50% of Shanxi Weiqida’s registered capital, a further percentage of its after tax net income, as determined by Shanxi Weiqida’s Board of Directors, into a staff welfare fund, and into an enterprise expansion fund if determined by the Board of Directors. The reserve fund and enterprise expansion fund are recorded as part of stockholders’ equity but are not available for distribution to shareholders other than in the case of liquidation, while the staff welfare fund is recorded as a liability, and is not available for distribution to shareholders. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

The Company intends to raise additional capital through the issuance of equity securities that will dilute the ownership of other shareholders.

The Company intends to raise additional capital through the issuance of its equity securities to finance its growth and reduce short-term debt and other liabilities.  No assurance can be given that the Company will be successful in its efforts. Furthermore, the issuance of equity securities will reduce other shareholders’ ownership in the Company.

The Company may be subject to product liability claims in the future that could harm its business and reputation.

Product liability claims may arise if harmful products are sold to members of the public or if there are any alleged harmful effects from the consumption of the Company’s products. Under current Chinese laws, manufacturers and vendors of defective products in China may incur liability for loss and injury caused by such products, including having their business licenses revoked and facing criminal liability. Consistent with industry practice in China, Shanxi Weiqida does not carry product liability insurance coverage. Should any product liability claim be brought against the Company, there is no assurance that it would not have an adverse impact on its business, profitability or business reputation.

The Company will be dependent upon the services of its CEO and Chairman, Mr. Yanlin Han.

Mr. Yanlin Han is the Company’s largest shareholder and serves as its CEO and Chairman of the Board. As a result, the Company’s operations will be dependent on Mr. Han who has been the driving force behind the Company. If something happens to Mr. Han, this could divert management’s time and attention and adversely affect the management’s ability to conduct the business operations effectively.

Dragon Pharma relies heavily on the China market and changes in the market could harm its business.

During 2008 and 2007, 83% and 71% of Dragon Pharma’s sales, respectively, were derived from China. It is anticipated that Dragon Pharma’s products in China will continue to represent a significant portion of sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Dragon Pharma could be affected by any adverse changes in economic, political and social conditions in China. In addition, the Company will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, the management of the Company is unaware of any China legislative proposals that could adversely affect the Company’s business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Dragon Pharma, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or the Company’s operations.

Certain products are subject to price controls and if the related manufacturing costs increase, the Company’s potential profits may be harmed.

In July 2000, in an effort to enhance market competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People’s Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. For details, please refer to the Regulation section. All powder for injection products from the Company’s Cephalosporin division are subject to retail price control imposed by the government administration authorities, which accounted for approximately 26% of 2008 sales and 20% of 2007 sales. If manufacturing costs increase for these products that are subject to price ceilings, and the retail price for those products is not adjusted upwards, the Company’s profitability will be adversely affected.

Dragon Pharma is required to maintain compliance with GMP standards.

All pharmaceutical manufacturers in China, including Shanxi Weiqida, a subsidiary of Dragon Pharma, are required to comply with certain Good Manufacturing Practice, or GMP, standards by certain time limits and, if not met, their pharmaceutical manufacturing enterprise permits will be revoked or they will not be renewed and accordingly production will have to be terminated. A GMP certificate is valid for five years from the issuance date of the certificate.

Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida’s costs in the future. If the recertification of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on the Company’s profitability.

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

Dragon Pharma does not have patent protection and is subject to substantial competition.

Dragon Pharma competes in the generic drug segment of the pharmaceutical industry and has no patent protection for any of its products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for Dragon Pharma’s products. Further, many of these competitors are larger and have greater resources and market presence than Dragon Pharma. Larger competitors may, as a result of economies of scale, be able to afford to sell competing products at lower prices than Dragon Pharma. This will have an adverse effect on Dragon Pharma’s profitability.  As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by Dragon Pharma. Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to those of Dragon Pharma at a lower cost.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate administrative office is located at Suite 310, 650 West Georgia Street, Vancouver, British Columbia, Canada covering 2,222 square feet for approximately Cdn$81,345 ($67,788) per annum until March 31, 2011. The Company also has an office in Beijing, China, which manages the Company’s marketing and sales for Chinese and international market outside of China.

The Company’s production facilities are all located in Datong city, China.  The Company’s own production campus, with a total area of approximately 947,200 square feet, houses the clavulanic acid and 7-ACA production facilities complete with a entire production infrastructure including power supply, boiler, steam and chilled water facilities and water treatment plant.  The land use right for this facility expires in August 2053.

In the past, the Company has used contract manufacturers to produce the cephalosporin powder for injection. As the Company’s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company now leases a 84,000 square feet manufacturing facility with a production line for cephalosporin powder for injection.  This facility also includes several workshops for other crude sterilized bulk drugs for cephalosporin antibiotics.  This allows the Company to ensure enough production volume to meet a growing demand of the Company’s products, better control of manufacturing cost, as well as facilitate product quality.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not currently involved in any litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholders vote during 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock began quotation on the OTC Bulletin Board on October 9, 1998 under the symbol “DRUG”. In addition, the Company’s shares of common stock are listed on the Toronto Stock Exchange under the symbol “DDD” and are quoted on the Berlin-Bremen Exchange, the Frankfurt Exchange and the XETRA Exchange under the symbol “DRP”. The OTC Bulletin Board represents the Company’s primary market.  The Company’s common stock being quoted and traded on the Berlin-Bremen Exchange, Frankfurt Exchange and XETRA Exchange are without the Company’s prior knowledge. The following quotations reflect the high and low bids for the Company’s common stock on a quarterly basis for the past two fiscal years as quoted on the OTC Bulletin Board. These quotations are based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
Quarter Ended	High	Low
December 31, 2008	$0.90	$0.30
September 30, 2008	$1.16	$0.61
June 30, 2008	$0.91	$0.61
March 31, 2008	$0.89	$0.65
December 31, 2007	$1.24	$0.35
September 30, 2007	$0.51	$0.33
June 30, 2007	$0.51	$0.32
March 31, 2007	$0.44	$0.28

Holders

As of March 15, 2009, there were 60 registered holders of the Company’s common stock.  Many of the shares of common stock are held in street name and there may be additional beneficial holders of the Company’s common stock.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including “believes,” “considers,” “intends,” “expects,” “may,” “will,” “should,” “forecast,” or “anticipates,” or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of the Company’s future performance or results, and the Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors.”  This section should be read in conjunction with the Company’s consolidated financial statements.

The following discusses the Company’s financial condition and results of operations for the years ended December 31, 2008 and 2007 based upon the Company’s audited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. Since the Company sold the Biotech division during 2007, the results for the Biotech division have been shown separately as discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Scheduled Periodic Overhaul During August 2008

The Company currently produces its products in three facilities in two different locations in the city of Datong, China, one for 7-ACA, one for clavulanic acid and the third one for the cephalosporin API and downstream formulation products.  During the third quarter of 2008, the Company completed its scheduled periodic overhaul of its 7-ACA, clavulanic acid and related production infrastructure such as industrial boilers (steam supply), water circulation system, power distribution system as well as the water treatment plant.

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

Management scheduled the overhaul in August 2008 because summer has traditionally been the slow and high cost season for our business and such scheduled overhaul would allow the Company to better prepare for the upcoming busy season.  Starting September 1, 2008, the 7-ACA and clavulanic acid production facility has resumed normal operations.  According to industry practice, Company management expects that the next scheduled periodic overhaul of a similar nature will be carried out in two years.

In anticipation of the scheduled overhaul in August 2008, the Company had accumulated enough inventories for clavulanic acid to fulfill the demand of the products during the third quarter of 2008.  In addition, this scheduled periodic overhaul did not involve the cephalosporin formulation facility and therefore the production and sales of the cephalosporin formulation products were not affected during the third quarter of 2008.  However, sales of 7-ACA for the third quarter of 2008 were lower than the same period of 2007.  This decrease was mainly due to lower production output during the third quarter of 2008 as a result of the scheduled overhaul.

Results of Operations for the Fiscal Years Ended December 31, 2008 and 2007

Sales for the year ended December 31, 2008 increased 77% to $151.94 million from $85.78 million for the same period in 2007.  $125.75 million, or approximately 83%, of the sales for the year ended December 31, 2008 were generated from the sales of products in the Chinese market, and the remaining $26.19 million, or approximately 17%, were generated from the sales of products in the markets outside of China.  By comparison, 71% of the sales for the year ended December 31, 2007 were generated from the sale of products in the Chinese market while the remaining 29% of the sales were generated in the international markets, outside of China.  For the year ended December 31, 2008, $48.17 million, or 32%, of sales were from the Penicillin division and $103.77 million, or 68%, of the sales were from the Cephalosporin division.  For the same period in 2007, 20% of sales were from the Penicillin division and 80% of sales were from the Cephalosporin division. The increase in sales for the full year of 2008 as compared to 2007 was primarily due to the increase in sales of clavulanic acid (61% year-over-year growth), cephalosporin API (1,392% year-over-year growth) and cephalosporin formulation (131% year-over-year growth) as well as the introduction of cefalexin and cefadroxil in the market during 2008.

Cost of sales for the year ended December 31, 2008 was $127.40 million compared to $67.99 million for the same period in 2007.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both the Penicillin and Cephalosporin divisions.  Gross profit and gross margin for the year ended December 31, 2008 were $24.54 million and 16% compared to $17.79 million and 21% for the same period of 2007.  The decrease in overall gross margin was mainly due to a change in product mix, with the significant increase in cephalosporin API and formulation, together with the introduction of cefalexin and cefadroxil initially with lower margins.  Individual products from both divisions experienced an increase in gross margin in 2008 as compared to 2007.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business divisions:  the Penicillin division and the Cephalosporin division.  The Company sold the assets of the biotech division during the fourth quarter of 2007 and therefore the results of the former biotech division have been reclassified as discontinued operations.

Penicillin Division

Sales for the Penicillin division for the year ended December 31, 2008 were $48.17 million, representing a 183% increase from the revenues of $17.03 million during the same period in 2007.  Sales from both the Chinese and international market increased 338% and 47% respectively from 2007 to 2008.  The increase in sales is mainly due to the increase in sales volume of clavulanic acid (61% year-over-year growth in sales), as well as the introduction of cefalexin and cefadroxil in the market during 2008.

The Penicillin division’s gross margin for the year ended December 31, 2008 was 18% compared to 26% for the year ended December 31, 2007. The decrease in the overall gross margin for the division was mainly reflected the change in product mix within the division as the newly introduced cefalexin and cefadroxil already accounted for 41% of the divisional sales in 2008 as compared to nil % in 2007.  Gross margin for Clavulanic acid further improved to 31% in 2008 as compared to 26% in 2007 which mainly reflected the contribution of improvements in production technology.

Cephalosporin  Division

The Cephalosporin division’s sales for the year ended December 31, 2008 were $103.77 million, accounting for 68% of the total sales of the Company.  By comparison, Cephalosporin division’s sales were $68.75 million for the same period in 2007, contributing 80% of the total sales of the Company.  The 51% increase in sales of the Cephalosporin division during 2008 as compared to 2007 was mainly due to the significant increase in cephalosporin API (1,392% year-over-year growth) and cephalosporin formulation (131% year-over-year growth).  Sales of 7-ACA in 2008 were slightly lower than in 2007 because of the lower production volume due to the scheduled overhaul during August, 2008 (please refer to the above section “Scheduled Periodic Overhaul During August 2008” for further information) and the increased in-house usage of 7-ACA to produce cephalosporin API during 2008.

The overall gross margin for the division for the year ended December 31, 2008 was 15% as compared to 19% for the same period in 2007.  While every product group within the division experienced an increase in gross margin, the decrease in the overall gross margins for the division was due to a change in product mix between 2007 and 2008.  Cephalosporin formulation currently carried lower gross margin than other product groups within the division as the Company has been pursuing a sales strategy of capturing market share from the fast growing Chinese market.

Expenses

Total operating expenses were $14.89 million for the year ended December 31, 2008. The major category of operating expenses was general and administration expenses of $8.57 million, selling expense of $4.00 million, and depreciation and amortization expenses of $1.04 million.  Total operating expenses were $10.93 million for the year ended December 31, 2007 with the major expenses being general and administration expenses of $6.75 million, selling expense of $3.14 million, and depreciation and amortization expenses of $0.55 million.

The increase in operating expenses of $3.97 million for the year ended December 31, 2008 as compared to the same period for the prior year mainly reflected the increase of $0.87 million in selling expenses due to an increase in delivery charges related to the increase in sales volume from both the Cephalosporin and Penicillin divisions, an increase of $0.78 million in research and development expense, an increase of $0.49 million in deprecation and amortization as well as an increase of $1.82 million in general and administration expenses.

The increase in general and administration expenses for 2008 was mainly due to the following reasons: 1) expenses of $1.45 million specifically related to the scheduled periodic overhaul of the 7-ACA & clavulanic acid facility in August, 2008 (please refer to the above section “Scheduled Periodic Overhaul during August 2008” for further information),  2) an increase of $1.00 million related to an increase in personnel, rent and office expenses mainly related to the formulation facilities; and 3) an increase in travel expenses of $0.34 million, 4) an increase in foreign exchange loss of $0.25 million and 5) an increase in property tax expenses of $0.34 million due to the receipt of certain exemption for prior years property tax expenses during 2007.  However, these increases in expenses were partially offset by a decrease in accounting & auditing expenses of $0.50 million, consulting expenses of $0.15 million as well as a decrease of the stock based compensation expenses of $0.91 million.

Total operating expenses as a percentage of sales was 9.8% for 2008 as compared to 12.7% for 2007. However, excluding the $1.45 million expenses specifically related to the scheduled periodic overhaul, the operating expenses as a percentage of sales lowered to 9% for 2008 (please refer to the above section “Periodic Scheduled Overhaul during August 2008” for further information).

Other Expense

During the year ended December 31, 2008, the Company recognized a net other expense of $2.73 million.  This amount primarily consisted of $3.63 million of interest expense (including $ 3.57 million cash interest expense and $0.06 million non-cash accreted interest expense on the long term payable)  which was offset partly by a $1.09 million government grants for bringing in investment & new technology to Datong city as well as subsidies for employee’s mandated employee benefit contributions.  Other expenses for the year ended December 31, 2007 were 1.27 million.

After-tax Income from Continuing Operations

The Company realized a 23% increase of after-tax Income from Continuing Operations of $4.90 million for 2007 to $6.03 million for 2008.  The improvement can be attributed to the growth of revenues from increased sales and production volumes and increased margins in both the Cephalosporin and Penicillin divisions.

After-tax Income / (Loss) from Discontinued Operations.

For the year ended December 31, 2008, the Company recognized an after-tax income from discontinued operations of $0.80 million as compared to an after-tax loss from discontinued operations of $2.40 million in 2007, which was mainly due to the write-off of $2.14 million for intangible assets and $0.97 million for goodwill.  These intangible assets and goodwill in the Biotech division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave Holdings Limited on January 12, 2005.  The write-off of the Biotech division’s intangible assets and goodwill had no cash impact on the Company’s financial results, but created a loss from discontinued operations for the full year of 2007.

Net Income

For the year ended December 31, 2008, the Company had a net income of $6.83 million as compared to $2.50 million for the same period in 2007, representing 173% year-over-year growth.

Comprehensive Income

Including a gain on foreign currency translation of $3.18 million, the Company had a comprehensive income of $10.01 million for the full year of 2008, compared to a comprehensive income of $5.36 million for the same period of 2007, which included a gain on foreign currency translation of $2.86 million. The gain on foreign currency translation results from translation of the financial statements expressed in RMB to United States Dollar. The increase mainly reflected the appreciation of the RMB relative to the United States dollar.

Net Income per Share - Basic

 The Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted-average number of shares outstanding was 66,867,818 and 64,640,625 for the full year of 2008 and 2007 respectively.

Net income per share for the year of 2008 was $0.10 per share as compared to $0.04 per share for the year of 2007, representing a 150% year-over-year growth.

Net Income per Share – Diluted

During 2008, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted-average number of shares outstanding was 68,396,616 and 64,640,625 for the full year of 2008 and 2007 respectively.

Net income per share for the year of 2008 was $0.10 per share as compared to $0.04 per share for the year of 2007, representing a 150% year-over-year growth.

Liquidity and Capital Resources

As of December 31, 2008, Dragon Pharma had current liabilities of $70.19 million and current assets of $48.25 million, including cash of $4.93 million and accounts receivables of $10.50 million. The deficiency in working capital was mainly due to the fact that the Company financed its operations and increased sales and production level for both Cephalosporin and Penicillin divisions through operating revenues, accounts payables and short-term loans.

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

As of December 31, 2008, Dragon Pharma had current liabilities of $70.19 million as follows:

Accounts Payable		$17.14 million
Other Payables and Accrued Expenses		$26.28 million
Loans Payable-Short Term:
- RMB 3.40 million loan payable to a bank, interest rate of 8.568% per annum, guaranteed by a third party, due Apr.19, 2009	$0.50 million
- RMB 52.30 million loan payable to a bank, interest rate of 6.903% per annum, secured by machinery and equipments, due Dec.24, 2009	$7.63 million
- RMB 55.00 million loan payable to a bank, interest rate of 9.360% per annum, secured by a third party, due Sept.14, 2009	$8.02 million
- RMB 5.67 million loan payable to a bank, interest rate of 6.696% per annum, secured by machinery and equipments, due Dec. 03, 2009	$ 0.83million
- RMB 11.68 million loan payable to a unrelated third party, non interest bearing and uncollateralized, due Mar.31, 2009	$1.70 million
- RMB 15.00 million loan payable to a unrelated third party, interest rate of 9.990% per annum, due Nov.04, 2009	$2.19 million
Loans Payable - Short Term Subtotal		$20.87 million
Notes Payable		$5.84 million
Due to related companies		$0.07 million
Total Current Liabilities		$70.19million

As of December 31, 2008, Dragon Pharma had outstanding short-term loans (less than one year term) totaling $20.87 million. Dragon Pharma believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At December 31, 2008, Dragon Pharma had long-term loan payable of $20.57 million and deferred revenue of $0.39 million.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 7A

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section appears after the signature page (see F-1 – F-30).  The Company has elected to provide the information required by Item 8 (b).

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nil.

ITEM 9A.

CONTROLS AND PROCEDURES

Not Applicable

ITEM 9A.(T)

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment is that our internal control over financial reporting was effective as of December 31, 2008. These internal control procedures ensure the effective recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter ended December 31, 2008 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has eight directors consisting of Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Dr. Frey and Dr. Li. who were all re-elected as directors at the annual meeting of shareholders held on June 26th, 2008. The following describes the background for Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Dr. Frey and Dr. Li.

Description of Current Directors

Mr. Yanlin Han, age 45, is the Chief Executive Officer and the Chairman of the Board of Director of Dragon Pharma, positions he assumed in January 2005.  Prior to the reverse take-over of the Company, Mr. Han was the founder and Chairman of Oriental Wave and responsible for the overall strategic planning and direction of the Company.   Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China.  He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state-owned pharmaceutical companies through bankruptcy process or contractual management agreements.  Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology.  Mr. Han also serves as the Vice-President of Shanxi Province Foreign Investment Enterprise Association and Vice-President of Datong City Trade Council.  Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

Mr. Zhanguo Weng, age 54, had been a Director of the Company since January 2005.  Mr. Weng was the Vice President, China Operation until July 1, 2006 when the Company completed the sales of part of its formulation business.  Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997.  He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People’s University of China for two years. Subsequent to the sales of part of the company’s formulation business on July 1, 2007, Mr. Weng became a director of Shanxi C&Y Pharmaceutical Company, the buyer of the Company’s formulation business.

Ms. Xuemei Liu, age 39, has been a Director of the Company since January 2005.  Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

Dr. Heinz Frey, age 71, has been a Director of Dragon Pharma since September 2005, graduated from University of Bern, Switzerland in 1966, has 30 years of experience in the telecommunication industry, security manufacturing and service industry.  He has broad experience in the management of various sizes of companies with global presence, financing and controlling of international companies, leading development, production, sales and finance departments. He is also a board member of various companies.

Dr. Alexander Wick, Ph.D., age 71, has been a Director of Dragon Pharma since 1998 and was the President from 2002 until his resignation effective on February 2, 2006.  As of February 3, 2009, Dr. Wick is an independent director of the Company. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University.  He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API’s for the world’s largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001.  In 2006 he founded AS Biotech in Bern, Switzerland and is currently its president.

Dr. Yiu Kwong Sun, M.D., age 65, has been a Director of Dragon Pharma since 1999.  Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967.  He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine.  Since 1995, he has served as the Chairman of the Dr. Sun Medical Centre Limited, which has been operating a network of medical centers in Hong Kong and China for the past 20 years.  He is also the Administration Partner of United Medical Practice, which manages a large network of medical facilities throughout Hong Kong and Macau.  Dr. Sun has been a member of the Dr. Cheng Yu Tung Fellowship Committee of Management of the University of Hong Kong Faculty of Medicine since 1997.

Mr. Peter Mak, age 47, has been a Director of Dragon Pharma since September 2005. Mr. Mak is currently the managing director of Venfund Investment, a boutique investment banking service firm which he co-founded in late 2001. Prior to that, Mr. Mak was a partner at Arthur Andersen Worldwide and the managing partner of Arthur Andersen Southern China. Mr. Mak currently serves as an independent director and audit committee chairman of Trina Solar Limited, an NYSE-listed solar company, China Security & Surveillance Technology, Inc., an NYSE-listed security system company, China GrenTech Corporation Limited, a Nasdaq National Market-listed radio frequency technology and product developer, and Network CN Inc., an OTC Bulletin Board-quoted information and entertainment network service provider. Mr. Mak is a fellow member of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants.  Mr. Mak received his Professional diploma in accountancy from the Hong Kong Polytechnic University in 1985.

Dr. Jin Li, age 41, has been a Director of Dragon Pharma since September 2005, is currently a senior advisor of Phycos International Co., Ltd.  Prior to joining Phycos, he was a partner at the international law firm, Linklaters.  Mr. Li studied biochemistry at Peking University in China and received his Master of Science degree in Biochemistry from the University of Michigan and his JD degree from Columbia University Law School.  He has more than ten years of experience in international IPOs, M&A and business transactions.

Description of Executive Officers

The following sets forth the Company’s executive officers.

Name	Position	Age
Yanlin Han	Chief Executive Officer (Principal Executive Officer)	45
Garry Wong	Chief Financial Officer (Principal Financial Officer)	38
Maggie Deng	Chief Operating Officer and Corporate Secretary	41

For a description of Mr. Han, please see his biography above under “Description of Current Directors.”

Garry Wong has been the Chief Financial Officer of the Company since January 2005. Prior to his current position, Mr. Wong served as the Company’s Executive Assistant to President and Chief Executive Officer of the Company from February 2002 to January 2005. Before joining the Company, Mr. Wong was a manager of the Global Mergers and Acquisitions Group at Nortel Networks since 1996. He managed and executed transactions consisting of acquisitions, divestitures, equity investments, spin-offs, public market listing and joint ventures, in Europe, North America, Asia and the Middle East.  Mr. Wong is a Chartered Financial Analyst, or CFA, who received an International MBA degree from York University, Canada with double majors in Corporate Finance and Greater China studies and a Bachelor degree in Business Administration from University of Hong Kong.

Maggie Deng has been the Chief Operating Officer and Corporate Secretary of the company since January 2005, holding bachelor degree from Tsinghua University in China. Ms. Deng has over 10 years of experience working in or with public companies as investment banker, mainly on IPOs and secondary offering for Chinese companies on domestic stock exchange as well as international ones. Ms. Deng was the senior manager of China International Capital Corporation, a Morgan Stanley joint venture investment banking firm in China, from 1998 to 2001.  Ms. Deng moved to Canada in 2001 and held a position of Assistant President in a start-up biotech company in Vancouver, Canada until she joined Dragon Pharma in January 2005.

Audit Committee

On June 26th, 2008, the Board reappointed Mr. Mak, Dr. Frey and Dr. Li, each of whom is independent director, to the Audit Committee.  Mr. Mak, the Chairman of the Audit Committee, is an expert within the meaning of Item 407(d)(5)((ii) of Regulation S-X. The Audit Committee operates under a written charter.

Nominating Committee

Due to the size of the Company, the Company does not have a separate nominating committee. Instead, the Board of Directors serves as the nominating committee. The Board of Directors will consider nominations to the Board by its shareholders.  Requests for consideration should be made to the Company’s Corporate Secretary, Maggie Deng.

Code of Ethics

The Company has adopted a series of ethical standards and related policies, that are applicable to the officers, directors and employees of the Company, including the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.  These standards and policies include Code of Ethical Conduct, Code of Ethical Conduct for Financial Managers, Anti-fraud Policy and Whistleblower Policy, which are all available on the Company’s website at www.dragonpharma.com.  Amendments to and waivers from these standards and policies will also be disclosed on the Company’s website.

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

ITEM 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee

The Board first established the Compensation Committee in 2005.  On June 26th 2008, the Board elected Dr. Sun, Dr. Frey and Dr. Li, each of whom is independent director, to the Compensation Committee.  Dr. Sun is elected as the Chairman of the Compensation Committee.  The Compensation Committee operates under a written charter.

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

The base salary for the Company’s executive officers was determined by negotiation in connection of the reverse takeover merger involving Oriental Wave and the Company that was completed in January 2005.  Since that time, there has been no change in the executives’ base salary.  As the Company’s headquarters and executive office is located in Vancouver, Canada, the Company pays its executive officers in Canadian dollars.  These base salaries increased approximately 0.72% from 2007 to 2008 which reflects solely the appreciation of Canadian dollars against U.S. dollars.  The absolute amount of those base salaries of the Company’s executive officers in Canadian dollars remained the same since January 2005.

The amount of the option awards granted to executive officers in 2007 which represents an arbitrary amount was granted by the Compensation Committee after discussions with the Chief Executive Officer. The Chief Executive Officer abstained from voting on his option award.

Compensation Summary

The following table summarizes all compensation earned by or paid to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and other executive officer, during the past two fiscal years.

Summary Compensation Table

Name and principal position	Year	Salary	Option Award	All Other compensation	Total
Yanlin Han Chairman and Chief Executive Officer (Principal Executive Officer)	2008	$183,020	-	-	$183,020
	2007	$181,706	$200,000	-	$381,706

Garry Wong Chief Financial Officer (Principal Financial Officer)	2008	$122,621	-	-	$122,621
	2007	$121,740	$75,000	-	$196,740

Maggie Deng Chief Operating Officer and Corporate Secretary	2008	$123,228	-	-	$123,228
	2007	$122,344	$75,000	-	$197,344

Option Grants in 2007 and 2008

For the year 2008, the Company granted options of 170,000 shares to certain employees at an exercise price of $0.75 per share on February 17, 2008.

For the year  2007, the Company granted options of 4,760,000 shares to certain directors and employees at an exercise price of $0.51 per share on May 17, 2007.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal years ended December 31, 2007 and 2008.

Fiscal Year End Option

The following table sets forth for the Company’s executive officers named in the Summary Compensation Table and the number and exercise price of exercisable and un-exercisable options as at December 31, 2008.

Name	Number of Securities Underlying Unexercised Options on December 31, 2008
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Yanlin Han Chairman and Chief Executive Officer	800,000	-	0.51	May 16, 2010
	500,000	-	0.74	Sept 30, 2010

Garry Wong Chief Financial Officer	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000		$0.74	Sept 30, 2010

Maggie Deng Chief Operating Officer	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000	-	$0.74	Sept 30, 2010

Director’s Compensation

Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as recommended by the Compensation committee and determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors received any compensation including option grants during 2008. No directors received any compensation, except options to purchase common stock, during 2007.

At a directors meeting held on May 16, 2007, Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick,, Dr. Sun, Mr. Mak, Dr. Frey and Dr. Li were granted options to purchase 800,000, 300,000, 300,000, 300,000, 300,000, 500,000, 400,000 and 400,000 shares of common stock, respectively, at $0.51 per share which represented the closing per share price as of that date.

Summary Compensation Table
Name and principal position	Year	Option Award	All Other compensation	Total

Yanlin Han	2008	As described above in “Executive Compensation”
Chairman and Chief Executive Officer	2007	As described above in “Executive Compensation”

Zhanguo Weng	2008	-	-	-
Director	2007	$75,000	-	$75,000

Xuemei Liu	2008	-	-	-
Director	2007	$75,000	-	$75,000

Alexander Wick	2008	-	-	-
Director	2007	$75,000	-	$75,000

Yiu Kwong Sun	2008	-	-	-
Director	2007	$75,000	-	$75,000

Peter Mak	2008	-	-	-
Director	2007	$125,000	-	$125,000

Heinz Frey	2008
Director	2007	$100,000	-	$100,000

Jin Li	2008	-	-	-
Director	2007	$100,000	-	$100,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of the Company’s common stock beneficially owned (unless otherwise indicated) by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by the Company’s named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, all information is as of March 15, 2009

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Yanlin Han Chairman and Chief Executive Officer	26,753,741(2)	39.13%
Zhanguo Weng Director	9,586,783(3)	14.17%
Xuemei Liu Director	5,193,391(4)	7.66%
Alexander Wick Director	1,600,000(5)	2.35%
Yiu Kwong Sun Director	1,400,000(6)	2.07%
Peter Mak Director	700,000 (7)	1.03%
Heinz Frey Director	500,000 (7)	0.74%
Jin Li Director	500,000 (7)	0.74%
Maggie Deng Chief Operating Officer and Corporate Secretary	700,000 (7)	1.03%
Garry Wong Chief Financial Officer	700,000 (7)	1.03%
All directors and executive officers as a group (10 persons)	47,633,915(8)	63.88%
Bright Faith Overseas Limited	3,496,503	5.21%
Ms. Qingming Liu	6,000,000	8.95%
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

(5)

Includes options to purchase 1,100,000 shares.

(6)

Includes options to purchase 700,000 shares. Also includes 600,000 shares of common stock owned by Yukon Health Enterprise for which Mr. Sun serves as director and officer.

(7)

Represents options exercisable within sixty days.

(8)

Includes options to acquire 7,700,000 shares of common stock.

Equity Compensation Plan Information

The Company’s shareholders approved a share option plan at its Annual Meeting held on December 18, 2001, authorizing 4,500,000 shares for issuance under the plan.  At its Annual Meeting held on August 12, 2005, the Company’s shareholders approved another share option plan authorizing the issuance of a further 15,000,000 shares. The following table provides aggregate information as of December 31, 2008 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, and warrants	Weighted-average exercise price of outstanding options, and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	9,760,000	$0.71	9,204,000
Equity compensation plans not approved by security holders	0	-	0
Total	9,760,000	$0.71	9,204,000

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the past two years, the Company has been a party to transactions involving one of its directors. See also Note 17 to the Company’s financial statements.

On June 29, 2006, the Company signed an agreement with an arm-length third party to sell part of the original Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets is $13.32 million. The transaction was completed on July 1, 2006.  In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party.  This documentation and services agreement is valued at $1.5 million and was completed in September, 2006.  Subsequent to the transaction, Mr. Weng, a Director of the Company became a director of this party.  During 2007 and 2008, the Company has supplied some raw materials to this party and has used this party as a contract manufacturer for some of its Cephalosporin formulation products.

Director Independence

Dr. Yiu Kwong Sun, Ms. Xuemei Liu, Mr. Peter Mak, Dr. Heinz Frey and Dr. Jin Li are deemed to be independent directors within the meaning of NASD listing standards.  As of February 2, 2009, Dr. Alexander Wick is also deemed to be an independent director within the meaning of NASD listing standards.

ITEM 14.

ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2007 and 2008, Ernst & Young LLP was engaged by the Company to provide both audit and non-audit services.  The following fees were paid for services provided by Ernst & Young LLP.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company’s Annual Report for the year ended December 31, 2008 and 2007 and the review of the Company’s quarterly reports for such years, amounted to approximately $363,000 and $410,000 respectively.

Audit Related Fees. For the years ended December 31, 2008 and 2007 the Company paid $Nil and $Nil to Ernst & Young for other audit related fees.

Tax Fees. For the year ended December 31, 2008 and 2007, the Company paid $Nil and $20,000 to Ernst & Young for tax fees.

All Other Fees. For the years ended December 31, 2008 and 2007, the Company paid $Nil and $13,800 to Ernst & Young for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2008	2007
Audit Fees	$363,000	$410,000
Audit Related Fees	$0	$0
Tax Fees	$0	$20,000
All Other Fees	$0	$13,800

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

(1)

Financial Statements

Report of Independent Accountants
Year-end Consolidated Balance Sheets
Year-end Consolidated Statements of Operations
Year-end Consolidated Statements of Stockholders’ Equity
Year-end Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)

Exhibits

Exhibit Number	Name
2.1(a)	Share Exchange Agreement with First Geneva Investments
3.1(a)

Certificate of Incorporation and Amendments

a. Certificate of Incorporation

b. Certificate of Amendment, dated June 19, 1997

c. Certificate of Amendment of Articles of Incorporation, dated September 21, 1998

3.2	Amended and Restated Bylaws

10.15(b)	2001 Stock Option Plan
10.16 (c)	Waivers of Certain Conditions to the Shares Purchase Agreement
10.17 (c)	Escrow Agreement among Dragon Pharmaceutical, Oriental Wave Holding Limited, Yanlin Han, Zhanguo Weng and Xuemei Liu.

10.21 (d)	Agreement for Advance and Long Term Supply of Products between Aurobindo (Datong) Bio-Pharma Co. Ltd. and Shanxi Weiqida Pharmaceutical Co. Ltd.
10.22 (d)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
10.23 (d)	Manufacturing Agreement for Dry-freeze Levoflaxacin Injectable by and between Shanxi Weiqida Pharmaceutical Co. and Shanxi Pude Pharmaceutical Co. Ltd.

10.24 (d)	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.
10.25 (e)	2005 Stock Option Plan
10.26	Assignment and Assumption Agreement among the Company, Polymun Scientific Immunubiological Forschung EmGH and AS Biotech AG.
21

Subsidiaries of the Registrant are:

Allwin Newtech Ltd., a British Virgin Island corporation;

Sanhe Kailong Bio-pharmaceutical Co. Ltd., a Chinese

Limited Liability Corporation;

Allwin Biotrade, Inc., British Virgin Island corporation;

Dragon Pharmaceuticals (Canada) Ltd, a British Columbia corporation;

Nanjing Huaxin Bio-Pharmaceutical Co., Ltd., a Chinese corporation;

Oriental Wave Holding, Ltd., a British Virgin Island corporation;

Shanxi Weiqida Pharmaceutical Ltd., a Chinese Corporation; and

Weixiang Bio-pharmaceutical Co., Ltd., a Chinese Corporation.

23.1	Consent of Ernst & Young LLP., Chartered Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

99.1 (e)	Code of Ethics

______________________

(a)

Previously filed with Dragon Pharma’s initial registration statement on Form 10-SB, filed with the SEC on November 4, 1999.

(b)

Incorporated by reference to Dragon Pharma’s proxy statement for the Annual Meeting held on December 17, 2001.

(c)

Incorporated by reference to Form 8-K filed on January 18, 2005

(d)

Incorporated by reference to Form 8-K filed on March 2, 2005, portions of which have been omitted for confidential treatment.

(e)

Incorporated by reference to the Company’s proxy statement for 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009	Dragon Pharmaceutical Inc.,
a Florida Corporation

/s/ Yanlin Han
Yanlin Han, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date
/s/ Yanlin Han Mr. Yanlin Han, Chairman of the Board and Chief Executive Officer	March 30, 2009
/s/ Zhanguo Weng Mr. Zhanguo Weng, Director	March 30, 2009
/s/ Dr. Yiu Kwong Sun Dr. Yiu Kwong Sun, Director	March 30, 2009
/s/ Dr. Alexander Wick Dr. Alexander Wick, Director	March 30, 2009
/s/ Xuemei Liu Ms. Xuemei Liu, Director	March 30, 2009
/s/ Peter Mak Mr. Peter Mak, Director /s/ Heinz Frey Dr. Heinz Frey, Director /s/ Jin Li Dr. Jin Li, Director /s/ Garry Wong Garry Wong, Chief Financial Officer (Principal Financial Officer)	March 30, 2009 March 30, 2009 March 30, 2009 March 30, 2009

DRAGON PHARMACEUTICAL INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2008 AND 2007

PAGE	F-4	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-5	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE	F-6	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGES	F-7—F-30	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dragon Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheets of Dragon Pharmaceutical Inc. as of December 31, 2008 and 2007 and the consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Dragon Pharmaceutical Inc. as at December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1(B) to the consolidated financial statements, the Company’s recurring working capital deficiency raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter also is described in Note 1(B).  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Ernst & Young LLP
March 25, 2009	Chartered Accountants

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2008 AND 2007
Expressed in Thousands ($'000) of US Dollars Except Share Data
 (Basis of Presentation – Note 1)

ASSETS	Notes	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	19	2,011	4,736
Restricted cash	10,19	2,923	-
Accounts receivable, net of allowances	2	10,499	9,921
Inventories, net	3	25,760	19,090
Prepaid expenses		5,738	3,539
Due from related parties	17	1,139	940
Deferred income tax assets	16	176	579
Total Current Assets		48,246	38,805

PROPERTY AND EQUIPMENT, NET	4,9	94,565	70,189
OTHER ASSETS
Intangible assets, net	5	1,503	1,417
Investments –cost		15	14
Other assets	6	3,751	3,712
Deferred income tax assets	16	295	340
Total Other Assets		5,564	5,483
TOTAL ASSETS		148,375	114,477

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		17,142	9,319
Other payables and accrued liabilities	8	26,280	20,243
Loans payable – short-term	9	20,870	25,503
Notes payable	10	5,836	-
Due to related parties	17	66	106
Total Current Liabilities		70,194	55,171

LONG-TERM LIABILITIES
Loans payable – long-term	9	20,571	12,442
Deferred revenue	11	394	-
Total Long-Term Liabilities		20,965	12,442
TOTAL LIABILITIES		91,159	67,613

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding
2008: 67,066,418; 2007: 66,374,507		67	66
Additional paid-in capital		49,105	42,681
Deficit		(4,588)	(4,488)
Reserves	15	4,653	3,833
Accumulated other comprehensive income		7,979	4,796
Due from stockholders		-	(24)
Total Stockholders’ Equity		57,216	46,864

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		148,375	114,477

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Expressed in Thousands of US Dollars ($'000) Except Share and Per Share Data

	Note
		2008	2007

SALES	12	151,947	85,782
COST OF SALES		127,400	67,990
GROSS PROFIT		24,547	17,792

OPERATING EXPENSES
Selling expense		4,007	3,137
General and administrative expenses		8,574	6,748
Research and development expenses		1,277	493
Depreciation and amortization		1,039	547
Total Operating Expenses		14,897	10,925

INCOME FROM OPERATIONS		9,650	6,867
OTHER INCOME / (EXPENSE)
Interest expense		(3,626)	(2,497)
Other income	11,13	1,085	1,239
Other expenses		(192)	(15)
Total other expenses		(2,733)	(1,273)

INCOME FROM CONTINUING OPERATIONS BEFORE
TAXES		6,917	5,594

INCOME TAX EXPENSE	16	(896)	(696)

INCOME FROM CONTINUING OPERATIONS		6,021	4,898
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	7	803	(2,397)
NET INCOME		6,824	2,501
OTHER COMPREHENSIVE INCOME
Foreign currency translation		3,183	2,862
COMPREHENSIVE INCOME		10,007	5,363

Earnings per share - basic
- from continuing operations		0.09	0.08
- from discontinued operations		0.01	(0.04)
- net income		0.10	0.04

Earnings per share - diluted
- from continuing operations		0.09	0.08
- from discontinued operations		0.01	(0.04)
- net income		0.10	0.04

Weighted average number of shares outstanding during the period
- basic		66,867,818	64,640,625
- diluted	1 (S)	68,396,616	64,640,625

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional			Accumulated
	Common Stock		Paid-In			other comprehensive	Due from
	Shares	Amount	Capital	Deficit	Reserves	income	Stockholders	Total

Balance, December 31, 2006	62,878,004	63	33,412	855	2,693	1,934	(24)	38,933
Common shares issued (Note 15 (B))	3,496,503	3	1,497					1,500
Other comprehensive income								-
- foreign currency translation						2,862		2,862
Stock based compensation			1,068					1,068
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 14 (C) and 15(A))			6,704	(6,704)				-
- reserve (Note 15 (A)):				(1,140)	1,140			-
Net income for the year				2,501				2,501
Balance, December 31, 2007	66,374,507	66	42,681	(4,488)	3,833	4,796	(24)	46,864
Stock options exercised (Note 15 (C))	260,000	1	166					167
Shares released from escrow (Note 15 (C))	431,911	-						-
Other comprehensive income
- foreign currency translation						3,183		3,183
Stock-based compensation			154					154
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 14 (C) and 15(A))			6,104	(6,104)				-
- reserve (Note 15 (A)):				(820)	820			-
Repayment from stockholders							24	24
Net income for the period				6,824				6,824
Balance, December 31, 2008	67,066,418	67	49,105	(4,588)	4,653	7,979	-	57,216

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
Expressed in Thousands of US Dollars ($ '000)

	2008	2007

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	6,021	4,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,032	5,613
Stock-based compensation expense	154	1,068
Accreted interest on long term payable	56	463
(Gain)/loss on disposal of assets	(54)	14
Deferred income tax expense (benefit)	503	(883)
Deferred revenue	(43)	-
Changes in operating assets and liabilities
Accounts receivable	523	(4,465)
Inventories	(6,147)	(7,110)
Prepaid expenses	(1,932)	(2,123)
Accounts payable	7,086	3,294
Notes payable	5,745	-
Restricted cash	(2,877)	-
Amount due from related parties	(239)	(941)
Other payables and accrued liabilities	(1,959)	2,840
Cash provided by continuing operations	14,869	2,668
Cash provided by discontinued operations	923	151
Net Cash provided by Operating Activities	15,792	2,819

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(23,472)	(9,182)
Proceeds on disposition of assets	-	1,514
Government grants received in advance	-	2,101
Land deposit received in advance	4,739	-
Deposit for land and construction	(943)	(3,564)
Recovery of land deposit	1,149	-
Cash used in continuing operations	(18,527)	(9,131)
Cash provided by discontinued operations	1,580	525
Net Cash used in Investing Activities	(16,947)	(8,606)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayment of long-term accounts payable	(1,527)	(4,538)
Repayment of non-interest bearing demand loans	(3,640)	-
Proceeds from non-interest bearing demand loans	2,189	978
Proceeds from loans payable	27,728	26,641
Repayment of loans	(26,791)	(15,182)
Proceeds from common shares issued	-	1,300
Proceeds from exercise of stock options	167	-
Net Cash provided by (used in) Financing Activities	(1,874)	9,199

EFFECT OF EXCHANGE RATE CHANGES ON CASH	304	245

NET INCREASE (DECREASE) IN CASH	(2,725)	3,657
CASH AT BEGINNING OF THE PERIOD	4,736	1,079

CASH AT END OF THE PERIOD	2,011	4,736

Cash paid during the period for interest expense, net of capitalized interest	3,570	2,034
Cash paid during the period for income taxes	1,595	783

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

On January 12, 2005, the Company completed the acquisition of Oriental Wave Holding Limited (“Oriental Wave”). Oriental Wave was principally engaged in the production and sale of pharmaceutical products in China.  In connection with the acquisition of Oriental Wave, the Company issued 44,502,004 shares of common stock to the three prior owners of Oriental Wave. As a result, these three prior owners of Oriental Wave collectively owned 70.78% of the outstanding shares.

The Company is a leading manufacturer and distributor of a broad line of high-quality antibiotic products including Clavulanic Acid, 7-ACA, and downstream cephalosporin active pharmaceutical ingredient (“API”) and formulated powder for injection in both Chinese and other emerging markets.

The Company currently has three production facilities in Datong, China, including two that have been GMP (“Good Manufacturing Practice”) production facilities certified by the Chinese State Food and Drug Administration ("SFDA"): one facility producing bulk clavulanic acid and related active pharmaceutical ingredient (“API”), and another facility with a capacity of producing cephalosporin crude & sterilized bulk drugs and formulated powder for injection.  The third facility produces bulk 7-ACA, a core intermediate for downstream cephalosporin antibiotics.

Starting on January 1, 2008, the Company has realigned its business segments into two divisions: Penicillin and Cephalosporin divisions. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

The Penicillin Division currently operates the production and sales of Clavulanic Acid, Cefalexin and Cephadroxil.

The Cephalosporin Division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs. Downstream API products include Ceftazidime (crude powder), Cefotaxime (crude powder & sterilized bulk) and Cefuroxime (sterilized bulk). Formulated finished products include 31 dosage forms from 10 different types of cephalosporin powder for injection.

The Company’s headquarters, located in Vancouver, British Columbia accommodates corporate functions such as financial reporting, SEC compliance, corporate finance, risk management and entity-wide internal control oversight and investor relations. The Company also has corporate offices in Beijing, China to manage the sales and marketing for the Chinese market as well as international markets outside of China.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $21.95 million as at December 31, 2008, however, the Company has developed and is implementing a plan to reduce its reliance on short term financing.

The Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels which is expected to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. Subsequent to December 31, 2008, the Company successfully refinanced its loans due in January 2010 amounting to $4,377,000 (RMB30 million). There is no assurance that additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(E) Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. The Company uses the specific identification method to determine its allowance for doubtful accounts.

(F) Investments

The Company’s investment in a private company represents less than 1% of the total equity of the private company as of December 31, 2008.  The investment is carried at cost and written down to estimated fair market value when indications exist that this investment has other than temporarily declined in value.  No write downs have been recorded to date.

(G) Inventories

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods and work-in-progress, cost being determined on a weighted average basis.  Idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) are treated as current period costs.

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

Interest costs that are attributable to the acquisition, construction or production of property and equipment that take a substantial period of time to get ready for its intended use are capitalized as part of the cost. During the years ended December 31, 2008 and 2007, the Company capitalized interest of $0 and $26,000, respectively.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(I) Intangible Assets

Intangible assets represent licenses and permits for the production and sales of pharmaceutical products in China and are amortized on a straight-line basis over a period of ten years.

Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is determined using a discounted cash flow analysis.

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

(K) Revenue Recognition

The Company recognizes revenue, net of estimated provisions for returns, rebates and sales allowances, from the sale of pharmaceutical products. Revenues are recognized only when the Company has transferred to the customer the significant risk and rewards of ownership of the goods, title to the products transfers, the amount is fixed and determinable, evidence of an agreement exists, there is reasonable assurance of collection of the sales proceeds, the Company has no future obligations and the customer bears the risk of loss.

(L) Shipping and handling costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to customer locations are recorded as selling expenses. Shipping and handling costs were $1,794,000 and $858,000 for the years ended December 31, 2008 and 2007, respectively.

(M) Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense totaled $25,000 and $11,000 for the years ended December 31, 2008 and 2007, respectively.

(N) Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditures on research and development for the years ended December 31, 2008 and 2007 were $1,277,000 and $493,000, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(O) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company’s subsidiary, Shanxi Weiqida is registered in a special economic region in China.  This economic region allows foreign enterprises a two-year income tax exemption from central government tax beginning in the first year after they become profitable, being the year commencing on January 1, 2003 to December 31, 2004 and a 50% income tax reduction for the following three years, being 2005 to 2007.  Shanxi Weiqida was approved as a wholly owned foreign enterprise in October 2002. The applicable income tax rate for Shanxi Weiqida was 15% from 2005 to 2007.

Pursuant to the Chinese Corporate Income Tax Law approved on March 16, 2007, the applicable income tax rate for Shanxi Weiqida is 25% of the taxable income from January 1, 2008.

Pursuant to a new regulation, “No. 7 enacted during 2006 by the Shanxi Provincial Government”, Shanxi Weiqida is eligible to be exempted from the Provincial income tax, which is 3% of the taxable income, from 2006 to 2012.

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48.  The Company’s adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial position or results of operations.  Upon adoption and as of December 31, 2008, the Company had no interest and penalty accrual or expense.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(P) Foreign Currency Translation

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

(Q) Other Comprehensive Income

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

(R) Segments

Starting on January 1, 2008, the Company has realigned its business segments into two divisions: Penicillin and Cephalosporin divisions. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

The Penicillin Division currently operates the production and sales of Clavulanic Acid, Cefalexin and Cefadroxil.  Clavulanic Acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacteria resistance. Cefalexin is a Penicillin G downstream product that is widely used to treat urinary tract infections, respiratory tract infections, skin and soft tissue infections. Cefalexin and Cefadroxil were launched and included in the Company’s product portfolio in January 2008.

The Cephalosporin Division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs. Downstream API products include Ceftazidime (crude powder), Cefotaxime (crude powder & sterilized bulk) and Cefuroxime (sterilized bulk). Formulated finished products include 31 dosage forms from 10 different types of cephalosporin powder for injection.

(S) Earnings Per Share

Earnings per share are computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share, as determined using the treasury stock method, is equal to the basic income per share as common stock equivalents consisting of options to acquire 9,760,000 and 9,975,500 common shares that are outstanding at December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, diluted weighted average number of shares outstanding includes the dilutive effect of stock options of 7,790,000 and nil, respectively, and excludes the antidilutive effect of stock options of 1,970,000 and 9,975,000, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(T) Government Grants and Deferred Revenue

The Company received grants from federal and provincial governments. Government grants are recognized only when there is reasonable assurance that the Company will comply with any conditions attached to the grant and the grant will be received.

A grant relating to current expenditures is reported separately as 'other income' in the period in which the grant is earned and the expenditures have been incurred. A grant relating to capital assets is recorded as deferred revenue and amortized to income on a straight-line basis as the asset is depreciated.

(U) Stock Based Compensation

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

(V) Recent Accounting Pronouncements

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to January 1, 2009. The Company believes that the impact of these items will not be material to its consolidated financial statements.

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

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	($‘000)	($‘000)

Trade receivables	9,957	8,203
Amount due from sale of biotech division (Note 7)	-	1,613
Other receivables	1,316	813
Less: allowance for doubtful accounts	(774)	(708)

Accounts receivable, net	10,499	9,921

For the year ended December 31, 2008, the Company recorded a provision for doubtful accounts of $22,000 in the Consolidated Statements of Operations compared to $15,000 for the year ended December 31, 2007.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

NOTE 3

INVENTORIES

Inventories at December 31, 2008 and December 31, 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	($‘000)	($‘000)

Raw materials	8,375	6,864
Work-in-progress	8,049	7,642
Finished goods	9,927	5,492
	26,351	19,998
Less: provision	(591)	(908)
	25,760	19,090

As at December 31, 2008 and 2007, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $591,000 and $908,000 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2008 and December 31, 2007:

	December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	85,848	23,454	62,394
Land use rights and buildings	19,718	1,490	18,228
Motor vehicles	860	330	530
Furniture and office equipment	3,470	2,154	1,316
Construction in progress	12,097	-	12,097
	121,993	27,428	94,565

	December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	63,268	15,573	47,695
Land use rights and buildings	17,918	1,132	16,786
Motor vehicles	794	232	562
Furniture and office equipment	2,866	1,498	1,368
Construction in progress	3,778	-	3,778
	88,624	18,435	70,189

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

Depreciation expense for the years ended the December 31, 2008 and 2007 was $ 7,875,000 and $5,579,000 respectively. Equipment with a net book value of $22 million is pledged as collateral for $8 million in loans payable (Note 9).

During the year ended December 31, 2008, certain assets that were previously under construction and included in construction in progress, were completed and accordingly transferred to plant and equipment. Assets completed during the year ended December 31, 2008 included $6,864,000 related to 7-ACA production facility, $10,795,000 related to the formulation drugs production facility, $1,402,000 related to clavulanic acid production line and $2,603,000 related to utility facilities and office building. Assets completed during the year ended December 31, 2007 included $6,034,000 related to the 7-ACA production facility and $4,350,000 related to the water treatment facility.

In 2008, the Company signed an agreement with a subcontractor to sell buildings and equipment with a net book value of $2.29 million. The selling price is $2.39 million. The subcontractor agreed to off-set the $1.89 million debt owned by the Company, and pay the remaining balance of $0.51 million before September 30, 2009.

The balance of construction in progress as at December 31, 2008 represents capital expenditures for expansion of 7-ACA and formulation drugs production line.  These projects are expected to be completed in 2009.

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	($'000)	($'000)

Product licenses and permits	1,707	1,458
Less: accumulated amortization	(204)	(41)
	1,503	1,417

Amortization expense for the years ended December 31, 2008 and 2007 was $157,000 and $34,000 respectively. Amortization expense over the next five years will be approximately $171,000 per year.

NOTE 6

OTHER ASSETS

	December 31, 2008	December 31, 2007
	($'000)	($'000)

Deposit for land and constructions costs	3,751	3,712

The Company is actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid the deposits to the land bureau and various contractors for possible land and construction costs.  According to the respective agreements, which were revised in August 2008, the Company will notify the contractors of the final decision of the project by April 1, 2009 and such deposits are refundable.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

NOTE 7         DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company, before June 2008, a total of US$ 2.14 million (or RMB 15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  The loss on disposal of biotech division was as follow:

($’000)
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

The Company received $525,000 of the amount receivable from the buyer of the biotech division in 2007, and the remaining balance of $1,613,000 was received in 2008 (Note 2).

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation of the biotech division is as follows:

	2008	2007
	($'000)	($'000)

Net sales	2,146	2,052
Cost of sales	842	556
Gross Profit	1,304	1,496
Operating and other expenses	(233)	(1,217)
Income before taxes	1,071	279
Income tax expense	(268)	(98)
Income from discontinued operation before write off of intangible assets and goodwill	803	181
Loss on disposal of biotech division	-	(2,578)
Income (Loss) from discontinued operation	803	(2,397)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007
	($'000)	($'000)

Machinery and equipment payable	11,582	6,680
Non-interest bearing demand loans	1,715	3,088
Current portion of long term accounts
payable	-	2,004
Advance of Government grants *	1,897	2,187
Advance of land reservation	4,814	-
Accrued expenses	2,656	3,204
Value added tax payables	45	69
Income taxes payable	388	1,252
Other taxes payable	1,098	1,038
Deposits received from customers	2,085	721
	26,280	20,243

* The Company received $2,187,000 (RMB16 million) of government grants relating to the construction of a water treatment facility in 2007. According to an approval of expenditure of the project from the local provincial government in 2008, the Company reclassified $438,000 (RMB3 million) to deferred revenue and recognized on a straight-line basis as the assets is depreciated over 10 years (Note 11). Upon receipt of final approval of the completed project, the remaining balance of $1,897,000 (RMB13 million) will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

NOTE 9

LOANS PAYABLE

	December 31, 2008	December 31, 2007
	($'000)	($'000)
RMB 20 million loan payable to a bank, interest rate of 7.956% per annum, collateralized by property and
equipment with a net book value of $9,004,000, due January 2008	-	2,735

RMB 10.00 million loan payable to a bank, interest rate of 6.732% per annum, collateralized by property and
equipment with a net book value of $7,627,000, due February 2008	-	1,367

RMB 3.85 million loan payable to a bank, interest rate of
9.072% per annum, guaranteed by an unrelated third party, due April 2008	-	526

RMB 4.09 million loan payable to a unrelated third party,
non-interest bearing and uncollateralized, due September 2008	-	559

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

RMB 5.67million loan payable to a bank, interest rate of 6.696% per annum, collateralized by equipment
with a net book value of $3,190,000, due December 2009	827	913

RMB 3.4 million loan payable to a bank, interest rate of 8.568% per annum, guaranteed by an unrelated third
party, due April 2009 (Note 14(B))	496	-

RMB 52.3 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by equipment with a net
book value of $18,991,000, due December 2009	7,630	7,151

RMB 89.6 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due on
October 1, 2008. RMB 77.92 million were repaid in 2008. According to the new loan agreement dated
September 28, 2008, the remaining balance of RMB 11.68 million is due March 2009, non-interest bearing and
uncollateralized	1,704	12,252

RMB 15 million loan payable to an unrelated third party, interest rate of 9.99% and uncollateralized, due November
2009 *	2,189	-

RMB 55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party,
due September 2009 (Note 21)	8,024	7,520

RMB 20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June
2010	2,918	-

RMB 20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June
2010 **	2,918	-

RMB 65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due
September 2010	9,483	-

RMB 36.00 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third
party, due October 2010	5,252	4,922
	41,441	37,945
Less: current maturities	20,870	25,503
	20,571	12,442

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

Maturities are as follows:

Fiscal year ended December 31,
2009	20,870
2010	20,571
41,441

* The Company has guaranteed the third party to obtain a bank loan of $2,918,000 (RMB20 million) due November 2009, interest on the loan is charged at 9.99%. The third party loaned $2,189,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,189,000 directly to the bank upon maturity (Note 14(B)).

** The Company has guaranteed the third party to obtain a bank loan of $2,918,000 (RMB20 million) due June 2010. Interest on the loan is charged at 9.828%.  The third party loaned the $2,918,000 to the Company and charged the same interest rate at 9.828%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,918,000 directly to the bank upon maturity.

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $2,918,000 (RMB 20 million) as at December 31, 2008. These notes are due on February 26, 2009, and are collateralized by $2,918,000 of bank deposits that may only be used to repay the notes. The Company paid the notes payable with the $2,918,000 bank deposits in February 2009.

The Company also entered into an agreement with a bank providing a facility of up to $4,272,000 (RMB 30 million) pursuant to which the company may issue promissory notes that are guaranteed by the bank and which can be provided to suppliers to guarantee payment for purchases.  This facility is for one year and expires on February 2, 2009.  The bank will charge a fee of 0.05% on the total amount of each promissory notes issued.  The facility is collateralized by equipment with a net book value of $6,982,000. As at December 31, 2008, the Company issued several non-interest bearing notes under this facility to vendors totalling $2,918,000. The Company did not renew the facility with the bank, but obtained a bank loan of $2,918,000 to pay the notes payable in February 2009 (Note 21).

NOTE 11

DEFERRED REVENUE

Deferred revenue consisted of the following as of December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
	($'000)	($'000)
Deferred revenue	438	-
Less: accumulated amortization	(44)	-
	394	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

The Company received government grants of $438,000 (RMB3 million) from provincial government relating to the construction of a water treatment facility in 2007. The Company obtained the final approval from the government that the Company has complied with all conditions attached to the grant in 2008.  $438,000 was recorded as deferred revenue and recognized as other income on a straight-line basis as the asset is depreciated over 10 years (Note 13(A)).

NOTE 12

SEGMENTS

The accounting policies of the segments are the same as described in the summary of significant accounting policies.  The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (Note 19). Sales relating to the cephalosporin division’s 7-ACA product represented approximately 32.67% of the total sales for the year ended December 31, 2008 (2007: 58.75%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the years ended December 31, 2008 and 2007 and as of December 31, 2008 and December 31, 2007.

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
2008
Sales	103,775	48,172	151,947
Gross profit	15,757	8,790	24,547
Depreciation and amortization	6,233	1,799	8,032
Additions to long-lived assets	25,398	1,273	26,671

As at December 31, 2008
Intangible assets	1,503	-	1,503
Total assets allocated to reportable segments including intangible assets	108,298	35,143	143,441
Cash and restricted cash			4,934
Consolidated total assets			148,375

2007
Sales	68,753	17,029	85,782
Gross profit	13,369	4,423	17,792
Depreciation and amortization	4,328	1,285	5,613
Additions to long-lived assets	12,789	2,412	15,201

As at December 31, 2007
Intangible assets	1,417	-	1,417
Total assets allocated to reportable segments including intangible assets	79,945	29,796	109,741
Cash and restricted cash			4,736
Consolidated total assets			114,477

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

Geographical segments information is as follow:

	2008	2007
	($’000)	($’000)
Sales
- China	125,755	60,500
- India	21,052	20,864
- Other	5,140	4,418
	151,947	85,782

Total assets
- China	148,208	114,307
- Other	167	170
	148,375	114,477

NOTE 13

OTHER INCOME

(A)

Government grants

During the year ended December 31, 2008, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received, non-refundable grants of $342,000 ($116,000 for the year ended December 31, 2007)) from the government of China for bringing in investment and new technology to Datong city, Shanxi Province, China.

During the year ended December 31, 2008, the Company recognized amortization income of $43,000 of government grants related to the construction of a water treatment facility (Note 11).

(B)

Subsidies for employee benefit

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts, $420,000 was recognized as other income in 2008 and $950,000 was recognized as other income in 2007.

NOTE 14

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $914,000 and $479,000 for the years ended December 31, 2008 and 2007, respectively.  The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(B) Loan Guarantees (Note 9)

The Company has guaranteed a bank loan to a supplier in the amount of $2,597,000 (RMB17.8 million), due on July 7, 2009.  Interest on the loan is charged at 10.46% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,737,000 (RMB 18.76 million). The Company provided the guarantee to the supplier to maintain a good business relationship. This supplier has pledged certain property and equipment to the Company as collateral for this guarantee.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,772,000 (RMB19 million) due on September 25, 2009 and $4,158,000 (RMB28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,404,000 (RMB50.75 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee. The vendor also provided a guarantee to the Company to obtain a bank loan of $496,000 (RMB3.4 million) due April 2009 (Note 9).

The Company has guaranteed a third party to obtain bank loans of $2,918,000 (RMB20 million) due November 2009, interest on these loans is charged at 9.99%. The third party loaned $2,189,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. The Company has booked $2,189,000 (RMB15 million) as a liability as at December 31, 2008 (Note 9). The remaining balance of $729,000 (RMB5 million) was used by the third party and the maximum potential amount of future payments (undiscounted) that the Company could be required to make is $791,000 (RMB 5.42 million).  This third party has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $29,179,000 (RMB200 million) to $58,358,000 (RMB400 million). The Company is required to contribute the additional registered capital of $29,179,000 (RMB 200 million) by paying cash of $15,465,000 (RMB106 million) and transferring $13,714,000 (RMB94 million) of retained earnings of Shanxi Weiqida within 3 years from November 20, 2007. For the years ended December 31, 2008 and 2007, the Company transferred $6,104,000 (RMB45 million) and $6,704,000 (RMB49 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida, respectively (Note 15(B)). As at December 31, 2008, the Company has capital commitment of $15,465,000 (Rmb106 million) to Shanxi Weiqida.

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005.  As of December 31, 2008, the Company has contributed $1,099,000 of the registered capital requirement and has registered capital commitments of $3,901,000.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2009	149
2010	149
2011	101
2012	49
448

The rent expense for the years ended December 31, 2008 and 2007 was $1,637,000 and $198,000 respectively,

During the fourth quarter of 2007, the Company signed a one-year operating lease agreement to lease a manufacturing facility, with a total area of approximately 84,000 square foot, together with certain production assets in Datong, China to produce its formulation products under the Cephalosporin Division.  This facility also includes several workshops for other crude bulk drugs and sterilized bulk drugs for cephalosporin antibiotics.  The Company has acquired part of the production assets with total amount of $5,408,000 from the lessor in September 2008.

(E)  Other Commitments

Capital expenditure contracted for but not yet incurred at December 31, 2008 is $1,868,000.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

In order to fulfil Shanxi Weiqida’s additional registered capital requirement, the Company transferred $6,104,000 and $6,704,000 of retained earnings of Shanxi Weiqida to registered capital during the years ended December 31, 2008 and 2007. As at December 31, 2008 and 2007, Shanxi Weiqida has paid in capital of 36,983,000 (RMB294 million) and $30,879,000 (RMB 249 million), respectively (Note 14 (C)).

During the years ended December 31, 2008 and 2007, the Company appropriated reserves of $820,000 and $1,140,000, respectively, and staff welfare fund of $7,000 and $9,000, respectively, based upon the respective year’s net income.

(B) Share capital

During the years ended December 31, 2007, the Company issued 3,496,503 common shares pursuant to a private placement for $0.429 per common share, representing a 15% discount to the then current market price as allowed pursuant to the rules of the TSX.

(C) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years.

The Company granted options on February 17, 2008 to its employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011. Of this grant, options to purchase 120,000 shares vested immediately with 25,000 options vesting on each of February 17, 2009, and 2010.

The Company granted options on May 17, 2007 to its directors and employees to purchase 4,760,000 shares at an exercise price of $0.51 (being the market price at the time) expiring on May 16, 2010. Of this grant, options to purchase 3,960,000 shares vested immediately with 400,000 options vesting on each of May 16, 2008, and May 16, 2009.

During the year ended December 31, 2008, a director of the Company exercised 200,000 stock options at a price of $0.68. Pursuant to the share purchase agreement, dated September 11, 2004 and the escrow agreement, dated January 12, 2005 (the “Agreements”), the Company released 431,911 shares from escrow to the former shareholders of Oriental Wave Holding Limited. The Agreements related to the acquisition of Oriental Wave Holding Limited and provided for the release of the escrowed shares if certain stock options outstanding at the date of acquisition were exercised prior to the expiry dates. As the release of the escrowed shares did not change the original purchase price, no value was ascribed to the common shares.  As at December 31, 2008, no escrowed shares remain outstanding.

During the year ended December 31, 2008, a former employee of the Company exercised 60,000 stock options at a price of $0.51.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

The following table summarizes stock options information for the years ended December 31, 2008 and 2007:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	5,312,500	$0.91
Granted	4,760,000	$0.51
Cancelled	(97,500)	$1.70
Options outstanding at December 31, 2007	9,975,000	$0.71
Granted	170,000	$0.75
Exercised	(260,000)	$0.64
Expired	(75,000)	$0.68
Forfeited	(50,000)	$0.87
Options outstanding at December 31, 2008	9,760,000	$0.71

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	7,960,000	1.53	$0.60	7,515,000	1.54	$0.61
$1.18	1,800,000	1.03	$1.18	1,800,000	1.03	$1.18
	9,760,000	1.44	$0.71	9,315,000	1.44	$0.72

The Company recorded stock-based compensation expense of $154,000 for the year ended December 31, 2008 ($1,068,000 for the year ended December 31, 2007) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the year ended December 31, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51% (2007: 67.23%); risk-free rate – 4.4% (2007: 4.58%); expected average life of the options – 3 years (2007: 3 year); dividend yield – 0% (2007: 0%). The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the year ended December 31, 2008 was $0.41 per share (2007: 0.25 per share). The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at December 31, 2008 and 2007 was $422,000 and $960,000, respectively.  The estimated fair value of stock options vested during the years ended December 31, 2008 and 2007 was $145,000 and $1,008,000 respectively.  There is approximately $48,000 of unrecognized compensation expense as of December 31, 2008 that is expected to be recognized over the next 13 months.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Dragon Pharmaceutical Inc. and Dragon Pharmaceuticals (Canada) Inc. are U.S. and Canadian companies, respectively, and are subject to taxes in those jurisdictions.

On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”).  The Enterprise Income Tax Law became effective on January 1, 2008.  This new law eliminated the existing preferential tax treatment that is available to the foreign invested enterprises (“FIE”s) but provides grandfathering of the preferential tax treatment currently enjoyed by the FIEs.  Under the new law, both domestic companies and FIEs are subject to a unified income tax rate of 25% starting from 2008.  In 2007, Shanxi Weiqida and Huaxin were in the tax holiday with an income tax rate of 15%.

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

	December 31, 2008	December 31, 2007
	($,000)	($,000)
Deferred tax assets
Inventory	176	242
Accrued expenses	-	337
Deferred revenue	573	547
Property and equipment	1,935	2,032
Losses carried forward	2,577	814
Total deferred tax assets	5,261	3,972
Less: Valuation allowance	(4,790)	(3,053)
Net deferred tax assets	471	919
Less: deferred tax- short term	176	579
Net deferred tax assets	295	340

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

The Company has non-capital losses carried forward of approximately $1.9 million in Canada, expiring between 2009 and 2027.  The Company also has non-capital losses carried forward of approximately $5.5 million in the US expiring between 2023 and 2028.  Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	($,000)	($,000)

Income from operations before taxes	6,917	5,594
Statutory tax rate	35%	35%
Income tax expense at statutory tax rates	2,421	1,958
Foreign tax rate differential	(623)	(2,561)
Expenses not deductible (recovery) for income tax
purposes	(797)	1,804
Tax exempted income	-	(31)
Foreign tax refund	(1,163)	(342)
Change in valuation allowance and others	1,058	(132)
Income tax expense	896	696

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $7,429,000 and $5,616,000 as of December 31, 2008 and 2007, respectively. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in the provisions of FAS109 as well as Accounting Principles Board (APB) 23.  The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

In 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $457,000 and $nil from the government of China in 2008 and 2007, respectively. This credit is related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the year ended December 31, 2008.

Shanxi Weiqida received tax credits of $706,000 and $342,000 from Chinese local tax authority for purchasing domestically manufactured equipment in 2008 and 2007, respectively. These credits were treated as a reduction of income taxes expense.

The effective income tax rate for Shanxi Weiqida for the years ended December 31, 2008 and 2007 was 11.8% and 8.7%, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

NOTE 17

RELATED PARTY TRANSACTIONS

The Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $2,244,000 and $1,690,000 for the years ended December 31, 2008 and 2007, respectively. The Company also used this party as a contract manufacturer of certain cephalosporin products for which the party charged $431,000 and $231,000 for the years ended December 31, 2008 and 2007.  The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	December 31, 2008	December 31, 2007
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	1,139	940
Less: current maturities	1,139	940
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	66	106
Less: current maturities	66	106
	-	-

The balances due from/to related parties bear no interest and are under normal trade repayment terms.

NOTE 18

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

NOTE 19

CONCENTRATIONS AND RISKS

83% and 71% of the Company’s revenues for the years ended December 31, 2008 and 2007, respectively, were derived from customers located in China. During the years ended December 31, 2008 and 2007, the Company had sales of $21,052,000 and $20,864,000 respectively to customers in India, representing 14% and 24% respectively of the Company’s revenues for the years ended December 31, 2008 and 2007. Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 12% and 20% of the Company’s sales for the years ended December 31, 2008 and 2007, respectively. Amounts owing from one customer represented 18% of the Company’s trade and other receivables at December 31, 2008.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

 Expressed in US Dollars

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at December 31, 2008, approximately US$4,819,000 of the cash and restricted cash (December 31, 2007:  US$4,633,000) were held in Renminbi.

NOTE 20

COMPARATIVE FIGURES

Certain figures for the prior year have been reclassified to conform with the current year's consolidated financial statement presentation

NOTE 21

SUBSEQUENT EVENTS

(A)

Subsequent to December 31, 2008, the Company issued a guarantee to a bank as collateral for loans to a third party of $8,024,000 (RMB55 million) due February 2010. Interest is charged at 8.19%. The bank has the right to seek settlement from the Company for payment should the third party fail to repay the loan.  This party provided a guarantee to the Company to obtain a bank loan of $8,024,000 (RMB55 million) due September 2009 (Note 9).

(B)

Subsequent to December 31, 2008, the Company obtained a bank loan of $2,918,000 (RMB20 million) due in January 2010. Interest on this loan is charged at 5.841%. A related party provided a guarantee to the Company for this loan.  The Company obtained another bank loan of $1,459,000 (RMB10 million) due in January 2010. Interest on this loan is charged at 6.903%. Equipment with a net book value of $21 million is pledged as collateral for this bank loan.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-55794) pertaining to Stock Options Granted to Directors, Technical Advisors, and Employees under Stock Option Agreements of our report dated March 25, 2009, with respect to the consolidated financial statements of Dragon Pharmaceutical Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2008

Vancouver, Canada

/s/ Ernst & young LLP

March 25, 2009

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:   March 30, 2009

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date :  March 30, 2009

/s/ Garry Wong
Garry Wong, Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the “Company”), does hereby certify with respect to the Annual Report of the Company on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “Form 10-K”) that, to the best of their knowledge:

(1) the Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : March 30, 2009	/s/ Yanlin Han
Yanlin Han Chairman and Chief Executive Officer

Dated: : March 30, 2009	/s/ Garry Wong
Garry Wong Chief Financial Officer