Form 10-Q
period 2009-03-31
DRAGON PHARMACEUTICAL INC
filed 2009-05-15
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 67,066,418 shares as of May 15, 2009.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4-8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	10-14

PART I

ITEM 1.

FINANCIAL STATEMENTS

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2009 AND DECEMBER 31, 2008 (UNAUDITED)
Expressed in Thousands ($'000) of US Dollars Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	March 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	19	2,120	2,011
Restricted cash	10,19	735	2,923
Accounts receivable, net of allowances	2	13,039	10,499
Inventories, net	3	21,137	25,760
Prepaid expenses		7,637	5,738
Due from related parties	17	858	1139
Deferred income tax assets	16	140	176
Total Current Assets		45,666	48,246

PROPERTY AND EQUIPMENT, NET	4,9	92,301	94,565
OTHER ASSETS
Intangible assets, net	5	1,462	1,503
Investments –cost		15	15
Other assets	6	8,327	3,751
Deferred income tax assets	16	300	295
Total Other Assets		10,104	5,564
TOTAL ASSETS		148,071	148,375

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		17,480	17,142
Other payables and accrued liabilities	8	26,518	26,280
Loans payable – short-term	9	23,573	20,870
Notes payable	10	735	5,836
Due to related parties	17	21	66
Total Current Liabilities		68,327	70,194

LONG-TERM LIABILITIES
Loans payable – long-term	9	20,597	20,571
Deferred revenue	11	383	394
Total Long-Term Liabilities		20,980	20,965
TOTAL LIABILITIES		89,307	91,159

COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding 2009: 67,066,418; 2008: 67,066,418		67	67
Additional paid-in capital		49,132	49,105
Deficit		(3,141)	(4,588)
Reserves	15	4,653	4,653
Accumulated other comprehensive income		8,053	7,979
Total Stockholders’ Equity		58,764	57,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		148,071	148,375

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share and Per Share Data

	Note
		2009	2008

SALES	12	36,963	35,869
COST OF SALES		30,549	29,701
GROSS PROFIT		6,414	6,168

OPERATING EXPENSES
Selling expense		1,274	1,117
General and administrative expenses		1,548	1,873
Research and development expenses		202	434
Depreciation and amortization		364	178
Total Operating Expenses		3,388	3,602

INCOME FROM OPERATIONS		3,026	2,566
OTHER INCOME / (EXPENSE)
Interest expense		(961)	(897)
Other income	11,13	12	329
Other expenses		(38)	(1)
Total other expenses		(987)	(569)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES		2,039	1,997

INCOME TAX EXPENSE	16	(592)	(265)

INCOME FROM CONTINUING OPERATIONS		1,447	1,732
INCOME FROM DISCONTINUED OPERATIONS	7	-	229
NET INCOME		1,447	1,961
OTHER COMPREHENSIVE INCOME
Foreign currency translation		74	1,944
COMPREHENSIVE INCOME		1,521	3,905

Earnings per share - basic
- from continuing operations		0.02	0.03
- from discontinued operations		0.00	0.00
- net income		0.02	0.03

Earnings per share - diluted
- from continuing operations		0.02	0.03
- from discontinued operations		0.00	0.00
- net income		0.02	0.03

Weighted average number of shares outstanding during the period
- basic		67,066,418	66,374,507
- diluted *		67,362,462	68,170,887

* For the three months ended March 31, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 8,155,000, respectively, and exclude the antidilutive effect of stock options of 5,070,000 and 1,990,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional			Accumulated
	Common Stock		Paid-In			other compre-
						hensive
	Shares	Amount	Capital	Deficit	Reserves	income	Total

Balance, December 31, 2008	67,066,418	67	49,105	(4,588)	4,653	7,979	57,216
Other comprehensive income
- foreign currency translation						74	74
Stock-based compensation			27				27
Net income for the period				1,447			1,447
Balance, March 31, 2009	67,066,418	67	49,132	(3,141)	4,653	$8,053	58,764

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($ '000)

	2009	2008

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	1,447	1,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,498	1,751
Stock-based compensation expense	27	75
Accreted interest on long term payable	-	20
loss on disposal of assets	2	-
Deferred income tax expense	32	383
Deferred revenue	(11)	-
Changes in operating assets and liabilities
Accounts receivable	(3,381)	(563)
Inventories	4,654	(1,536)
Prepaid expenses	(1,892)	(3,363)
Accounts payable	317	1,265
Notes payable	(5,108)	5,574
Restricted cash	2,194	(2,787)
Amount due from related parties	237	172
Other payables and accrued liabilities	919	1,084
Cash provided by continuing operations	1,935	3,807
Cash provided by discontinued operations	-	165
Net Cash provided by Operating Activities	1,935	3,972

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(5,922)	(4,111)
Proceeds on disposition of assets	-	976
Government grants received in advance (Note 8)	95	-
Land deposit received in advance	-	2,787
Deposit for land and construction	-	(578)
Cash used in continuing operations	(5,827)	(926)
Cash provided by discontinued operations	-	-
Net Cash used in Investing Activities	(5,827)	(926)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from shareholders	-	24
Repayment of non-interest bearing demand loans	(7)	(2,767)
Proceeds from non-interest bearing demand loans	1,329	909
Proceeds from loans payable	4,382	-
Repayment of loans	(1,706)	(4,181)
Net Cash provided by (used in) Financing Activities	3,998	(6,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	166

NET INCREASE (DECREASE) IN CASH	109	(2,803)
CASH AT BEGINNING OF THE PERIOD	2,011	4,736

CASH AT END OF THE PERIOD	2,120	1,933

Cash paid during the period for interest expense, net of capitalized interest	961	877
Cash paid during the period for income taxes	640	-

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly-owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $22.66 million as at March 31, 2009. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
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

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 was effective for the Company on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2	ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	($‘000)	($‘000)
Trade receivables	12,589	9,957
Other receivables	1,304	1,316
Less: allowance for doubtful accounts	(854)	(774)

Accounts receivable, net	13,039	10,499

For the three months ended March 31, 2009 and 2008, the Company recorded a provision for doubtful accounts of $79,000 and $14,000 in the Consolidated Statements of Operations, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

NOTE 3	INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	($‘000)	($‘000)
Raw materials	6,650	8,375
Work-in-progress	6,113	8,049
Finished goods	8,904	9,927
	21,667	26,351
Less: provision	(530)	(591)
	21,137	25,760

As at March 31, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $530,000 and $589,000 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

NOTE 4	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at March 31, 2009 and December 31, 2008:

		March 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	86,626	25,655	60,971
Land use rights and buildings	19,786	1,608	18,178
Motor vehicles	861	357	504
Furniture and office equipment	3,517	2,283	1,234
Construction in progress	11,414	-	11,414
	122,204	29,903	92,301

		December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	85,848	23,454	62,394
Land use rights and buildings	19,718	1,490	18,228
Motor vehicles	860	330	530
Furniture and office equipment	3,470	2,154	1,316
Construction in progress	12,097	-	12,097
	121,993	27,428	94,565

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

Depreciation expense for the three months ended March 31, 2009 and 2008 was $ 2,455,000 and $1,714,000 respectively. Equipment with a net book value of $43 million is pledged as collateral for $9.9 million in loans payable (Note 9).

NOTE 5	INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	($'000)	($'000)
Product licenses and permits	1,708	1,707
Less: accumulated amortization	(246)	(204)
	1,462	1,503

Amortization expense for the three months ended March 31, 2009 and 2008 was $43,000 and $37,000 respectively.

NOTE 6	OTHER ASSETS

	March 31, 2009	December 31, 2008
	($'000)	($'000)
Prepayment of a formulation facility	8,327	-
Deposit for land and constructions costs	-	3,751
	8,327	3,751

During 2007 and 2008, the Company was actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid $3,751,000 refundable deposits to the land bureau and various contractors for possible land and construction costs. During the three months ended March 31, 2009, the Company signed a letter of intent with a third party to acquire a formulation facility which the Company has been leasing since 2008, for a total amount of $8,327,000 (RMB57 million) with $4,576,000 in cash and a transfer of $3,751,000 refundable deposit mentioned above. The Company will continue to lease the formulation facility from the third party until the legal ownership of the fixed assets is transferred to the Company, which is expected to happen prior to December 31, 2009.

NOTE 7	DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company, before June 2008, a total of US$ 2.14 million (or RMB15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business. The loss on disposal of biotech division was as follows:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

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

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation of the biotech division is as follows:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	($'000)	($'000)
Net sales	-	534
Cost of sales	-	180
Gross Profit	-	354
Operating and other expenses	-	(50)
Income before taxes	-	304
Income tax expense	-	(75)
Income from discontinued operation	-	229

NOTE 8	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009	December 31, 2008
	($'000)	($'000)
Machinery and equipment payable	10,320	11,582
Non-interest bearing demand loans	3,040	1,715
Advance of Government grants *	1,994	1,897
Advance of land reservation	4,821	4,814
Accrued expenses	3,196	2,656
Value added tax payables	583	45
Income taxes payable	308	388
Other taxes payable	1,023	1,098
Deposits received from customers	1,233	2,085
	26,518	26,280

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

* The Company received $95,000 (RMB650,000) during the three months ended March 31, 2009 and $2,187,000 (RMB16 million) in 2007 of government grants relating to the construction of a water treatment facility. According to an approval of expenditure of the project from the local provincial government in 2008, the Company reclassified $438,000 (RMB3 million) to deferred revenue and recognized on a straight-line basis as the assets is depreciated over 10 years (Note 11). Upon receipt of final approval of the completed project, the remaining balance of $1,994,000 (RMB13,650,000) will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

NOTE 9	LOANS PAYABLE

	March 31, 2009	December 31, 2008
	($'000)	($'000)
RMB89.6 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due on October 1, 2008. RMB77.92 million were repaid in 2008. According to the new loan agreement dated September 28, 2008, the remaining balance of RMB11.68 million is due March 2009, non-interest bearing and uncollateralized	-	1,704

RMB3.4 million loan payable to a bank, interest rate of 8.568% per annum, guaranteed by an unrelated third party, due April 2009 (Note 14(B)) *	497	496

RMB55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009 (Note 14(B)))	8,034	8,024

RMB15 million loan payable to an unrelated third party, interest rate of 9.99% and uncollateralized, due November 2009 **	2,191	2,189

RMB5.67million loan payable to a bank, interest rate of 6.696% per annum, collateralized by equipment with a net book value of $3 million due December 2009	828	827

RMB52.3 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by equipment with a net book value of $19 million, due December 2009	7,640	7,630

RMB10 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by property and equipment with a net book value of $21 million, due January 2010	1,461	-

RMB20 million loan payable to a bank, interest rate of 5.841% per annum, guaranteed by a related party , due January 2010	2,921	-

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010	2,921	2,918

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010***	2,921	2,918

RMB65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due September 2010	9,497	9,483

RMB36 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,259	5,252
	44,170	41,441
Less: current maturities	23,573	20,870
	20,597	20,571

Maturities are as follows:

Fiscal year ended December 31,
2009 (remaining of the year)	19,190
2010	24,980
44,170

* The loan payable due in April 2009 was repaid, and a new loan of $438,000 (RMB3 million) from the same bank at interest rate of 6.804% per annual and a due date of October 16, 2009 was borrowed.

** The Company has guaranteed the third party to obtain a bank loan of $2,921,000 (RMB20 million) due November 2009, interest on the loan is charged at 9.99%. The third party loaned $2,191,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,191,000 directly to the bank upon maturity (Note 14(B)).

*** The Company has guaranteed the third party to obtain a bank loan of $2,921,000 (RMB20 million) due June 2010. Interest on the loan is charged at 9.828%. The third party loaned the $2,921,000 to the Company and charged the same interest rate at 9.828%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,921,000 directly to the bank upon maturity.

NOTE 10	NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $735,000 (RMB5 million) as at March 31, 2009. These notes are due on July 21, 2009, and are collateralized by $735,000 of bank deposits that may only be used to repay the notes.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

The Company had a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $2,918,000 (RMB20 million) as at December 31, 2008. These notes were due on February 26, 2009, and were collateralized by $2,918,000 of bank deposits that may only be used to repay the notes. The Company paid the notes payable in February 2009.

The Company also entered into an agreement with a bank providing a facility of up to $4,272,000 (RMB30 million) pursuant to which the company may issue promissory notes that are guaranteed by the bank and which can be provided to suppliers to guarantee payment for purchases. This facility was for one year and expired on February 2, 2009. The bank charged a fee of 0.05% on the total amount of each promissory notes issued. The facility was collateralized by equipment with a net book value of $6,982,000. As at December 31, 2008, the Company issued several non-interest bearing notes under this facility to vendors totalling $2,918,000. The Company paid the notes payable in February 2009.

NOTE 11	DEFERRED REVENUE

Deferred revenue consisted of the following as of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
	($'000)	($'000)
Deferred revenue	438	438
Less: accumulated amortization	(55)	(44)
	383	394

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

The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (Note 19). Sales relating to the cephalosporin division’s 7-ACA product represented approximately 29.60% and 37.81% of the total sales for the three months ended March 31, 2009 and 2008, respectively. Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three months ended March 31,2009
Sales	24,409	12,554	36,963
Gross profit	2,844	3,570	6,414
Depreciation and amortization	2,020	478	2,498
Additions to long-lived assets	961	52	1,013

As at March 31, 2009
Intangible assets	1,462	-	1,462
Total assets allocated to reportable segments including intangible assets	111,573	33,643	145,216
Cash and restricted cash			2,855
Consolidated total assets			148,071

Three months ended March 31, 2008
Sales	23,728	12,141	35,869
Gross profit	3,682	2,486	6,168
Depreciation and amortization	1,363	388	1,751
Additions to long-lived assets	2,686	1,450	4,135

As at December 31, 2008
Intangible assets	1,503	-	1,503
Total assets allocated to reportable segments including intangible assets	108,298	35,143	143,441
Cash and restricted cash			4,934
Consolidated total assets			148,375

Geographical segments information is as follows:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
	($’000)	($’000)
Sales
- China	30,081	30,138
- India	3,881	4,607
- Other	3,001	1,124
	36,963	35,869

	March 31, 2009	December 31, 2008
	($’000)	($’000)
Total assets
- China	147,982	148,208
- Other	89	167
	148,071	148,375

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

NOTE 13	OTHER INCOME

(A) Government grants

During the three months ended March 31, 2009 and 2008, the Company recognized amortization income of $11,000 and $0 of government grants related to the construction of a water treatment facility (Note 11).

(B) Subsidies for employee benefit

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts, $0 and $241,000 was recognized as other income for the three months ended March 31, 2009 and 2008, respectively.

NOTE 14	COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $234,000 and $205,000 for the three months ended March 31, 2009 and 2008, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees (Note 9)

The Company has guaranteed a bank loan to a supplier in the amount of $2,600,000 (RMB17.8 million), due on July 7, 2009. Interest on the loan is charged at 10.46% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,673,000 (RMB18.30 million). The Company provided the guarantee to the supplier to maintain a good business relationship. This supplier has pledged certain property and equipment to the Company as collateral for this guarantee.

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,776,000 (RMB19 million) due on September 25, 2009 and $4,163,000 (RMB28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,264,000 (RMB49.73 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee. The vendor also provided a guarantee to the Company to obtain a bank loan of $497,000 (RMB3.4 million) due April 2009 (Note 9).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

The Company has issued a guarantee to a bank as collateral for loans to a third party of $8,034,000 (RMB55 million) due February 2010. Interest is charged at 8.19%. The bank has the right to seek settlement from the Company for payment should the third party fail to repay the loan. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $8,609,000 (RMB58.64 million). This party provided a guarantee to the Company to obtain a bank loan of $8,034,000 (RMB55 million) due September 2009 (Note 9).

The Company has guaranteed a third party to obtain bank loans of $2,921,000 (RMB20 million) due November 2009, interest on these loans is charged at 9.99%. The third party loaned $2,191,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. The Company has booked $2,191,000 (RMB15 million) as a liability as at March 31, 2009 (Note 9). The remaining balance of $730,000 (RMB5 million) was used by the third party and the maximum potential amount of future payments (undiscounted) that the Company could be required to make is $774,000 (RMB5.30 million). This third party has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $29,215,000 (RMB200 million) to $58,432,000 (RMB400 million). The Company is required to contribute the additional registered capital of $29,215,000 (RMB200 million) by paying cash of $15,484,000 (RMB106 million) and transferring $13,731,000 (RMB94 million) of retained earnings of Shanxi Weiqida within three years from November 20, 2007. For the three months ended March 31, 2009 and 2008, the Company transferred $0 and $6,104,000 (RMB44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida, respectively (Note 15(B)). As at March 31, 2009, the Company has capital commitment of $15,484,000 (Rmb106 million) to Shanxi Weiqida.

According to the Articles of Association of Beijing Weixiang, the Company is required to contribute registered capital of $5,000,000 to Beijing Weixiang within five years from August 1, 2005. As of March 31, 2009, the Company has contributed $1,099,000 of the registered capital requirement. According to the approval of Business Bureau of Beijing city, Beijing Weixiang was dissolved on January 8, 2009. The net assets of $648,000 were transferred to Shanxi Weiqida.

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2009 (for the remaining of the year)	900
2010	148
2011	101
2012	49
1,198

The rent expense for the three months ended March 31, 2009 and 2008 was $300,000 and $467,000 respectively,

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

(E) Other Commitments

Capital expenditure contracted for but not yet incurred at March 31, 2009 is $299,000.

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

In order to fulfill Shanxi Weiqida’s additional registered capital requirement, the Company transferred $0 and $6,104,000 of retained earnings of Shanxi Weiqida to registered capital during the three months ended March 31, 2009 and 2008 (Note 14 (C)). As at March 31, 2009 and December 31, 2008, Shanxi Weiqida has paid in capital of $36,983,000 (RMB294 million) and $36,983,000 (RMB294 million), respectively.

(B) Stock Options

The Company has adopted the 2005 Stock Option Plan, effective August 13, 2005, which allows for the granting of options to Directors and Employees for a period of up to ten years.

The Company granted options on February 17, 2008 to its employees to purchase 170,000 shares at an exercise price of $0.75 (being the market price at the time) expiring on February 17, 2011. Of this grant, options to purchase 120,000 shares were vested immediately with 25,000 options vesting on each of February 17, 2009, and 2010.

The Company did not grant any options during the three months ended March 31, 2009.

The following table summarizes stock options information at March 31, 2009:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	7,960,000	1.29	$0.60	7,540,000	1.29	$0.61
$1.18	1,800,000	0.79	$1.18	1,800,000	0.79	$1.18
	9,760,000	1.20	$0.71	9,340,000	1.20	$0.72

The Company recorded stock-based compensation expense of $27,000 for the three months ended March 31, 2009 ($75,000 for the three months ended March 31, 2008) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the three months ended March 31, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51%; risk-free rate – 4.4%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the three months ended March 31, 2008 was $0.41 per share. The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at March 31, 2009 and 2008 was $281,000 and $1,161,000, respectively. The estimated fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $10,000 and $49,000 respectively. There is approximately $20,000 of unrecognized compensation expense as of March 31, 2009 that is expected to be recognized over the next 10 months.

NOTE 16	INCOME TAXES

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

During the three months ended March 31, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $444,000 from the government of China. This credit was related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the three months ended March 31, 2008. According to the new China Enterprise Income Tax Law effective on January 1, 2008, the tax refund for reinvestment is no longer applicable to FIEs.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

The effective income tax rate for Shanxi Weiqida for the three months ended March 31, 2009 and 2008 was 25% and 11%, respectively.

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	March 31, 2009	December 31, 2008
	($,000)	($,000)
Deferred tax assets
Inventory	140	176
Deferred revenue	594	573
Property and equipment	1,889	1,935
Losses carried forward	2,695	2,577
Total deferred tax assets	5,318	5,261
Less: Valuation allowance	(4,878)	(4,790)
Net deferred tax assets	440	471
Less: deferred tax- short term	140	176
Net deferred tax assets	300	295

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 17	RELATED PARTY TRANSACTIONS

The Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $99,000 and $334,000 for the three months ended March 31, 2009 and 2008, respectively. The Company also used this party as a contract manufacturer of certain cephalosporin products for which the party charged $13,000 and $321,000 for the three months ended March 31, 2009 and 2008. The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	March 31, 2009	December 31, 2008
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	858	1,139
Less: current maturities	858	1,139
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	21	66
Less: current maturities	21	66
	-	-

The balances due from/to related parties bear no interest and are under normal trade repayment terms.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

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

81% and 84% of the Company’s revenues for the three months ended March 31, 2009 and 2008, respectively, were derived from customers located in China. During the three months ended March 31, 2009 and 2008, the Company had sales of $3,881,000 and $4,607,000 respectively to customers in India, representing 10.5% and 12.8% respectively of the Company’s revenues for the three months ended March 31, 2009 and 2008. Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 10.47% and 10% of the Company’s sales for the three months ended March 31, 2009 and 2008, respectively. Amounts owing from one customer represented 14% of the Company’s trade and other receivables at March 31, 2009.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at March 31, 2009, approximately US$2,796,000 of the cash and restricted cash (December 31, 2008: US$4,819,000) were held in Renminbi.

NOTE 20	COMPARATIVE FIGURES

Certain figures for the prior year have been reclassified to conform with the current year's consolidated financial statement presentation.

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

The following discusses the Company’s financial condition and results of operations for the three-month ended March 31, 2009 and 2008 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

Starting January 1, 2008, the Company has reclassified its business into two segments, consisting of the Penicillin Division and the Cephalosporin Division.

The Penicillin Division currently operates the production and sales of clavulanic acid, cefalexin and cefadroxil.  Cefalexin and cefadroxil were launched and included in the Company’s product portfolio only at the beginning of 2008.  Clavulanic acid is a drug that combines with penicillin group antibiotics to increase the effectiveness against bacterial resistance. Cefalexin and cefadroxil are Penicillin G downstream products that are widely used to treat urinary tract infections, respiratory tract, skin and soft tissue infections.

The Cephalosporin Division operates the production and sales of 7-ACA, crude bulk drugs and formulation drugs.  In addition to 7-ACA, an intermediate for cephalosporin antibiotics, the Company’s current product offering in the Division also includes crude bulk drug, such as ceftazidime crude powder, and formulation drugs including  powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime, cefuroxime, cefonicid and cefminox.

Results of Operations for the Three-month Period Ended March 31, 2009 and 2008

Sales and Gross Margin Analysis

Sales for the quarter ended March 31, 2009 increased to $36.96 million from $35.87 million for the same period in 2008.  $30.08 million or approximately 81% of the sales were generated from the sales of products in the Chinese market, and the remaining $6.88 million or approximately 19% were generated from the markets outside of China compared to 84% and 16% respectively during the quarter ended March 31, 2008.  Sales generated from the international market outside of China increased 20% from $5.73 million for the first quarter of 2008 to $6.88 million for the same period in 2009 reflecting the Company’s stronger market acceptance and position in the targeted emerging market.

For the quarter ended March 31, 2009, $12.55 million or 34% of sales were from the Penicillin Division and $24.41 million or approximately 66% of the sales were from the Cephalosporin Division.  For the same period in 2008, 34% of sales were from the Penicillin Division and 66% of sales were from the Cephalosporin Division. The slight increase in sales for the three-month period ended March 31, 2009 as compared to the same period of prior year was primarily due to an increase in sales in clavulanic acid (34% year-over-year growth), cephalosporin crude bulk drug (562% year-over-year growth) and cephalosporin formulation drugs (11.5% year-over-year growth), which were partially offset by the decrease of sales in cefalexin & cefadroxil and 7-ACA which was mainly due to an increase in internal use for producing downstream products.

Cost of sales for the quarter ended March 31, 2009 was $30.55 million compared to $29.70 million for the same period in 2008.  The increase in the cost of sales was mainly due to the increase in production and sales of products from both Penicillin and Cephalosporin Divisions as mentioned above.

Overall gross profit for the quarter ended March 31,2009 increased 4% to $6.41 million from $6.17 million for the same period in 2008.  The overall gross margin for the quarter ended March 31, 2009 was 17.4% as compared to 17.2% for the same period in 2008. The improvement in the overall gross margin was mainly contributed by the improvement of the gross margin for the Company’s core products such as clavulanic acid (43% gross margin for the first quarter of 2009 as compared to 34% for the same period in 2008) and 7-ACA (31% gross margin for the first quarter of 2009 as compared to 27% for the same period in 2008) even though it is partially offset by the decrease in gross margins in cephalosporin crude bulk drugs, cephalosporin formulation drugs as well as cefalexin and cefadroxil

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Penicillin Division and the Cephalosporin Division.

Penicillin Division

The Penicillin Division’s sales for the quarter ended March 31,2009 were $12.55 million, accounting for 34% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $12.14 million for the same period in 2008, contributing 34% of the total sales of the Company. Overall gross margin for the Penicillin Division was 28% for the first quarter of 2009, an improvement from 20% gross margin for the same period in 2008.

The key products for the Penicillin Division are clavulanic acid and cefalexin & cefadroxil.  Clavulanic acid achieved an overall growth rate of 34% in sales for the first quarter of 2009 as compared to the same period in 2008, resulting primarily from a 97% increase in sales volumes but partially offset by a decrease in the average price due to a change in sales product mix.  Clavulanic acid products continued to show strong momentum in both the Chinese and international market outside of China with a 12% and 75% year-over-year growth rates respectively. The gross margin for clavulanic acid further improved to 43% for the first quarter of 2009 as compared to 34% in the same period of 2008 due to the continuing effort to improve the production yield and lower the production cost,

Cefalexin and cefadroxil were launched at the beginning of 2008. Sales of these two new products for the first quarter of 2009 was approximately 4% lower than the same period in 2008, because of a 25% decrease in selling price while the sales volume increased by 29% year over year. The overall gross margin for these two products was -0.4% during the first quarter of 2009 as compared to 1.3% for the same period of 2008.

Cephalosporin Division

Sales for the Cephalosporin Division for the quarter ended March 31, 2009 were $24.41 million, an increase from $23.73 million during the same period in 2008.  The slight increase in sales was mainly due to higher sales of the cephalosporin crude bulk drug (562% year-over-year growth rate) as well as formulation drugs (11.5% year-over-year growth rate).  Sales of 7-ACA for the quarter ended March 31,2009 decreased 19% from the same period of 2008 due to lower market price and sales volume as the Company used more of its production to produce downstream products.

Overall gross margin for the Cephalosporin Division was 11.7% for the first quarter of 2009 as compared to 15.5% for the same period in 2008. As a result of the Company’s continuing effort to improve production yield, 7-ACA’s gross margin further improved to 31% during the first quarter of 2009 from 27% for the same period in 2008.  Gross margin for the crude bulk drugs and formulation drugs were 1% and -4.9%, respectively, for the first quarter of 2009, as compared to 5% and -0.3% for the same period of 2008.

Operating Expenses

Total operating expenses were $3.39 million for the quarter ended March 31, 2009. The major category of operating expenses were general and administration expenses of $1.55 million, and research and development expenses of $0.20 million, selling expense of $1.27 million, and depreciation and amortization expenses of $0.36 million.  Total operating expenses were $3.60 million for the quarter ended March 31, 2008 including general and administration expenses of $1.87 million, selling expense of $1.12 million, research and development expenses of $0.43 million and depreciation and amortization expenses of $0.18 million.

The decrease of $0.21 million in operating expenses for the quarter ended March 31, 2009 as compared to the same period of 2008 mainly reflects the continuing effort of the management to lower the operating expenses.

Income from Operations

During the first quarter of 2009, the Company realized $3.03 million income from operations, an 18% increase from $2.57 million for the same period in 2008. Such an increase in the income from operations was mainly due to the combined effect of an increase in gross profit and a lowering of operating expenses as described above.

Other Expense

During the quarter ended March 31, 2009, the Company recognized a net other expense of $0.99 million.  This amount primarily consisted of $0.96 million of interest expense and other expense of $0.04 which was partly offset by a $0.01 million other income in form of government grant.  Total other expenses for the quarter ended March 31, 2008 were $0.57 million. The increase in the net other expense for the first quarter of 2009 as compared to the same period of 2008 was due to the fact that the Company received $0.24 million less in government subsidies.

Income Tax Expense

The Company had $0.59 million income tax expense for the first quarter of 2009 as compared to $0.27 million for the same period of 2008. Such an increase in income tax expense was due to the fact that the Company received a tax credit of $0.44 million for the first quarter of 2008 as compared to $nil during the same period of 2009.

After-tax Income from Continuing Operations

The Company realized an after-tax income from continuing operations of $1.45 million for the quarter ended March 31, 2009 as compared to $1.73 million for the same period of 2008. The decrease of $0.28 million after-tax income from continuing operations was mainly due to the combined impact of a lowering government subsidies and tax credit received by the Company during the first quarter of 2009 as described above.

After-tax Income from Discontinued Operations

The Company realized an after-tax income from discontinued operations of $nil million for the quarter ended March 31, 2009 as compared to an after-tax income from discontinued operations of $0.23 million for the same period of 2008.

Net Income

For the quarter ended March 31,2009, the Company had a net income of $1.45 million compared to $1.96 million for the same period in 2008. However, year-over-year comparison needs to take into consideration that net income for the first quarter of 2008 benefited from $0.24 million government subsidies, $0.44 million tax credit and $0.23 million after-tax income from discontinued operation. The decrease in the net income for the first quarter of 2009 compared to the same period of 2008 was significantly impacted by the lowering of such government subsidies, tax credit and after-tax income from discontinued operations.

Comprehensive Income

Including a gain on foreign currency translation of $0.07 million, the Company had a comprehensive income of $1.52 million for the first quarter of 2009, compared to a comprehensive income of $3.91 million for the same period of 2008. However, year-over-year comparison needs to take into consideration that net income for the first quarter 2008 benefited from a $1.94 million gain on foreign currency translation.  Foreign currency translation gain results from the translation of the financial statements expressed in Chinese Renminbi (RMB) to United States Dollars. The increase reflects the appreciation of the RMB relative to the United States dollar.

Net Income per Share – Basic

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,066,418 and 66,374,507 for the first quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations was $0.02 for the first quarter of 2009 as compared to $0.03 for the same period of 2008.

Net Income per share from discontinued operations was $nil for the first quarter of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share was $0.02 for the first quarter of 2009 as compared to a net income of $0.03 per share for the same period of 2008. The decrease of the net income per share for the first quarter of 2009 as compared to the same period of 2008 mainly reflected the lowering of government subsidies, tax credit and after-tax income from discontinued operations during the first quarter of 2009.

Net Income per Share – Diluted

During the first quarter of 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted average number of shares on a diluted basis was 67,362,462 and 68,170,887 for the first quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations on a diluted basis was $0.02 for the first quarter of 2009 as compared to $0.03 for the same period of 2008.

Net Income per share from discontinued operations on a diluted basis was $0.00 for the first quarter of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share on a diluted basis was $0.02 for the first quarter of 2009 compared to $0.03 per share for the same period of 2008. The decrease of the net income per share on a diluted basis for the first quarter of 2009 as compared to the same period of 2008 mainly reflected the lowering of government subsidies, tax credit and after-tax income from discontinued operations during the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2009, Dragon Pharma had current liabilities of $68.33 million and current assets of $45.67 million, including cash of $2.12 million, restricted cash of $0.74 million and accounts receivables of $13.04 million. The deficiency in working capital was mainly due to the use of short-term loans to finance the increase in working capital requirements as the business grows.

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

As of March 31,2009, the Company had current liabilities of $68.33 million as follows:

Accounts Payable	$17.48 million
Other Payables and Accrued Expenses	$26.52 million
Loans Payable - Short Term	$23.57 million
Note Payable	$0.74 million
Due to related companies	$0.02 million

Total Current Liabilities	$68.33 million

As of March 31,2009, the Company had outstanding short-term loans (less than one year term) totaling $23.57 million. The Company believes that it will be successful in renegotiating loans based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At March 31, 2009, the Company had long-term loan payable of $20.60 million. During the quarter ended March 31, 2009, the Company financed its operations and increased production level at its Penicillin and Cephalosporin Divisions through operating revenues, accounts payables and short-term loans. The Company intends to seek additional funding through equity financing to improve its financial position.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4.

Controls and Procedures

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2009,  that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 1.A.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1 Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and /or operating results.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: May 15, 2009	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: May 15, 2009	Garry Wong
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

Date: May 15, 2009	/s/ Yanlin Han
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

Date: May 15, 2009	/s/ Garry Wong
Garry Wong
Chief Financial Officer

Exhibit 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31,2009 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : May 15, 2009	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : May 15,2009	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer