Form 10-Q
period 2009-06-30
DRAGON PHARMACEUTICAL INC
filed 2009-08-14
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 67,066,418 shares as of August 14, 2009.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4-11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12-16

PART I

ITEM 1.

FINANCIAL STATEMENTS (SEE F1 TO F20)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT JUNE 30, 2009 AND DECEMBER 31, 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	June 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	20	2,803	2,011
Restricted cash	10,20	1,465	2,923
Accounts receivable, net of allowances	2	13,908	10,499
Inventories, net	3	21,064	25,760
Prepaid expenses		7,882	5,738
Due from related parties	18	220	1,139
Deferred income tax assets	17	85	176
Total Current Assets		47,427	48,246

PROPERTY AND EQUIPMENT, NET	4,9	100,314	94,565
OTHER ASSETS
Intangible assets, net	5	2,434	1,503
Investments –cost		15	15
Other assets	6	-	3,751
Deferred income tax assets	17	300	295
Total Other Assets		2,749	5,564
TOTAL ASSETS		150,490	148,375

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		16,847	17,142
Other payables and accrued liabilities	8	28,886	26,280
Loans payable – short-term	9	36,826	20,870
Notes payable	10	1,465	5,836
Due to related parties	18	21	66
Total Current Liabilities		84,045	70,194

LONG-TERM LIABILITIES
Loans payable – long-term	9	5,259	20,571
Deferred credit	11	373	394
Total Long-Term Liabilities		5,632	20,965
TOTAL LIABILITIES		89,677	91,159

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001each, common shares issued and outstanding 2009: 67,066,418; 2008: 67,066,418		67	67
Additional paid-in capital		49,146	49,105
Deficit		(1,091)	(4,588)
Reserves	16	4,653	4,653
Accumulated other comprehensive income		8,038	7,979
Total Stockholders’ Equity		60,813	57,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		150,490	148,375

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Per Share Data

		Three months ended June	Three months ended June	Six months ended	Six months ended June
	Note	30, 2009	30, 2008	June 30, 2009	30, 2008

SALES	12	40,141	44,147	77,103	80,015
COST OF SALES		33,297	36,420	63,846	66,121
GROSS PROFIT		6,844	7,727	13,257	13,894

OPERATING EXPENSES
Selling expense		901	1,002	2,175	2,119
General and administrative expenses		1,525	1,750	3,072	3,622
Research and development expenses		80	548	282	983
Depreciation and amortization		365	257	730	435
Total Operating Expenses		2,871	3,557	6,259	7,159

INCOME FROM OPERATIONS		3,973	4,170	6,998	6,735

OTHER INCOME / (EXPENSE)
Interest expense		(1,105)	(807)	(2,064)	(1,703)
Other income	11,13	35	422	46	751
Other expenses		(79)	(35)	(117)	(36)
Total other expenses		(1,149)	(420)	(2,135)	(988)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES		2,824	3,750	4,863	5,747

INCOME TAX EXPENSE	17	(774)	(975)	(1,366)	(1,240)

INCOME FROM CONTINUING OPERATIONS		2,050	2,775	3,497	4,507

INCOME FROM DISCONTINUED OPERATIONS	7	-	148	-	376

NET INCOME		2,050	2,923	3,497	4,883

OTHER COMPREHENSIVE INCOME
Foreign currency translation		(16)	1,216	59	3,162

COMPREHENSIVE INCOME		2,034	4,139	3,556	8,045

Earnings per share - basic	14
- from continuing operations		0.03	0.04	0.05	0.07
- from discontinued operations		0.00	0.00	0.00	0.00
- net income		0.03	0.04	0.05	0.07

Earnings per share - diluted	14
- from continuing operations		0.03	0.04	0.05	0.07
- from discontinued operations		0.00	0.00	0.00	0.00
- net income		0.03	0.04	0.05	0.07

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share Data

			Additional			Accumulated
	Common Stock		Paid-In			other compre-
						hensive
	Shares	Amount	Capital	Deficit	Reserves	income	Total

Balance, December 31, 2008	67,066,418	67	49,105	(4,588)	4,653	7,979	57,216
Other comprehensive income
- foreign currency translation						59	59
Stock-based compensation			41				41
Net income for the period				3,497			3,497
Balance, June 30, 2009	67,066,418	67	49,146	(1,091)	4,653	$8,038	60,813

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($ '000)

	2009	2008

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	3,497	4,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,032	3,651
Stock-based compensation expense	41	102
Accreted interest on long term payable	-	42
Gain on disposal of assets	(18)	-
Deferred income tax expense	87	121
Deferred credit	(11)	-
Changes in operating assets and liabilities
Accounts receivable	(4,236)	1,409
Inventories	4,732	(5,102)
Prepaid expenses	(2,136)	(1,887)
Accounts payable	(318)	4,166
Notes payable	(4,380)	5,656
Restricted cash	1,464	(2,828)
Amount due from related parties	875	258
Other payables and accrued liabilities	1,185	783
Cash provided by continuing operations	5,814	10,878
Cash provided by discontinued operations	-	540
Net Cash provided by Operating Activities	5,814	11,418

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(9,420)	(18,087)
Government grants received in advance	95	-
Land deposit received in advance	1,900	4,665
Deposit for land and construction	-	(787)
Cash used in continuing operations	(7,425)	(13,078)
Cash provided by discontinued operations	-	1,555
Net Cash used in Investing Activities	(7,425)	(11,523)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Due from shareholders	-	24
Repayment of long-term accounts payable	-	(251)
Repayment of non-interest bearing demand loans	(321)	(2,900)
Proceeds from non-interest bearing demand loans	2,155	3,910
Proceeds from loans payable	7,745	509
Repayment of loans	(7,158)	(4,786)
Proceeds from exercise of stock options	-	136
Net Cash provided by (used in) Financing Activities	2,421	(3,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	269

NET INCREASE (DECREASE) IN CASH	792	(3,194)
CASH AT BEGINNING OF THE PERIOD	2,011	4,736

CASH AT END OF THE PERIOD	2,803	1,542

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Acquisition of property, plant and equipment through transferred utilization of deposits (Note 6)	3,751	-

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly-owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $36.6 million as at June 30, 2009. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

The Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and expand the range and scope of its business. The Company has also significantly increased production levels which is expected to generate additional cash flow. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. There is no assurance that additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to renegotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to renegotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that actions presently taken provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

(B) Recent Accounting Pronouncements

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for the Company beginning in the first quarter of fiscal 2010. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are currently evaluating the impact of adopting these Staff Positions, but the Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Statement’s objective is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Entities are required to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July1, 2009 and August 12, 2009, the date the financial statements were available to be issued.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	($‘000)	($‘000)
Trade receivables	13,706	9,957
Other receivables	1,049	1,316
Less: allowance for doubtful accounts	(847)	(774)

Accounts receivable, net	13,908	10,499

For the three months ended June 30, 2009 and 2008, the Company recorded a recovery of $7,000 and a provision of $16,000 for doubtful accounts in the Consolidated Statements of Operations, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded a provision for doubtful accounts of $72,000 and $30,000 in the Consolidated Statements of Operations, respectively.

NOTE 3

INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	($‘000)	($‘000)
Raw materials	7,374	8,375
Work-in-progress	6,480	8,049
Finished goods	7,551	9,927
	21,405	26,351
Less: provision	(341)	(591)
	21,064	25,760

As at June 30, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $341,000 and $289,000 in the Consolidated Statements of Operations and Comprehensive Income, respectively. As at March 31, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $530,000 and $589,000 in the Consolidated Statements of Operations, respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at June 30, 2009 and December 31, 2008:

	June 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	94,538	27,840	66,698
Land use rights and buildings	23,868	1,702	22,166
Motor vehicles	903	342	561
Furniture and office equipment	3,748	2,383	1,365
Construction in progress	9,524	-	9,524
	132,581	32,267	100,314

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

	December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	85,848	23,454	62,394
Land use rights and buildings	19,718	1,490	18,228
Motor vehicles	860	330	530
Furniture and office equipment	3,470	2,154	1,316
Construction in progress	12,097	-	12,097
	121,993	27,428	94,565

Depreciation expense for the three months ended June 30, 2009 and 2008 was $ 2,483,000 and $1,862,000 respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $ 4,938,000 and $3,576,000 respectively. Equipment with a net book value of $43 million is pledged as collateral for $9.9 million in loans payable (Note 9).

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	($'000)	($'000)
Product licenses and permits	2,732	1,707
Less: accumulated amortization	(298)	(204)
	2,434	1,503

During the six months ended June 30, 2009, the Company acquired licenses and permits for nine formulation products from an unrelated third party for a total amount of $1,023,000 (RMB7 million). The balance will be amortized on a straight-line basis over a period of ten years.

Amortization expense for the three months ended June 30, 2009 and 2008 was $51,000 and $39,000 respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $94,000 and $75,000 respectively.

NOTE 6

OTHER ASSETS

	June 30, 2009	December 31, 2008
	($'000)	($'000)

Deposit for land and constructions costs	-	3,751

During 2008 and 2007, the Company was actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid $3,751,000 refundable  deposits to the land bureau and various contractors for possible land and construction costs. During the six months ended June 30, 2009, the Company signed an agreement with a third party to acquire a formulation facility which the Company has been leasing since 2008, for a total amount of $8,023,000 (RMB54 million) with $4,272,000 in cash and a transfer of $3,751,000 refundable deposit mentioned above.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 7         DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company, before June 2008, a total of US$ 2.14 million (or RMB15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  The loss on disposal of biotech division recognized in 2007was as follows:

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

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation of the biotech division is as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	($'000)	($'000)	($'000)	($'000)

Net sales	-	432	-	966
Cost of sales	-	232	-	413
Gross profit	-	200	-	553
Operating and other expenses	-	(2)	-	(52)
Income before taxes	-	198	-	501
Income tax expense	-	(50)	-	(125)
Profit from discontinued operation	-	148	-	376

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009	December 31, 2008
	($'000)	($'000)
Machinery and equipment payable	9,985	11,582
Non-interest bearing demand loans	3,551	1,715
Advance of Government grants *	1,994	1,897
Advance of land reservation	6,720	4,814
Accrued expenses	3,521	2,656
Value added tax payables	440	45
Income taxes payable	479	388
Other taxes payable	949	1,098
Deposits received from customers	1,247	2,085
	28,886	26,280

* The Company received $95,000 (RMB650,000) during the six months ended June 30, 2009 and $2,338,000 (RMB16 million) in 2007 of government grants relating to the construction of a water treatment facility. According to an approval of expenditure of the project from the local provincial government in 2008, the Company reclassified $438,000 (RMB3 million) to deferred credit and recognized on a straight-line basis as the assets is depreciated over 10 years (Note 11). Upon receipt of final approval of the completed project, the remaining balance of $1,994,000 (RMB13,650,000) will be reclassified as deferred credit and recognized on a straight-line basis as the asset is depreciated.

NOTE 9

LOANS PAYABLE

	June 30, 2009	December 31, 2008
	($'000)	($'000)
RMB89.6 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due on October 1, 2008. RMB77.92 million was repaid in 2008, the remaining balance of RMB11.68 million was repaid in March 2009	-	1,704

RMB3 million loan payable to a bank, interest rate of 6.804% per annum, guaranteed by an unrelated third party, due October 2009 (Note 15(B))	438	496

RMB55.00 million loan payable to a bank, interest rate of 9.36% per annum, guaranteed by an unrelated third party, due September 2009 (Note 15(B))	8,035	8,024

RMB15 million loan payable to an unrelated third party, interest rate of 9.99% and uncollateralized, due November 2009 *	2,191	2,189

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

RMB5.67million loan payable to a bank, interest rate of 6.696% per annum, collateralized by equipment with a net book value of $3 million due December 2009	828	827

RMB52.3 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by equipment with a net book value of $19 million, due December 2009	7,641	7,630

RMB10 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by property and equipment with a net book value of $21 million, due January 2010	1,462	-

RMB20 million loan payable to a bank, interest rate of 5.841% per annum, guaranteed by a related party , due January 2010	2,922	-

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010	2,922	2,918

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010 **	2,922	2,918

RMB20 million loan payable to an unrelated third party, interest rate of 7.965% and uncollateralized, due June 2010 ***	2,922	-

RMB65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due September 2010. RMB34 million were repaid in June 2009. According to the new loan agreement dated June 30, 2009, the remaining balance of RMB31 million is due September 2009, interest rate of 8.316% and uncollateralized.	4,543	9,483

RMB36 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,259	5,252
	42,085	41,441
Less: current maturities	36,826	20,870
	5,259	20,571

Maturities are as follows:

Fiscal year ended December 31,
2009 (remaining of the year)	23,676
2010	18,409
42,085

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

* The Company has guaranteed the third party to obtain a bank loan of $2,922,000 (RMB20 million) due November 2009, interest on the loan is charged at 9.99%. The third party loaned $2,191,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,191,000 directly to the bank upon maturity (Note 15(B)).

** The Company has guaranteed the third party to obtain a bank loan of $2,922,000 (RMB20 million) due June 2010. Interest on the loan is charged at 9.828%.  The third party loaned the $2,922,000 to the Company and charged the same interest rate at 9.828%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,922,000 directly to the bank upon maturity.

*** The Company has guaranteed the third party to obtain a bank loan of $2,922,000 (RMB20 million) due June 2010. Interest on the loan is charged at 7.965%.  The third party loaned the $2,922,000 to the Company and charged the same interest rate at 7.965%.

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $1,465,000 (RMB10.03 million) as at June 30, 2009. $735,000 (RMB5.03 million) are due in July 2009, and $730,000 (RMB5 million) were due in October 2009.  These notes are collateralized by $1,465,000 of bank deposits that may only be used to repay the notes. The Company paid the notes payable of $735,000 with the bank deposits in July 2009.

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

NOTE 11

DEFERRED CREDIT

Deferred credit consisted of the following as of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	($'000)	($'000)
Deferred credit	438	438
Less: accumulated amortization	(65)	(44)
	373	394

The Company received government grants of $438,000 (RMB3 million) from provincial government relating to the construction of a water treatment facility in 2007. The Company obtained the final approval from the government that the Company has complied with all conditions attached to the grant in 2008.  $438,000 was recorded as deferred credit and recognized as other income on a straight-line basis as the asset is depreciated over 10 years (Note 13(A)).

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 12

SEGMENTS

The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (Note 20). Sales relating to the Cephalosporin Division’s 7-ACA product represented approximately 32.37% and 31.04% of the total sales for the three and six months ended June 30, 2009 , respectively (34.39% and 35.92% for the three and six months ended June 30, 2008). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008.

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three months ended June 30, 2009
Sales	25,132	15,009	40,141
Gross profit	2,997	3,847	6,844
Depreciation and amortization	2,061	473	2,534
Additions to long-lived assets	8,766	1,518	10,284

Six months ended June 30, 2009
Sales	49,540	27,563	77,103
Gross profit	5,841	7,416	13,257
Depreciation and amortization	4,081	951	5,032
Additions to long-lived assets	9,727	1,570	11,297

As at June 30, 2009
Intangible assets	2,434	-	2,434
Total assets allocated to reportable segments including intangible assets	112,098	34,124	146,222
Cash and restricted cash			4,268
Consolidated total assets			150,490

Three months ended June 30, 2008
Sales	31,111	13,036	44,147
Gross profit	5,199	2,528	7,727
Depreciation and amortization	1,441	459	1,900
Additions to long-lived assets	14,255	316	14,571

Six months ended June 30, 2008
Sales	54,838	25,177	80,015
Gross profit	8,880	5,014	13,894
Depreciation and amortization	2,804	847	3,651
Additions to long-lived assets	16,940	1,766	18,706

As at December 31, 2008
Intangible assets	1,503	-	1,503
Total assets allocated to reportable segments
including intangible assets	108,298	35,143	143,441
Cash and restricted cash			4,934
Consolidated total assets			148,375

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

Geographical segments information is as follows:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
	($’000)	($’000)	($’000)	($’000)
Sales
- China	31,042	36,200	61,122	66,338
- India	8,640	6,312	12,521	10,919
- Other	459	1,635	3,460	2,758
	40,141	44,147	77,103	80,015

	June 30, 2009	December 31, 2008
	($’000)	($’000)
Total assets
- China	150,409	148,208
- Other	81	167
	150,490	148,375

NOTE 13

OTHER INCOME

(A)  Government grants

During the three and six months ended June 30, 2009, the Company recognized amortization income of $11,000 and $22,000, respectively, of government grants related to the construction of a water treatment facility (for the three and six months ended June 30, 2008: nil) (Note 11).

During the three months ended June 30, 2009 and 2008, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received non-refundable grants of $0 and $294,000 respectively, from the government of China for bringing in investment and new technology to Datong city, Shanxi, Province, China. During the six months ended June 30, 2009 and 2008, Shanxi Weiqida, received non-refundable grants of $0 and $294,000 respectively.

(B)  Subsidies for employee benefit

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts. $0 and $179,000 was recognized as other income for the three months ended June 30, 2009 and 2008, respectively. $0 and $420,000 was recognized as other income for the six months ended June 30, 2009 and 2008, respectively

NOTE 14 EARNINGS PER SHARE

Earnings per share (“EPS”) is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings Per Share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic EPS share is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive stock options were exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The computations of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

	(in thousands of US Dollars ($'000), except share and per share data)
Income from continuing operations	2,050	2,775	3,497	4,507
Income from discontinued operations	-	148	-	376
Net Income	2,050	2,923	3,497	4,883

Weighted average shares used to compute basic EPS	67,066,418	66,992,531	67,066,418	66,683,519
Dilutive effect of stock options	520,291	1,899,379	406,887	1,847,880
Weighted average shares used to compute diluted EPS	67,586,709	68,891,910	67,473,305	68,531,398
Basic EPS
- from continuing operations	0.03	0.04	0.05	0.07
- from discontinued operations	0.00	0.00	0.00	0.00
- net income	0.03	0.04	0.05	0.07
Diluted EPS
- from continuing operations	0.03	0.04	0.05	0.07
- from discontinued operations	0.00	0.00	0.00	0.00
- net income	0.03	0.04	0.05	0.07

For the three months ended June 30, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 7,870,000, respectively, and exclude the anti-dilutive effect of stock options of 5,070,000 and 1,990,000, respectively. For the six months ended June 30, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 7,870,000, respectively, and exclude the anti-dilutive effect of stock options of 5,070,000 and 1,990,000, respectively.

NOTE 15

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $348,000 and $226,000 for the three months ended June 30, 2009 and 2008, respectively, and $593,000 and $434,000 for the six months ended June 30, 2009 and 2008, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees (Note 9)

The Company has guaranteed a bank loan to a supplier in the amount of $2,600,000 (RMB17.8 million), due on July 7, 2009.  Interest on the loan is charged at 10.46% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The loan was renewed with the principal amount of $2,191,000 (RMB15 million), bearing interest rate of 7.434%. Such loan is due on July 6, 2010. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,606,000 (RMB17.84million). The Company provided the guarantee to the supplier to maintain a good business relationship. This supplier has pledged certain property and equipment to the Company as collateral for this guarantee.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,776,000 (RMB19 million) due on September 25, 2009 and $4,163,000 (RMB28.5 million) due on October 26, 2009. Interest is charged at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,115,000 (RMB48.70 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee. The vendor also provided a guarantee to the Company to obtain a bank loan of $438,000 (RMB3.0 million) due October 2009 (Note 9).

The Company has issued a guarantee to a bank as collateral for loans to a third party of $8,035,000 (RMB55 million) due February 2010. Interest is charged at 8.19%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $8,446,000 (RMB57.82 million). This party provided a guarantee to the Company to obtain a bank loan of $8,035,000 (RMB55 million) due September 2009 (Note 9).

The Company has guaranteed a third party to obtain bank loans of $2,922,000 (RMB20 million) due November 2009, interest on these loans is charged at 9.99%. The third party loaned $2,191,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. The Company has booked $2,191,000 (RMB15 million) as a liability as at June 30, 2009 (Note 9). The remaining balance of $731,000 (RMB5 million) was used by the third party and the maximum potential amount of future payments (undiscounted) that the Company could be required to make is $756,000 (RMB5.17 million).  This third party has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $29,215,000 (RMB200 million) to $58,432,000 (RMB400 million). The Company is required to contribute the additional registered capital of $29,215,000 (RMB200 million) by paying cash of $15,484,000 (RMB106 million) and transferring $13,731,000 (RMB94 million) of retained earnings of Shanxi Weiqida within three years from November 20, 2007. For the six months ended June 30, 2009 and 2008, the Company transferred $0 and $6,104,000 (RMB44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida, respectively (Note 16(A)). As at June 30, 2009, the Company has capital commitment of $15,484,000 (RMB106 million) to Shanxi Weiqida.

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2009 (for the remaining of the year)	73
2010	146
2011	100
2012	49
368

The rent expense for the three months ended June 30, 2009 and 2008 was $300,000 and $486,000, respectively, and for the six months ended June 30, 2009 and 2008 was $600,000 and $954,000.

(E)  Other Commitments

Capital expenditure contracted for but not yet incurred at June 30, 2009 is $1.3 million.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

In order to fulfil Shanxi Weiqida’s additional registered capital requirement, the Company transferred $0 and $6,104,000 of retained earnings of Shanxi Weiqida to registered capital during the six months ended June 30, 2009 and 2008, respectively  (Note 15 (C)). As at June 30, 2009 and December 31, 2008, Shanxi Weiqida has paid in capital of $36,983,000 (RMB294 million) and $36,983,000  (RMB294 million), respectively.

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

The Company did not grant any options during the six months ended June 30, 2009.

The following table summarizes stock options information at June 30, 2009:

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	7,960,000	1.04	$0.60	7,935,000	1.04	$0.60
$1.18	1,800,000	0.54	$1.18	1,800,000	0.54	$1.18
	9,760,000	0.95	$0.71	9,735,000	0.94	$0.72

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The Company recorded stock-based compensation expense of $14,000 and $41,000 for the three and six months ended June 30, 2009 ($27,000 and $102,000 for the three and six months ended June 30, 2008) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the six months ended June 30, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51%; risk-free rate – 4.4%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the six months ended June 30, 2008 was $0.41 per share. The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at June 30, 2009 and 2008 was $188,000 and $1,161,000, respectively.  The estimated fair value of stock options vested during the three months ended June 30, 2009 and 2008 was $96,000 and $96,000 respectively.  The estimated fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $106,000 and $145,000 respectively. There is approximately $5,000 of unrecognized compensation expense as of June 30, 2009 that is expected to be recognized over the next 7 months.

NOTE 17

INCOME TAXES

During the six months ended June 30, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $450,000 from the government of China. This credit was related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the six months ended June 30, 2008. According to the new China Enterprise Income Tax Law effective on January 1, 2008, the tax refund for reinvestment is no longer applicable.

The effective income tax rate for Shanxi Weiqida for the three months ended June 30, 2009 and 2008 was 24% and 23%, respectively, and 24% and 18% for the six months ended June 30, 2009 and 2008.

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	June 30, 2009 ($,000)	December 31, 2008 ($,000)
Deferred tax assets
Inventory	85	176
Deferred credit	592	573
Property and equipment	1,835	1,935
Losses carried forward	2,518	2,577
Total deferred tax assets	5,030	5,261
Less: Valuation allowance	(4,645)	(4,790)
Net deferred tax assets	385	471
Less: deferred tax- short term	85	176
Net deferred tax assets	300	295

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 18

RELATED PARTY TRANSACTIONS

The Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $419,000 and $518,000 for the three and months ended June 30, 2009, respectively ($385,000 and $719,000 for the three and six months ended June 30, 2008, respectively). The Company also used this party as a contract manufacturer of certain cephalosporin products for which the party charged $16,000 and $29,000 for the three and six months ended June 30, 2009 ($103,000 and $424,000 for the three and six months ended June 30, 2008). The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	June 30, 2009	December 31, 2008
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	220	1,139
Less: current maturities	220	1,139
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	21	66
Less: current maturities	21	66
	-	-

The balances due from/to related parties bear no interest and are under normal trade repayment terms.

NOTE 19

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

NOTE 20

CONCENTRATIONS AND RISKS

77% and 79% of the Company’s revenues for the three and six months ended June 30, 2009, respectively (82% and 83% for the three and six months ended June 30, 2008, respectively), were derived from customers located in China. During the three and six months ended June 30, 2009, the Company had sales of $8,640,000 and $12,521,000 respectively to customers in India, representing 21.5% and 16.2% respectively of the Company’s revenues for the three and six months ended June 30, 2009, respectively During the three and six months ended June 30, 2008, the Company had sales of $6,312,000 and $10,919,000 respectively to customers in India, representing 14.3% and 13.6% respectively, of the Company’s revenues for the three and six months ended June 30, 2008.

Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 10.3% and 7.1% of the Company’s sales for the three months ended June 30, 2009 and 2008, respectively, and 10.4% and 8.38% of the Company’s sales for the six months ended June 30, 2009 and 2008, respectively. Amounts owing from one customer represented 12.6% of the Company’s trade and other receivables at June 30, 2009.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at June 30, 2009, approximately US$4,240,000 of the cash and restricted cash (December 31, 2008:  US$4,819,000) were held in Renminbi.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical facts, this section contains forward-looking statements involving risks and uncertainties. You can identify these statements by forward-looking words including "believes," "considers," "intends," "expects," "may," "will," "should," "forecast," or "anticipates," or the negative equivalents of those words or comparable terminology, and by discussions of strategies that involve risks and uncertainties. Forward-looking statements are not guarantees of the Company’s future performance or results, and the Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  This section should be read in conjunction with the Company’s unaudited consolidated financial statements.

The following discusses the Company’s financial condition and results of operations for the three-month and six-month periods ended June 30, 2009 and 2008 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Cephalosporin Division operates the production and sales of 7-ACA, crude bulk drugs and formulation drugs.  In addition to 7-ACA, a core intermediate for cephalosporin antibiotics, the Company’s current product offering in the Division also includes crude bulk drug, such as ceftazidime crude powder, and formulation drugs including  powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime, cefuroxime, cefonicid and cefminox.

Results of Operations for the Three-month and Six-month Periods Ended June 30, 2009 and 2008

Sales and Gross Margin Analysis

For the Quarter Ended June 30, 2009

Sales for the quarter ended June 30, 2009 was $40.14 million compared to $44.15 million for the same period in 2008.  $31.04 million or approximately 77% of the sales were generated from the sales of products in the Chinese market, and the remaining $9.10 million or approximately 23% were generated from the markets outside of China compared to 82% and 18% respectively during the quarter ended June 30, 2008.

For the quarter ended June 30, 2009, $15.01 million or 37% of sales were from the Penicillin Division and $25.13 million or approximately 63% of the sales were from the Cephalosporin Division.  For the same period in 2008, 30% of the sales were from the Penicillin Division and 70% of sales were from the Cephalosporin Division.

The decrease in sales for the three-month period ended June 30, 2009 as compared to the same period of prior year was primarily due to the decrease in sales from the Cephalosporin Division by $5.98 million which was partially offset by the increase in sales from the Penicillin Division by $1.97 million. The decrease in sales from the Cephalosporin Division is due in part by the fact that intermediate and API customers in China purchased the Company’s products in advance in anticipation of the Beijing Olympics and in anticipation of the temporary decrease in availability of products due to the Company’s major overhaul of certain of its facilities during the third quarter of 2008 which led to higher sales during the quarter ended June 30, 2008 comparatively. Please refer to Divisional Revenues and Gross Margin Analysis section below.

Cost of sales for the quarter ended June 30, 2009 was $33.30 million compared to $36.42 million for the same period in 2008.  The decrease in the cost of sales was mainly attributed by the lowering in sales from the Cephalosporin Division.

Overall gross profit for the quarter ended June 30, 2009 was $6.84 million from $7.73 million for the same period in 2008.  The overall gross margin for the quarter ended June 30, 2009 was 17.05% as compared to 17.50% for the same period in 2008. The slight decrease of the overall gross margin mainly reflected the net results of the decrease in the gross margin of the Cephalosporin Division and the increase in gross margin of the Penicillin Division contributed by the strong momentum of the Clavulanic Acid products.

For the Six-month Period Ended June 30, 2009

Sales for the six-month period ended June 30, 2009 was $77.10 million compared to $80.02 million for the same period in 2008.  $61.12 million or approximately 79% of the sales were generated from the sales of products in the Chinese market, and the remaining $15.98 million or approximately 21% were generated from the markets outside of China compared to 83% and 17% respectively during the six-month period ended June 30, 2008.

For the six-month period ended June 30, 2009, $27.56 million or 36% of sales were from the Penicillin Division and $49.54 million or approximately 64% of the sales were from the Cephalosporin Division.  For the same period in 2008, 31% of sales were from the Penicillin Division and 69% of sales were from the Cephalosporin Division.

The slight decrease in sales for the six-month period ended June 30, 2009 as compared to the same period of prior year was primarily due to the decrease in sales from the Cephalosporin Division by $5.30 million which was partially offset by the increase in sales from the Penicillin Division, especially the Clavulanic Acid products, by $2.39 million. The decrease in sales from the Cephalosporin Division could be explained partially by the fact that intermediate and API customers in China purchased the Company’s products in advance in anticipation of the Beijing Olympic and the Company’s major overhaul during the third quarter of 2008 which led to higher sales during the quarter ended June 30, 2008 comparatively. Please refer to Divisional Revenues and Gross Margin Analysis section below.

Cost of sales for the six-month period ended June 30, 2009 was $63.85 million compared to $66.12 million for the same period in 2008.  The decrease in the cost of sales was mainly attributed by the lowering in sales from the Cephalosporin Division.

Overall gross profit for the six-month period ended June 30, 2009 was $13.26 million, a slight decrease from $13.89 million for the same period in 2008.  The overall gross margin for the six-month period ended June 30, 2009 was 17.19% as compared to 17.36% for the same period in 2008. The slight decrease of the overall gross margin mainly reflected the net results of the decrease in the gross margin of the Cephalosporin Division and the increase in gross margin of the Penicillin Division contributed by the strong momentum of the Clavulanic Acid products.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Penicillin Division and the Cephalosporin Division.

Penicillin Division

For the Quarter Ended June 30, 2009

The Penicillin Division’s sales for the quarter ended June 30, 2009 were $15.01 million, accounting for 37% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $13.04 million for the same period in 2008, contributing 30% of the total sales of the Company. Overall gross margin for the Penicillin Division was 26% for the second quarter of 2009, an improvement from 19% gross margin for the same period in 2008.

Clavulanic acid, a core product for the Penicillin division, achieved an overall growth rate of 28% in sales for the second quarter of 2009 as compared to the same period in 2008, resulting primarily from a 60% increase in sales volumes but partially offset by a decrease in the average price due to a change in sales product mix.  Clavulanic acid products continued to show strong momentum in both the Chinese and international market outside of China with a 25% and 31% year-over-year growth rates respectively. The gross margin for clavulanic acid products further improved to 45% for the second quarter of 2009 as compared to 32% in the same period of 2008 due to the results achieved from improving the production yield which lowered the production cost.

For the Six-month Period Ended June 30, 2009

The Penicillin Division’s sales for the six-month period ended June 30, 2009 were $27.56 million, accounting for 36% of the total sales of the Company.  By comparison, Penicillin Division’s sales were $25.18 million for the same period in 2008, contributing 31% of the total sales of the Company. Overall gross margin for the Penicillin Division was 27% for the first six-month period of 2009, an improvement from 20% gross margin for the same period in 2008.

Clavulanic acid achieved an overall growth rate of 31% in sales for the second six-month period of 2009 as compared to the same period in 2008, resulting primarily from a 75% increase in sales volumes but partially offset by a decrease in the average price due to a change in sales product mix.  Sales in the Chinese and international market outside of China increased 17% and 47% respectively year-over-year. The gross margin for clavulanic acid further improved to 44% for the first six-month period of 2009 as compared to 32% in the same period of 2008 due to the results of the continuing effort to improve the production yield.

Cephalosporin Division

For the Quarter Ended June 30, 2009

Sales for the Cephalosporin Division for the quarter ended June 30, 2009 were $25.13 million, a decrease from $31.11 million during the same period in 2008.  The decrease in sales comparatively was mainly due to 1) lower sales of 7-ACA because of lower market price and sales volume as the Company used more of its production to produce downstream products, and 2) the fact that intermediate and API customers in China purchased products in advance in anticipation of the Beijing Olympic and in anticipation of the temporary decrease in availability of products due to the Company’s major overhaul of certain of its facilities during the third quarter of 2008 which led to higher sales during the quarter ended June 30, 2008 comparatively.

Overall gross margin for the Cephalosporin Division was 12% for the second quarter of 2009 as compared to 17% for the same period in 2008. The decrease of the gross margin was mainly due to lower selling price for 7-ACA.

For the Six-month Period Ended June 30, 2009

Sales for the Cephalosporin Division for the six-month period ended June 30, 2009 were $49.54 million, a decrease from $54.84 million during the same period in 2008.  The decrease in sales was mainly due to 1) lower sales of 7-ACA because of lower market price and sales volume as the Company used more of its production to produce downstream products, and 2) the fact that intermediate and API customers in China purchased products in advance in anticipation of the Beijing Olympic and in anticipation of the temporary  decrease in availability of products due to the Company’s major overhaul of certain of its facilities during the third quarter of 2008 which led to higher sales during the quarter ended June 30, 2008 comparatively.

Overall gross margin for the Cephalosporin Division was 12% for the second six-month period of 2009 as compared to 16% for the same period in 2008. The decrease of the gross margin was mainly due to lower selling price for 7-ACA despite a 10% improvement in the unit cost due to the full adoption of enzymatic method for 7-ACA production since the beginning of 2009.

Operating Expenses

For the Quarter Ended June 30, 2009

Total operating expenses were $2.87 million for the quarter ended June 30, 2009. The major category of operating expenses were general and administration expenses of $1.52 million, and research and development expenses of $0.08 million, selling expense of $0.90 million, and depreciation and amortization expenses of $0.37 million.  Total operating expenses were $3.56 million for the quarter ended June 30, 2008 including general and administration expenses of $1.75 million, selling expense of $1.00 million, research and development expenses of $0.55 million and depreciation and amortization expenses of $0.26 million.

The decrease of $0.69 million in operating expenses for the quarter ended June 30, 2009 as compared to the same period of 2008 mainly reflects the continuing effort of the management to lower the operating expenses.

For the Six-month Period Ended June 30, 2009

Total operating expenses were $6.26 million for the quarter ended June 30, 2009. The major category of operating expenses were general and administration expenses of $3.07 million, and research and development expenses of $0.28 million, selling expense of $2.18 million, and depreciation and amortization expenses of $0.73 million.  Total operating expenses were $7.16 million for the quarter ended June 30, 2008 including general and administration expenses of $3.62 million, selling expense of $2.12 million, research and development expenses of $0.98 million and depreciation and amortization expenses of $0.44 million.

The decrease of $0.90 million in operating expenses for the quarter ended June 30, 2009 as compared to the same period of 2008 mainly reflects the results of the Company management’s continuing effort to lower the operating expenses.

Income from Operations

For the Quarter Ended June 30, 2009

During the second quarter of 2009, the Company realized $3.97 million income from operations, a slight decrease from $4.17 million for the same period in 2008, which were the results of a lower gross profit offset partially by lower operating expenses as described above.

For the Six-month Period Ended June 30, 2009

During the first six-month period of 2009, the Company realized $7.00 million income from operations, a 4% increase from $6.74 million for the same period in 2008. Such an increase in the income from operations was mainly reflects the results of the Company management’s continuing effort to lower the operating expenses.

Other Expense

For the Quarter Ended June 30, 2009

During the quarter ended June 30, 2009, the Company recognized a net other expense of $1.15 million.  This amount primarily consisted of $1.11 million of interest expense and other expense of $0.08 million which was partly offset by a $0.04 million other income.  Total other expenses for the quarter ended June 30, 2008 were $0.42 million. The increase in the net other expense for the second quarter of 2009 as compared to the same period of 2008 was due to the fact that the Company received $0.39 million less in other income, mainly in form of government grant and subsidies, combined with an increase of $0.30 million in interest expense.

For the Six-month Period Ended June 30, 2009

During the six-month period ended June 30, 2009, the Company recognized a net other expense of $2.14 million.  This amount primarily consisted of $2.06 million of interest expense and other expense of $0.12 million which was partly offset by a $0.05 million other income in form of government grant and subsidies.  Total other expenses for the six-month period ended June 30, 2008 were $0.99 million. The increase in the net other expense for the six-month period of 2009 as compared to the same period of 2008 was due to the fact that the Company received $0.71 million less in other income, mainly in form of government grant and subsidies, combined with an increase of $0.36 million in interest expense.

Income Tax Expense

For the Quarter Ended June 30, 2009

The Company had $0.77 million income tax expense for the second quarter of 2009 as compared to $0.98 million for the same period of 2008. The lower income tax expense was due to lower income from continuing operations.

For the Six-month Period Ended June 30, 2009

The Company had $1.37 million income tax expense for the first six-month period of 2009 as compared to $1.24 million for the same period of 2008. Such an increase in income tax expense was mainly due to the fact that the Company received a tax credit of $0.45 million for the six-month period of 2008 as compared to $nil during the same period of 2009.

After-tax Income from Continuing Operations

For the Quarter Ended June 30, 2009

The Company realized an after-tax income from continuing operations of $2.05 million for the quarter ended June 30, 2009 as compared to $2.78 million for the same period of 2008. The decrease of $0.73 million after-tax income from continuing operations during the quarter ended June 30, 2009 was mainly due to the lower gross profit, government grant and subsidies and higher interest expenses described above. Such an amount was partially offset by the decrease of operating expenses.

For the Six-month Period Ended June 30, 2009

The Company realized an after-tax income from continuing operations of $3.50 million for the six-month period ended June 30, 2009 as compared to $4.51 million for the same period of 2008. The decrease of $1.01 million after-tax income from continuing operations during the six-month period ended June 30, 2009 was mainly due to the lower government grant and subsidies, lower tax credit and higher interest expense offset partially by the increase in income from operations as described above.

After-tax Income from Discontinued Operations

For the Quarter Ended June 30, 2009

The Company realized an after-tax income from discontinued operations of $nil million for the quarter ended June 30, 2009 as compared to an after-tax income from discontinued operations of $0.15 million for the same period of 2008.

For the Six-month Period Ended June 30, 2009

The Company realized an after-tax income from discontinued operations of $nil million for the six-month period ended June 30, 2009 as compared to an after-tax income from discontinued operations of $0.38 million for the same period of 2008.

Net Income

For the Quarter Ended June 30, 2009

For the quarter ended June 30,2009, the Company had a net income of $2.05 million compared to $2.92 million for the same period in 2008. However, year-over-year comparison needs to take into consideration that net income for the second quarter of 2008 benefited from $0.42 million other income in form of government grant and subsidies and $0.15 million after-tax income from discontinued operation compared to $0.04 million other income and $nil after-tax income from discontinued operation for the same period of 2009. The decrease in the net income for the second quarter of 2009 compared to the same period of 2008 was impacted by the lowering of such other income, mainly in form of government grant and subsidies, by $0.39 million and after-tax income from discontinued operations by $0.15 million together with the impact of an increase of interest expense by $0.30 million.

For the Six-month Period Ended June 30, 2009

For the six-month period ended June 30, 2009, the Company had a net income of $3.50 million compared to $4.88 million for the same period in 2008. However, year-over-year comparison needs to take into consideration that net income for the six-month period of 2008 benefited from $0.75 million other income, mainly in form of government grant and subsidies, $0.45 million tax credit and $0.38 million after-tax income from discontinued operation. The decrease in the net income for the second six-month period of 2009 compared to the same period of 2008 was significantly impacted by the lowering of such other income by $0.71 million, tax credit by $0.45 million and after-tax income from discontinued operations by $0.38 million together with the impact of an increase of interest expense by $0.36 million.

Comprehensive Income

For the Quarter Ended June 30, 2009

Including a loss on foreign currency translation of $0.02 million, the Company had a comprehensive income of $2.03 million for the second quarter of 2009, compared to a comprehensive income of $4.14 million for the same period of 2008. However, year-over-year comparison needs to take into consideration that net income for the second quarter 2008 benefited from a $1.22 million gain on foreign currency translation.  Foreign currency translation gain reflects the appreciation of the Chinese Renminbi (RMB) relative to the United States Dollar results from the translation of the financial statements expressed in RMB to United States Dollar.

For the Six-month Period Ended June 30, 2009

Including a gain on foreign currency translation of $0.06 million, the Company had a comprehensive income of $3.56 million for the first six months of 2009, compared to a comprehensive income of $8.05 million for the same period of 2008. However, year-over-year comparison needs to take into consideration that net income for the second quarter 2008 benefited from a $3.16 million gain on foreign currency translation.  Foreign currency translation gain reflects the appreciation of the Chinese Renminbi (RMB) relative to the United States Dollar results from the translation of the financial statements expressed in RMB to United States Dollar.

Net Income per Share – Basic

For the Quarter Ended June 30, 2009

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,066,418 and 66,992,531 for the second quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations was $0.03 for the second quarter of 2009 as compared to $0.04 for the same period of 2008.

Net Income per share from discontinued operations was $nil for the second quarter of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share was $0.03 for the second quarter of 2009 as compared to a net income of $0.04 per share for the same period of 2008. The decrease of the net income per share for the second quarter of 2009 as compared to the same period of 2008 mainly reflected lower government grant and subsidies and after-tax income from discontinued operations together with an increase of interest expense during the second quarter of 2009 as described above.

For the Six-month Period Ended June 30, 2009

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,066,418 and 66,683,519 for the first six-month period of 2009 and 2008 respectively.

Net Income per share from continuing operations was $0.05 for the first six-month period of 2009 as compared to $0.07 for the same period of 2008.

Net Income per share from discontinued operations was $nil for the first six-month period of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share was $0.05 for the first six-month period of 2009 as compared to a net income of $0.07 per share for the same period of 2008. The decrease of the net income per share for the first six-month period of 2009 as compared to the same period of 2008 mainly reflected lower government grant subsidies, tax credit and after-tax income from discontinued operations together with the impact of an increase of interest expense during the first six-month period of 2009 as described above.

Net Income per Share – Diluted

For the Quarter Ended June 30, 2009

During the second quarter of 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted average number of shares on a diluted basis was 67,586,709 and 68,891,910 for the second quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations on a diluted basis was $0.03 for the second quarter of 2009 as compared to $0.04 for the same period of 2008.

Net Income per share from discontinued operations on a diluted basis was $nil for the second quarter of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share on a diluted basis was $0.03 for the second quarter of 2009 compared to $0.04 per share for the same period of 2008. The decrease of the net income per share on a diluted basis for the second quarter of 2009 as compared to the same period of 2008 mainly reflected lower government grants and subsidies, and after-tax income from discontinued operations together with an increase of interest expense during the second quarter of 2009 as described above.

For the Six-month Period Ended June 30, 2009

During the first six-month period of 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted average number of shares on a diluted basis was 67,473,305 and 68,531,398 for the first six-month period of 2009 and 2008 respectively.

Net Income per share from continuing operations on a diluted basis was $0.05 for the first six-month period of 2009 as compared to $0.07 for the same period of 2008.

Net Income per share from discontinued operations on a diluted basis was $nil for the first six-month period of 2009 as compared to $0.00 for the same period of 2008.

Net Income per share on a diluted basis was $0.05 for the first six-month period of 2009 compared to $0.07 per share for the same period of 2008. The decrease of the net income per share on a diluted basis for the first six-month period of 2009 as compared to the same period of 2008 mainly reflected lower government grant and subsidies, tax credit and after-tax income from discontinued operations together with the impact of an increase of interest expense during the first six-month period of 2009 as described above.

Liquidity and Capital Resources

As of June 30, 2009, Dragon Pharma had current liabilities of $84.04 million and current assets of $47.43 million, including cash of $2.80 million, restricted cash of $1.47 million and accounts receivables of $13.91 million. The deficiency in working capital was mainly due to the use of short-term loans to finance the increase in working capital requirements as the business grows.

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

As of June 30, 2009, the Company had current liabilities of $84.05 million as follows:

Accounts Payable	$16.85 million
Other Payables and Accrued Expenses	$28.88million
Loans Payable - Short Term	$36.83 million
Note Payable	$1.47 million
Due to related companies	$0.02 million

Total Current Liabilities	$84.05 million

As of June 30,2009, the Company had outstanding short-term loans (less than one year term) totaling $36.83 million. The Company believes that it will be successful in renegotiating loans based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At June 30, 2009, the Company had long-term loan payable of $5.26 million. During the quarter ended June 30, 2009, the Company financed its operations and increased production level at its Penicillin and Cephalosporin Divisions through operating revenues, accounts payables and short-term loans. The Company intends to seek additional funding through equity financing to improve its financial position.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4.

Controls and Procedures

Not applicable

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter ended June 30, 2009,  that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

On June 21, 2009, the Company held its Annual Shareholders Meeting in Hong Kong, China.  There were 50,209,377 shares equaling 74.87% of the outstanding shares represented at this meeting. The shareholders re-elected the following eight persons, who currently serve on the Company’s Board, to serve as members of the Board of Directors for the Company: Mr. Yanlin Han, Mr. Zhanguo Weng, Ms. Xuemei Liu, Dr. Alexander Wick, Ph.D., Dr. Yiu Kwong Sun, M.D., Mr. Peter Mak, Dr. Heinz Frey and Dr. Jin Li.

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: August 14, 2009	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: August 14, 2009	Garry Wong
Chief Financial Officer

EXHIBIT 31.1

Section 302 Certification of Principal Executive Officer

I, Yanlin Han, certify that:

1. I have reviewed this Form 10-Q for the quarterly period ended June 30, 2009 of Dragon Pharmaceutical Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2009	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

EXHIBIT 31.2

Section 302 Certification of Principal Financial Officer

I, Garry Wong, certify that:

1. I have reviewed this Form 10-Q for the quarterly period ended June 30, 2009 of Dragon Pharmaceutical Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2009	/s/ Garry Wong
Garry Wong
Chief Financial Officer

EXHIBIT 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30,2009 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : August 14, 2009	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : August 14,2009	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer