Form 10-Q
period 2009-09-30
DRAGON PHARMACEUTICAL INC
filed 2009-11-16
CIK 1075206

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value - 67,066,418 shares as of November 13, 2009.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	4-11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	13-17

PART I

ITEM 1.

FINANCIAL STATEMENTS (See F-1 to F-21)

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	September 30, 2009	December 31, 2008

CURRENT ASSETS
Cash	20	4,481	2,011
Restricted cash	10,20	2,194	2,923
Accounts receivable, net of allowances	2	16,983	10,499
Inventories, net	3	17,980	25,760
Prepaid expenses		5,106	5,738
Due from related parties	18	871	1,139
Deferred income taxassets	17	23	176
Total Current Assets		47,638	48,246

PROPERTY AND EQUIPMENT, NET	4,9	114,230	94,565
OTHER ASSETS
Intangible assets, net	5	5,322	1,503
Investments –cost		15	15
Other assets	6	-	3,751
Deferred income taxassets	17	300	295
Total Other Assets		5,637	5,564
TOTAL ASSETS		167,505	148,375

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		17,816	17,142
Other payables and accrued liabilities	8	38,177	26,280
Loans payable – short-term	9	25,736	20,870
Notes payable	10	2,194	5,836
Due to related parties	18	111	66
Total Current Liabilities		84,034	70,194

LONG-TERM LIABILITIES
Loans payable – long-term	9	20,036	20,571
Deferred credit	11	362	394
Total Long-Term Liabilities		20,398	20,965
TOTAL LIABILITIES		104,432	91,159

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding 2009: 67,066,418; 2008: 67,066,418		67	67
Additional paid-in capital		49,149	49,105
Retained earnings/ (Deficit)		1,106	(4,588)
Reserves	16	4,653	4,653
Accumulated other comprehensive income		8,098	7,979
Total Stockholders’ Equity		63,073	57,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		167,505	148,375

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Per Share Data

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SALES	12	41,497	35,482	118,601	115,498
COST OF SALES		35,018	30,261	98,864	96,382
GROSS PROFIT		6,479	5,221	19,737	19,116

OPERATING EXPENSES
Selling expense		796	982	2,971	3,101
General and administrative expenses		1,652	3,053	4,797	6,714
Research and development expenses		24	17	233	961
Depreciation and amortization		535	262	1,265	697
Total Operating Expenses		3,007	4,314	9,266	11,473

INCOME FROM OPERATIONS		3,472	907	10,471	7,643
OTHER INCOME/ (EXPENSE)
Interest expense		(1,070)	(941)	(3,134)	(2,642)
Other income	11,13	575	260	621	1,010
Other expenses		(49)	(102)	(167)	(139)
Total other expenses		(544)	(783)	(2,680)	(1,771)

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES		2,928	124	7,791	5,872

INCOMETAX (EXPENSE)/RECOVERY	17	(732)	574	(2,097)	(667)

INCOME FROM CONTINUING OPERATIONS		2,196	698	5,694	5,205
INCOME FROM DISCONTINUED OPERATIONS	7	-	358	-	734
NET INCOME		2,196	1,056	5,694	5,939
OTHER COMPREHENSIVE INCOME
Foreign currency translation		61	108	119	3,270
COMPREHENSIVE INCOME		2,257	1,164	5,813	9,209

Earnings per share - basic	14
- from continuing operations		0.03	0.01	0.08	0.08
- from discontinued operations		0.00	0.01	0.00	0.01
- net income		0.03	0.02	0.08	0.09

Earnings per share - diluted	14
- from continuing operations		0.03	0.01	0.08	0.08
- from discontinued operations		0.00	0.01	0.00	0.01
- net income		0.03	0.02	0.08	0.09

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
Expressed in Thousands of US Dollars ($'000) Except Share Data

	Common Stock		Additional Paid-In	Retained earnings/		Accumulated other comprehensive
	Shares	Amount	Capital	(Deficit)	Reserves	income	Total

Balance, December 31, 2008	67,066,418	67	49,105	(4,588)	4,653	7,979	57,216
Other comprehensive income
- foreign currency translation						119	119
Stock-based compensation			44				44
Net income for the period				5,694			5,694
Balance, September 30, 2009	67,066,418	67	49,149	1,106	4,653	$8,098	63,073

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
Expressed in Thousands of US Dollars ($ '000)

	2009	2008

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	5,694	5,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,939	5,632
Stock-based compensation expense	44	127
Accreted interest on long term payable	-	56
Gain on disposal of assets	(54)	(106)
Deferred income tax expense	149	244
Deferred credit	(11)	-
Changes in operating assets and liabilities
Accounts receivable	(6,868)	(842)
Inventories	7,836	(1,742)
Prepaid expenses	647	(3,518)
Accounts payable	633	5,812
Notes payable	(3,654)	5,715
Restricted cash	738	(2,858)
Amount due from related parties	312	(250)
Other payables and accrued liabilities	1,500	(179)
Cash provided by continuing operations	14,905	13,296
Cash provided by discontinued operations	-	591
Net Cash provided by Operating Activities	14,905	13,887

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	(21,523)	(20,529)
Purchase of intangible assests	(1,929)	-
Government grants received in advance	95	-
Land deposit received in advance	1,900	4,714
Deposit for land and construction	-	(938)
Recovery of land deposit	-	1,143
Cash used in continuing operations	(21,457)	(15,610)
Cash provided by discontinued operations	-	1,678
Net Cash used in Investing Activities	(21,457)	(13,932)

CASH FLOWS FROM (USED IN) FINANCINGACTIVITIES:
Repayment of long-term accounts payable	-	(1,444)
Repayment of non-interest bearing demand loans	(829)	(2,930)
Proceeds from non-interest bearing demand loans	5,643	21
Proceeds from loans payable	14,176	15,452
Repayment of loans	(9,950)	(15,117)
Proceeds from exercise of stock options	-	167
Net Cash provided by (used in) Financing Activities	9,040	(3,851)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	318

NET INCREASE (DECREASE) IN CASH	2,470	(3,578)
CASH AT BEGINNING OF THE PERIOD	2,011	4,736

CASH AT END OF THE PERIOD	4,481	1,158

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Acquisition of property, plant and equipment through transferred utilization of deposits (Note 6)	3,751	-

The accompanying notes are an integral part of these consolidated financial statements.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of presentation and accounting policies

The unaudited interim consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. They include the accounts of Dragon Pharmaceutical Inc., which is incorporated under the laws of the State of Florida, United States, and its wholly-owned or controlled subsidiaries (collectively, the Company). Certain information and footnote disclosures required by United States generally accepted accounting principles for complete annual financial statements have been omitted and, therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these consolidated financial statements reflect all adjustments, of a normal recurring nature, necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of those for a full fiscal year.

The accompanying unaudited interim consolidated financial statements contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $36.4 million as at September 30, 2009. However, the Company has developed and is implementing a plan to decrease its debt and increase its working capital which will allow the Company to continue operations as discussed below.

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

(B) Recent Accounting Pronouncements

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009 and will be effective for the Company beginning in the first quarter of fiscal 2010. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of these staff position did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Other than the manner in which new accounting guidance is referenced, the adoption of the ASC did not have impact on the Company’s results of operations, financial position or notes to the condensed consolidated financial statements.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 1, 2009 and November 13, 2009, the date the financial statements were available to be issued.

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

SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•

Level one – Quoted market prices in active markets for identical assets or liabilities;

•

Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•

Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, investments, amounts due to related parties and short-term loans and other payables approximates their fair value, due to the short-term nature of these instruments.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

As of September 30, 2009, the Company’s financial instruments measured at fair value on a recurring basis included long-term loans payable.  They are considered as level three financial instruments because they are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates.

There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended September 30, 2009.

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

NOTE 2

ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	($‘000)	($‘000)
Trade receivables	15,817	9,957
Other receivables	1,327	1,316
Less: allowance for doubtful accounts	(161)	(774)

Accounts receivable, net	16,983	10,499

For the three months ended September 30, 2009 and 2008, the Company recorded a recovery of $5,000 and $9,000 for doubtful accounts in the Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded a provision for doubtful accounts of $67,000 and $21,000 in the Consolidated Statements of Operations, respectively.

During the three and nine months ended September 30, 2009, the Company wrote off $681,000 from both accounts receivable and allowance for doubtful accounts.

NOTE 3

INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	($‘000)	($‘000)
Raw materials	6,484	8,375
Work-in-progress	6,631	8,049
Finished goods	4,958	9,927
	18,073	26,351
Less: provision	(93)	(591)
	17,980	25,760

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

As at September 30, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $93,000 and $299,000 in the Consolidated Statements of Operations and Comprehensive Income, respectively. As at June 30, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $341,000 and $289,000 in the Consolidated Statements of Operations, respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at September 30, 2009 and December 31, 2008:

	September 30, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	95,132	30,357	64,775
Land use rights and buildings	25,949	1,820	24,129
Motor vehicles	947	339	608
Furniture and office equipment	3,875	2,589	1,286
Construction in progress	23,432	-	23,432
	149,335	35,105	114,230

	December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	85,848	23,454	62,394
Land use rights and buildings	19,718	1,490	18,228
Motor vehicles	860	330	530
Furniture and office equipment	3,470	2,154	1,316
Construction in progress	12,097	-	12,097
	121,993	27,428	94,565

Depreciation expense for the three months ended September 30, 2009 and 2008 was $ 2,745,000 and $1,940,000 respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $ 7,683,000 and $5,516 ,000 respectively. Equipment with a net book value of $26 million is pledged as collateral for $11.4 million in loans payable (Note 9).

NOTE 5

INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	($'000)	($'000)
Product licenses and permits	2,735	1,707
Production technology	3,029	-
Less: accumulated amortization	(442)	(204)
	5,322	1,503

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

During the nine months ended September 30, 2009, the Company acquired licenses and permits for nine formulation products from an unrelated third party for a total amount of $1,023,000 (RMB7 million), and production technology for clavulanic acid and 7ACA from unrelated third parties for a total amount of $3,029,000. The balance will be amortized on a straight-line basis over a period of ten years.

Amortization expense for the three months ended September 30, 2009 and 2008 was $162,000 and $41,000 respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $256,000 and $116,000 respectively.

NOTE 6

OTHER ASSETS

	September 30, 2009	December 31, 2008
	($'000)	($'000)

Deposit for land and constructions costs	-	3,751

During 2008 and 2007, the Company was actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid $3,751,000 refundable deposits to the land bureau and various contractors for possible land and construction costs. During the nine months ended September 30, 2009, the Company signed an agreement with a third party to acquire a formulation facility which the Company has been leasing since 2008, for a total amount of $8,023,000 (RMB54 million) with $4,272,000 in cash and a transfer of $3,751,000 refundable deposit mentioned above.

NOTE 7

DISCONTINUED OPERATIONS

The Company signed an agreement on November 5, 2007 with a non-affiliated third party to sell the assets of the biotech operation excluding finished goods on hand. According to the agreement, the buyer agreed to pay the Company, before June 2008, a total of US$ 2.14 million (or RMB15.6 million), in exchange for certain fixed assets and certain net working capital as at October 31, 2007 of the biotech business.  The loss on disposal of biotech division recognized in 2007 was as follows:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation of the biotech division is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	($'000)	($'000)	($'000)	($'000)

Net sales	-	778	-	1,744
Cost of sales	-	146	-	559
Gross profit	-	632	-	1,185
Operating and other expenses	-	(154)	-	(206)
Income before taxes	-	478	-	979
Income tax expense	-	(120)	-	(245)
Profit from discontinued operation	-	358	-	734

NOTE 8

OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009	December 31, 2008
	($'000)	($'000)
Long-lived assets payable	15,524	11,582
Non-interest bearing demand loans	6,536	1,715
Advance of Government grants *	1,996	1,897
Advance of land reservation	6,727	4,814
Accrued expenses	3,058	2,656
Value added tax payables	1,110	45
Income taxes payable	488	388
Other taxes payable	1,062	1,098
Deposits received from customers	1,676	2,085
	38,177	26,280

* The Company received $95,000 (RMB650,000) during the nine months ended September 30, 2009 and $2,339,000 (RMB16 million) in 2007 of government grants relating to the construction of a water treatment facility. According to an approval of expenditure of the project from the local provincial government in 2008, the Company reclassified $438,000 (RMB3 million) to deferred credit and recognized on a straight-line basis as the assets is depreciated over 10 years (Note 11). Upon receipt of final approval of the completed project, the remaining balance of $1,996,000 (RMB13,650,000) will be reclassified as deferred credit and recognized on a straight-line basis as the asset is depreciated.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 9

LOANS PAYABLE

	September 30, 2009	December 31, 2008
	($'000)	($'000)
RMB89.6 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due on October 1, 2008. RMB77.92 million was repaid in 2008, the remaining balance of RMB11.68 million was repaid in March 2009	-	1,704
RMB65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due September 2009.	-	9,483
RMB3 million loan payable to a bank, interest rate of 6.804% per annum, guaranteed by an unrelated third party, due October 2009 (Note 15(B)) *	439	496
RMB15 million loan payable to an unrelated third party, interest rate of 9.99% and uncollateralized, due November 2009 **	2,194	2,189
RMB5.67million loan payable to a bank, interest rate of 6.696% per annum, collateralized by equipment with a net book value of $3.2 million due December 2009	829	827
RMB52.3 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by equipment with a net book value of $19 million, due December 2009	7,649	7,630
RMB10 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by property and equipment with a net book value of $1.8 million, due January 2010	1,462	-
RMB10 million loan payable to a bank, interest rate of 6.318% per annum, collateralized by property and equipment with a net book value of $1.8 million, due January 2010	1,462	-
RMB20 million loan payable to a bank, interest rate of 5.841% per annum, guaranteed by a related party , due January 2010	2,925	-
RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010	2,925	2,918

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010 ***	2,925	2,918
RMB20 million loan payable to an unrelated third party, interest rate of 7.965% and uncollateralized, due June 2010 ****	2,925	-
RMB36 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,265	5,252
RMB17 million loan payable to a related third party, interest rate of 7.965% and uncollateralized, due July 2011	2,486	-
RMB34 million loan payable to a related third party, interest rate of 7.965% and uncollateralized, due August 2011	4,973	-
RMB50 million loan payable to a bank, interest rate of 7.02% per annum, guaranteed by an unrelated third party, due September 2011 (Note 15(B))	7,313	8,024
	45,772	41,441
Less: current maturities	25,736	20,870
	20,036	20,571

Maturities are as follows:
	Fiscal year ended December 31,
	2009 (remaining of the year)	11,111
	2010	19,889
	2011	14,772
		45,772

* The loan was renewed with the principal amount of $365,000 (RM2.5 million), bearing interest rate of 6.804%. Such loan is due on April 15, 2010.

** The Company has guaranteed the third party to obtain a bank loan of $2,925,000 (RMB20 million) due November 2009, interest on the loan is charged at 9.99%. The third party loaned $2,194,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,194,000 directly to the bank upon maturity (Note 15(B)).

*** The Company has guaranteed the third party to obtain a bank loan of $2,925,000 (RMB20 million) due June 2010. Interest on the loan is charged at 9.828%.  The third party loaned the $2,925,000 to the Company and charged the same interest rate at 9.828%. According to an agreement between the third party and the Company, the Company will pay the loan balance of $2,925,000 directly to the bank upon maturity.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

**** The Company has guaranteed the third party to obtain a bank loan of $2,925,000 (RMB20 million) due June 2010. Interest on the loan is charged at 7.965%.  The third party loaned the $2,925,000 to the Company and charged the same interest rate at 7.965%.

NOTE 10

NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $2,194,000 (RMB15 million) as at September 30, 2009. $735,000 (RMB5 million) were due in October 2009 and $1,459,000 (RMB10 million) will be due in March 2010.  These notes are collateralized by $2,194,000 of bank deposits that may only be used to repay the notes. The Company paid the notes payable of $735,000 with the bank deposits in October 2009.

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

NOTE 11

DEFERRED CREDIT

Deferred credit consisted of the following as of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	($'000)	($'000)
Deferred credit	438	438
Less: accumulated amortization	(76)	(44)
	362	394

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

NOTE 12

SEGMENTS

The Company evaluates segment performance based on gross profit.  All sales by division were to external customers (Note 20). Sales relating to the Cephalosporin Division’s 7-ACA product represented approximately 18.35% and 26.6% of the total sales for the three and nine months ended September 30, 2009 , respectively (25.46% and 32.71 % for the three and nine months ended September 30, 2008). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the three and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)
Expressed in US Dollars

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
Three months ended September 30, 2009
Sales	29,703	11,794	41,497
Gross profit	3,214	3,265	6,479
Depreciation and amortization	2,616	291	2,907
Additions to long-lived assets	16,925	1,949	18,874

Nine months ended September 30, 2009
Sales	79,244	39,357	118,601
Gross profit	9,055	10,682	19,737
Depreciation and amortization	6,697	1,242	7,939
Additions to long-lived assets	26,652	3,519	30,171

As at September 30, 2009
Intangible assets	2,439	2,883	5,322
Total assets allocated to reportable segments including intangible assets	118,800	42,030	160,830
Cash and restricted cash			6,675
Consolidated total assets			167,505

Three months ended September 30, 2008
Sales	25,065	10,417	35,482
Gross profit	3,353	1,868	5,221
Depreciation and amortization	1,508	473	1,981
Additions to long-lived assets	14,846	7,889	22,735

Nine months ended September 30, 2008
Sales	79,903	35,595	115,498
Gross profit	12,234	6,882	19,116
Depreciation and amortization	4,312	1,320	5,632
Additions to long-lived assets	29,101	8,204	37,305

As at December 31, 2008
Intangible assets	1,503	-	1,503
Total assets allocated to reportable segments including intangible assets	108,298	35,143	143,441
Cash and restricted cash			4,934
Consolidated total assets			148,375

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

Geographical segments information is as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	($’000)	($’000)	($’000)	($’000)
Sales
- China	34,391	29,939	95,513	96,278
- India	6,203	4,593	18,724	15,512
- Other	903	950	4,364	3,708
	41,497	35,482	118,601	115,498

	September 30, 2009	December 31, 2008
	($’000)	($’000)
Total assets
- China	167,415	148,208
- Other	90	167
	167,505	148,375

NOTE 13

OTHER INCOME

(A)

Government grants

During the three and nine months ended September 30, 2009, the Company recognized amortization income of $11,000 and $33,000, respectively, of government grants related to the construction of a water treatment facility (for the three and nine months ended September 30, 2008: nil) (Note 11).

During the three months ended September 30, 2009 and 2008, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received non-refundable grants of $526,000 and $42,000 respectively, from the government of China for bringing in investment and new technology to Datong city, Shanxi, Province, China. During the nine months ended September 30, 2009 and 2008, Shanxi Weiqida, received non-refundable grants of $526,000 and $340,000 respectively.

(B)

Subsidies for employee benefit

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to September 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts. $0 was recognized as other income for the three months ended September 30, 2009 and 2008, respectively. $0 and $420,000 was recognized as other income for the nine months ended September 30, 2009 and 2008, respectively.

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

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The computations of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

	(in thousands of US Dollars ($'000), except share and per share data)
Income from continuing operations	2,196	698	5,694	5,205
Income from discontinued operations	-	358	-	734
Net Income	2,196	1,056	5,694	5,939

Weighted average shares used to compute basic EPS	67,066,418	67,033,810	67,066,418	66,801,135
Dilutive effect of stock options	520,291	1,955,702	606,458	1,883,820
Weighted average shares used to compute diluted EPS	67,586,709	68,989,512	67,672,876	68,684,955
Basic EPS
- from continuing operations	0.03	0.01	0.08	0.08
- from discontinued operations	0.00	0.01	0.00	0.01
- net income	0.03	0.02	0.08	0.09
Diluted EPS
- from continuing operations	0.03	0.01	0.08	0.08
- from discontinued operations	0.00	0.01	0.00	0.01
- net income	0.03	0.02	0.08	0.09

For the three months ended September 30, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 7,790,000, respectively, and exclude the anti-dilutive effect of stock options of 5,070,000 and 1,970,000, respectively. For the nine months ended September 30, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 7,790,000, respectively, and exclude the anti-dilutive effect of stock options of 5,070,000 and 1,970,000, respectively.

NOTE 15

COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan.  The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries.  The total provision for such employee benefits was $313,000 and $251,000 for the three months ended September 30, 2009 and 2008, respectively, and $906,000 and $685,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees (Note 9)

The Company has guaranteed a bank loan to a supplier in the amount of $2,194,000 (RMB15 million), due on July 7, 2010.  Interest on the loan is charged at 7.434% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,319,000 (RMB15.86million). The Company provided the guarantee to the supplier to maintain a good business relationship. This supplier has pledged certain property and equipment to the Company as collateral for this guarantee.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The Company has also issued a guarantee to a bank as collateral for loans to a third party vendor of $2,486,000 (RMB17million) due on September 24, 2011 bearing interest rate at 9.072%, and $4,194,000 (RMB28.5 million) due on October 26, 2009 bearing interest rate at 8.715%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,128,000 (RMB48.74 million). This vendor has pledged certain property and equipment to the Company as collateral for this guarantee. The vendor also provided a guarantee to the Company to obtain a bank loan of $439,000 (RMB3.0 million) due October 2009 (Note 9).

The loan of $4,194,000 (RMB28.5 million) due October 2009 was renewed with the principal amount of 3,949,000 (RMB27million) bearing interest rate at 9.072%. This loan is due October 2011.

The Company has issued a guarantee to a bank as collateral for loans to a third party of $8,044,000 (RMB55 million) due February 2010. Interest is charged at 8.19%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan.  The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $8,289,000 (RMB56.7 million). This party provided a guarantee to the Company to obtain a bank loan of $7,313 000 (RMB50 million) due September 2011 (Note 9).

The Company has guaranteed a third party to obtain bank loans of $2,925,000 (RMB20 million) due November 2009, interest on these loans is charged at 9.99%. The third party loaned $2,194,000 (RMB15 million) to the Company and charged the same interest rate at 9.99%. The Company has booked $2,194,000 (RMB15 million) as a liability as at September 30, 2009 (Note 9). The remaining balance of $731,000 (RMB5 million) was used by the third party and the maximum potential amount of future payments (undiscounted) that the Company could be required to make is $738,000 (RMB5.05 million).  This third party has pledged certain property and equipment to the Company as collateral for this guarantee.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $29,250,000 (RMB200 million) to $58,500,000 (RMB400 million). The Company is required to contribute the additional registered capital of $29,250,000 (RMB200 million) by paying cash of $15,503,000 (RMB106 million) and transferring $13,747,000 (RMB94 million) of retained earnings of Shanxi Weiqida within three years from November 20, 2007. For the nine months ended September 30, 2009 and 2008, the Company transferred $0 and $6,104,000 (RMB44 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida, respectively (Note 16(A)). As at September 30, 2009, the Company has capital commitment of $15,503,000 (RMB106 million) to Shanxi Weiqida.

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2009 (for the remaining of the year)	39
2010	154
2011	103
2012	49
345

The rent expense for the three months ended September 30, 2009 and 2008 was $39,000 and $479,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $642,000 and $1,433,000, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

(E)  Other Commitments

Capital expenditure contracted for but not yet incurred at September 30, 2009 is $1.6 million.

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

In order to fulfil Shanxi Weiqida’s additional registered capital requirement, the Company transferred $0 and $6,104,000 of retained earnings of Shanxi Weiqida to registered capital during the nine months ended September 30, 2009 and 2008, respectively  (Note 15 (C)). As at September 30, 2009 and December 31, 2008, Shanxi Weiqida has paid in capital of $36,983,000 (RMB294 million) and $36,983,000 (RMB294 million), respectively.

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

The Company did not grant any options during the nine months ended September 30, 2009.

The following table summarizes stock options information at September 30, 2009:

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.51 - $0.75	7,960,000	0.79	$0.60	7,935,000	0.79	$0.60
$1.18	1,800,000	0.28	$1.18	1,800,000	0.28	$1.18
	9,760,000	0.69	$0.71	9,735,000	0.69	$0.72

The Company recorded stock-based compensation expense of $3,000 and $44,000 for the three and nine months ended September 30, 2009 ($25,000 and $127,000 for the three and nine months ended September 30, 2008) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the nine months ended September 30, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51%; risk-free rate – 4.4%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the nine months ended September 30, 2008 was $0.41 per share. The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at September 30, 2009 and 2008 was $1,156,000 and $1,603,000, respectively.  The estimated fair value of stock options vested during the three months ended September 30, 2009 and 2008 was $0.  The estimated fair value of stock options vested during the nine months ended September 30, 2009 and 2008 was $106,000 and $146,000 respectively. There is approximately $4,000 of unrecognized compensation expense as of September 30, 2009 that is expected to be recognized over the next four months.

NOTE 17

INCOME TAXES

During the nine months ended September 30, 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $450,000 from the government of China. This credit was related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the nine months ended September 30, 2008. According to the new China Enterprise Income Tax Law effective on January 1, 2008, the tax refund for reinvestment is no longer applicable.

During the three months ended September 30, 2009 and 2008, Shanxi Weiqida received tax credits of $0 and $592,000, from Chinese local tax authority for purchasing domestically manufactured equipment. During the nine months ended September 30, 2009 and 2008, Shanxi Weiqida received tax credits of $0 and $592,000, respectively. These credits are treated as a reduction of income taxes expense.

The effective income tax rate for Shanxi Weiqida for the nine months ended September 30, 2009 and 2008 was 24% and 11%, respectively.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	September 30, 2009	December 31, 2008
	($,000)	($,000)
Deferred tax assets
Inventory	23	176
Deferred credit	590	573
Property and equipment	1,772	1,935
Losses carried forward	2,602	2,577
Total deferred tax assets	4,987	5,261
Less: Valuation allowance	(4,664)	(4,790)
Net deferred tax assets	323	471
Less: deferred tax- short term	23	176
Net deferred tax assets	300	295

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 18

RELATED PARTY TRANSACTIONS

The Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $314,000 and $832,000 for the three and nine months ended September 30, 2009, respectively ($692,000 and $1,411,000 for the three and nine months ended September 30, 2008, respectively). The Company also used this party as a contract manufacturer of certain cephalosporin products for which the party charged $0 and $29,000 for the three and nine months ended September 30, 2009 ($0 and $429,000 for the three and nine months ended September 30, 2008). The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	September 30, 2009	December 31, 2008
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	871	1,139
Less: current maturities	871	1,139
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	111	66
Less: current maturities	111	66
	-	-

The balances due from/to related parties bear no interest and are under normal trade repayment terms.

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

Expressed in US Dollars

NOTE 19

 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, investments, amounts due to related parties and short-term loans and other payables approximates their fair value. The fair value of long-term loans payables are estimated using discounted cash flow analysis, based upon the Company’s current borrowing rates, and approximate their carrying value.

NOTE 20

CONCENTRATIONS AND RISKS

82.9% and 80.5% of the Company’s revenues for the three and nine months ended September 30, 2009, respectively (84.4% and 83.4% for the three and nine months ended September 30, 2008, respectively), were derived from customers located in China. During the three and nine months ended September 30, 2009, the Company had sales of $6,203,000 and $18,724,000 respectively to customers in India, representing 14.9% and 15.8% respectively of the Company’s revenues for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, the Company had sales of $4,593,000 and $15,512,000 respectively to customers in India, representing 12.9% and 13.4% respectively, of the Company’s revenues for the three and nine months ended September 30, 2008.

Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 18.9% and 22% of the Company’s sales for the three months ended September 30, 2009 and 2008, respectively, and 13.3% and 11.84% of the Company’s sales for the nine months ended September 30, 2009 and 2008, respectively. Amounts owing from one customer represented 12.6% of the Company’s trade and other receivables at September 30, 2009.

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 9.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income.  As at September 30, 2009, approximately US$6,593,000 of the cash and restricted cash (December 31, 2008:  US$4,819,000) were held in Renminbi.

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

The following discusses the Company’s financial condition and results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 based upon the Company’s unaudited interim consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other financial information included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

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

The Cephalosporin Division operates the production and sales of 7-ACA, crude bulk drugs and formulation drugs.  In addition to 7-ACA, a core intermediate for cephalosporin antibiotics, the Company’s current product offering in the Division also includes crude bulk drugs, such as ceftazidime crude powder, ceftriaxone crude powder, cefuroxime crude powder and cefalotin curde powder, and formulation drugs including  powder for injection for ceftriaxone, cefazolin, cefotaxime, cefoperazone, ceftazidime, cefuroxime, cefonicid and cefminox.

Results of Operations for the Three-month and Nine-month periods Ended September 30, 2009 and 2008

Sales and Gross Margin Analysis

For the Quarter Ended September 30, 2009 and 2008

Sales for the quarter ended September 30, 2009 was $41.50 million, an increase by approximately 17% from $35.48 million for the same period in 2008.  $34.39 million or approximately 83% of the sales were generated from the sales of products in the Chinese market, and the remaining $7.11 million or approximately 17% were generated from the markets outside of China compared to 84% and 16% respectively during the quarter ended September 30, 2008.

For the quarter ended September 30, 2009, $11.79 million or approximately 28% of sales were from the Penicillin Division and $29.70 million or approximately 72% of the sales were from the Cephalosporin Division.  For the same period in 2008, 29% of the sales were from the Penicillin Division and 71% of sales were from the Cephalosporin Division.

The increase in sales for the three-month period ended September 30, 2009 as compared to the same period of prior year was primarily driven by an approximately 15% and 28% year-over-year growth from the Chinese market and international markets outside of China respectively.  In addition, sales from both the Cephalosporin Division and the Penicillin Division increased by 4.64 million or 19% and 1.38 million or 13% year-over-year respectively.  The increase in sales was mainly driven by the increase in the sales of crude bulk drugs of the Cephalosporin division as well as the increase in sales of clavulanic acid and cefalexin products of the Penicillin Division.

Cost of sales for the quarter ended September 30, 2009 was $35.02 million compared to $30.26 million for the same period in 2008.  The increase in the cost of sales was mainly attributed by the increase in sales quantity of products from both the Cephalosporin and Penicillin Divisions.

Overall gross profit for the quarter ended September 30, 2009 increased by 24% to $6.48 million from $5.22 million for the same period in 2008.  The overall gross margin for the quarter ended September 30, 2009 was 16% as compared to 15% for the same period in 2008.  The increase of the overall gross margin was mainly driven by the increased in gross margin of the Clavulanic Acid products which reflected the results of the cost improvement by increasing the production yield.

For the Nine-month Period Ended September 30, 2009 and 2008

Sales for the nine-month period ended September 30, 2009 increased by 3% to $118.60 million from $115.50 million for the same period in 2008.  $95.51 million or approximately 81% of the sales were generated from the sales of products in the Chinese market, and the remaining $23.09 million or approximately 19% were generated from the markets outside of China compared to 83% and 17% respectively during the nine-month period ended September 30, 2008.

For the nine-month period ended September 30, 2009, $39.36 million or 33% of sales were from the Penicillin Division and $79.24 million or approximately 67% of the sales were from the Cephalosporin Division.  For the same period in 2008, 31% of sales were from the Penicillin Division and 69% of sales were from the Cephalosporin Division.

The slight increase in sales for the nine-month period ended September 30, 2009 as compared to the same period of prior year was primarily driven by the increase in sales from the Penicillin Division especially the Clavulanic Acid products.

Cost of sales for the nine-month period ended September 30, 2009 was $98.86 million compared to $96.38 million for the same period in 2008.  The increase in the cost of sales was mainly attributed by the increase in sales quantities from both the Cephalosporin and Penicillin Division.

Overall gross profit for the nine-month period ended September 30, 2009 was $19.74 million, a slight increase from $19.12 million for the same period in 2008.  The overall gross margin for the nine-month period ended September 30, 2009 was 16.64% as compared to 16.55% for the same period in 2008. The slight increase of the overall gross margin mainly reflected the net results of the increase in gross margin of the Penicillin Division contributed by the strong momentum of the Clavulanic Acid products and the decrease in the gross margin of the Cephalosporin Division due to slightly lower profitability and different sales product mix.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business Divisions:  the Penicillin Division and the Cephalosporin Division.

Penicillin Division

For the Quarter Ended September 30, 2009

The Penicillin Division’s sales for the quarter ended September 30, 2009 were $11.79 million representing a 13% increase from $10.42 million for the same period in 2008.  Overall gross margin for the Penicillin Division was 28% for the third quarter of 2009, a significant improvement from 18% gross margin for the same period in 2008.

Clavulanic acid, a core product for the Penicillin division, achieved an overall growth rate of 10% in sales for the third quarter of 2009 as compared to the same period in 2008, resulting primarily from a 18% increase in sales volumes but partially offset by a decrease in the average price due to a change in sales product mix between oral and sterilized products.  Clavulanic acid products continued to show strong momentum in the Chinese market with a 23% year-over-year growth rate. The gross margin for clavulanic acid products further improved to 42% for the third quarter of 2009 as compared to 33% in the same period of 2008 due to the results achieved from improving the production yield which lowered the production cost.  During the third quarter of 2009, the Company started to further upgrade its Clavulanic Acid production facility in order to increase the capacity from its current level of 78 tons to 135 tons. Such an upgrade is expected to be completed by the end of 2009.

For the Nine-month Period Ended September 30, 2009

The Penicillin Division’s sales for the nine-month period ended September 30, 2009 were $39.36 million, representing a 11% increase from $35.59 million for the same period in 2008. Overall gross margin for the Penicillin Division was 27% for the first nine-month period of 2009, a significant improvement from 19% gross margin for the same period in 2008.

Clavulanic acid achieved an overall growth rate of 24% in sales for the first nine-month period of 2009 as compared to the same period in 2008, resulting primarily from a 52% increase in sales volumes but partially offset by a decrease in the average price due to a change in sales product mix between oral and sterilized products.  Sales in the Chinese and international market outside of China increased 19% and 29% respectively year-over-year. The gross margin for clavulanic acid further improved to 43% for the first nine-month period of 2009 as compared to 32% in the same period of 2008 due to the results of the continuing effort to improve the production yield.

Cephalosporin Division

For the Quarter Ended September 30, 2009

Sales for the Cephalosporin Division for the quarter ended September 30, 2009 were $29.70 million, a 19% increase from $25.06 million from the same period in 2008.  The increase in sales was mainly due to the net impact of an increase in sales of downstream crude bulk drugs by 98% year-over-year growth offset partially by 16% lower sales of 7-ACA because of lower market price and sales volume as the Company used more of its production to produce downstream products.

Overall gross margin for the Cephalosporin Division was 11% for the third quarter of 2009 as compared to 13% for the same period in 2008. The decrease of the gross margin reflected the impact of lower selling price for 7-ACA and the change in sales product mix between upstream and downstream products of the Division.

For the Nine-month Period Ended September 30, 2009

Sales for the Cephalosporin Division for the nine-month period ended September 30, 2009 were $79.24 million, a slight decrease from $79.90 million during the same period in 2008.  The slight decrease in sales was mainly due to 57% year-over-year increase in sales in crude bulkdrugs offset by 16% lower sales of 7-ACA due to lower market price and sales volume as the Company used more of its production to produce downstream products.

Overall gross margin for the Cephalosporin Division was 11% for the nine-month period of 2009 as compared to 15% for the same period in 2008. The decrease of the gross margin was mainly due to lower selling price for 7-ACA and the change in sales product mix between upstream and downstream products of the Division.

Operating Expenses

For the Quarter Ended September 30, 2009

Total operating expenses were $3.01 million for the quarter ended September 30, 2009. The major category of operating expenses were general and administration expenses of $1.65 million, and research and development expenses of $0.02 million, selling expense of $0.80 million, and depreciation and amortization expenses of $0.54 million.  Total operating expenses were $4.31 million for the quarter ended September 30, 2008 including general and administration expenses of $3.05 million, selling expense of $0.98 million, research and development expenses of $0.02 million and depreciation and amortization expenses of $0.26 million.

The decrease of $1.31 million in operating expenses for the quarter ended September 30, 2009 as compared to the same period of 2008 can be explained by the fact that approximately $1.03 million included in third quarter of 2008 was related to the scheduled periodic overhaul in 2008.  The Company did not incur the same expense during the third quarter of 2009.

For the Nine-month Period Ended September 30, 2009

Total operating expenses were $9.27 million for the quarter ended September 30, 2009. The major category of operating expenses were general and administration expenses of $4.80 million, and research and development expenses of $0.23 million, selling expense of $2.97 million, and depreciation and amortization expenses of $1.27 million.  Total operating expenses were $11.47 million for the quarter ended September 30, 2008 including general and administration expenses of $6.71 million, selling expense of $3.10 million, research and development expenses of $0.96 million and depreciation and amortization expenses of $0.70 million.

The decrease of $2.21 million in operating expenses for the quarter ended September 30, 2009 as compared to the same period of 2008 mainly reflects the non-existence of the expenses related to the scheduled periodic overhaul this year as well as Company management’s continuing effort to lower the operating expenses.

Income from Operations

For the Quarter Ended September 30, 2009

During the third quarter of 2009, the Company realized $3.47 million income from operations, a 283% increase from $0.91 million for the same period in 2008, which were the results of higher gross profit and lower operating expenses as described above.

For the Nine-month Period Ended September 30, 2009

During the first nine-month period of 2009, the Company realized $10.47 million income from operations, a 37% increase from $7.64 million for the same period in 2008. Such an increase in the income from operations was mainly reflects the results of higher gross profits and the Company management’s continuing effort to lower the operating expenses.

Other Expense

For the Quarter Ended September 30, 2009

During the quarter ended September 30, 2009, the Company incurred a net other expense of $0.54 million.  This amount primarily consisted of $1.07 million of interest expense and other expense of $0.05 which was partly offset by a $0.58 million other income mainly in form of government grant and subsidies.  Total other expenses for the quarter ended September 30, 2008 were $0.78 million. The decrease in the net other expense for the third quarter of 2009 as compared to the same period of 2008 was due to the fact that the Company received $0.50 million more in government grant and subsidies offset partially by an increase of $0.13 million in interest expense.

For the Nine-month Period Ended September 30, 2009

During the nine-month period ended September 30, 2009, the Company incurred a net other expense of $2.68 million.  This amount primarily consisted of $3.13 million of interest expense and other expense of $0.17 million which was partly offset by a $0.62 million other income mainly in form of government grant and subsidies.  Total other expenses for the nine-month period ended September 30, 2008 were $1.77 million. The increase in the net other expense for the nine-month period of 2009 as compared to the same period of 2008 was due to the fact that the Company received $0.20 million less in government grant and subsidies combined with an increase of $0.49 million in interest expense.

Income Tax Expense

For the Quarter Ended September 30, 2009

The Company had $0.73 million income tax expense for the third quarter of 2009 as compared to a recovery of $0.57 million for the same period of 2008. The increase in income tax expense comparatively year-over-year was due to the fact that the Company received a tax credit of $0.59 million for the third quarter of 2008 as compared to $nil during the same period of 2009.

For the Nine-month Period Ended September 30, 2009

The Company had $2.10 million income tax expense for the nine-month period of 2009 as compared to $0.67 million for the same period of 2008. Such an increase in income tax expense was mainly due to the fact that the Company received a tax credit of $1.04 million for the nine-month period of 2008 as compared to $nil during the same period of 2009.

After-tax Income from Continuing Operations

For the Quarter Ended September 30, 2009

The Company realized an after-tax income from continuing operations of $2.20 million for the quarter ended September 30, 2009, an increase of 214% from $0.70 million for the same period of 2008. The increase of $1.50 million after-tax income from continuing operations during the quarter ended September 30, 2009 as compared to the same period of 2008, was mainly due to the net impact of higher overall gross profit and lower of operating expenses as described above.

For the Nine-month Period Ended September 30, 2009

The Company realized an after-tax income from continuing operations of $5.69 million for the nine-month period ended September 30, 2009 as compared to $5.21 million for the same period of 2008. The increase of $0.49 million after-tax income from continuing operations during the nine-month period ended September 30, 2009 as compared to the same period of 2008 was mainly due to the net impact of higher overall gross profit and lower of operating expenses as described above.

After-tax Income from Discontinued Operations

For the Quarter Ended September 30, 2009

The Company realized an after-tax income from discontinued operations of $nil million for the quarter ended September 30, 2009 as compared to an after-tax income from discontinued operations of $0.36 million for the same period of 2008.

For the Nine-month Period Ended September 30, 2009

The Company realized an after-tax income from discontinued operations of $nil million for the nine-month period ended September 30, 2009 as compared to an after-tax income from discontinued operations of $0.73 million for the same period of 2008.

Net Income

For the Quarter Ended September 30, 2009

For the quarter ended September 30, 2009, the Company had a net income of $2.20 million compared to $1.06 million for the same period in 2008, an increase of 107% year-over-year. However, year-over-year comparison needs to take into consideration that net income for the third quarter of 2008 benefited from $0.04 million government grant and subsidies, $0.59 million tax credit and $0.36 million after-tax income from discontinued operation. Therefore, net income for the third quarter of 2009 compared to the same period of 2008 was impacted by the lowering of such tax credit by $0.59 million and after-tax income from discontinued operations by $0.36 million offset partially by an increase of government grant and subsidies by $0.50 million.

For the Nine-month Period Ended September 30, 2009

For the nine-month period ended September 30, 2009, the Company had a net income of $5.69 million compared to $5.94 million for the same period in 2008. However, year-over-year comparison needs to take into consideration that net income for the nine-month period of 2008 benefited from $0.76 million government grant and subsidies, $1.04 million tax credit and $0.73 million after-tax income from discontinued operation. The slight decrease in the net income for the nine-month period of 2009 compared to the same period of 2008 was significantly impacted by the lowering of such government grant and subsidies by $0.20 million, tax credit by $1.04 million and after-tax income from discontinued operations by $0.73 million together with the impact of an increase of interest expense by $0.49 million.

Comprehensive Income

For the Quarter Ended September 30, 2009

Including a gain on foreign currency translation of $0.01 million, the Company had a comprehensive income of $2.26 million for the third quarter of 2009, compared to a comprehensive income of $1.16 million for the same period of 2008. However, year-over-year comparison needs to take into consideration that the comprehensive incomefor the third quarter 2008 benefited from a $0.11 million gain on foreign currency translation.  Foreign currency translation gain reflects the appreciation of the Chinese Renminbi (RMB) relative to the United States Dollar results from the translation of the financial statements expressed in RMB to United States Dollar.

For the Nine-month Period Ended September 30, 2009

Including a gain on foreign currency translation of $0.12 million, the Company had a comprehensive income of $5.81 million for the first nine months of 2009, compared to a comprehensive income of $9.21 million for the same period of 2008. However, year-over-year comparison needs to take into consideration that the comprehensive income for the third quarter 2008 benefited from a $3.27 million gain on foreign currency translation.  Foreign currency translation gain reflects the appreciation of the Chinese Renminbi (RMB) relative to the United States Dollar results from the translation of the financial statements expressed in RMB to United States Dollar.

Net Income per Share – Basic

For the Quarter Ended September 30, 2009

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,066,418 and 67,033,810 for the third quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations was $0.03 for the third quarter of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share from discontinued operations was $nil for the third quarter of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share was $0.03 for the third quarter of 2009 as compared to a net income of $0.02 per share for the same period of 2008. The increase of the net income per share for the third quarter of 2009 as compared to the same period of 2008 mainly reflected the increase in profitability and lower operating expenses during the third quarter of 2009 as described above.

For the Nine-month Period Ended September 30, 2009

Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted average number of shares outstanding was 67,066,418 and 66,801,135 for the first nine-month period of 2009 and 2008 respectively.

Net Income per share from continuing operations was $0.08 for the first nine-month period of 2009 as compared to $0.08 for the same period of 2008.

Net Income per share from discontinued operations was $nil for the first nine-month period of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share was $0.08 for the nine-month period of 2009 as compared to a net income of $0.09 per share for the same period of 2008. The decrease of the net income per share for the nine-month period of 2009 as compared to the same period of 2008 mainly reflected lower government grant subsidies, tax credit and after-tax income from discontinued operations together with the impact of an increase of interest expense during the first nine-month period of 2009 as described above.

Net Income per Share – Diluted

For the Quarter Ended September 30, 2009

During the third quarter of 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted average number of shares on a diluted basis was 67,586,709 and 68,989,512 for the third quarter of 2009 and 2008 respectively.

Net Income per share from continuing operations on a diluted basis was $0.03 for the third quarter of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share from discontinued operations on a diluted basis was $nil for the third quarter of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share on a diluted basis was $0.03 for the third quarter of 2009 compared to $0.02 per share for the same period of 2008. The increase of the net income per share on a diluted for the third quarter of 2009 as compared to the same period of 2008 mainly reflected the increase in profitability and lower operating expenses during the third quarter of 2009 as described above.

For the Nine-month Period Ended September 30, 2009

During the first nine-month period of 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted average number of shares on a diluted basis was 67,672,876 and 68,684,955 for the first nine-month period of 2009 and 2008 respectively.

Net Income per share from continuing operations on a diluted basis was $0.08 for the nine-month period of 2009 as compared to $0.08 for the same period of 2008.

Net Income per share from discontinued operations on a diluted basis was $nil for the nine-month period of 2009 as compared to $0.01 for the same period of 2008.

Net Income per share on a diluted basis was $0.08 for the first nine-month period of 2009 compared to $0.09 per share for the same period of 2008. The decrease of the net income per share on a diluted basis for the first nine-month period of 2009 as compared to the same period of 2008 mainly reflected lower government grant and subsidies, tax credit and after-tax income from discontinued operations together with the impact of an increase of interest expense during the first nine-month period of 2009 as described above.

Liquidity and Capital Resources

As of September 30, 2009, Dragon Pharma had current liabilities of $84.03 million and current assets of $47.64 million, including cash of $4.48 million, restricted cash of $2.19 million and accounts receivables of $16.98 million. The deficiency in working capital was mainly due to the use of short-term loans to finance the increase in working capital requirements as the business grows.

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

As of September 30, 2009, the Company had current liabilities of $84.03 million as follows:

Accounts Payable	$17.82 million
Other Payables and Accrued Expenses	$38.17 million
Loans Payable - Short Term	$25.74 million
Note Payable	$2.19 million
Due to related companies	$0.11 million

Total Current Liabilities	$84.03 million

As of September 30, 2009, the Company had outstanding short-term loans (less than one year term) totaling $25.74 million. The Company believes that it will be successful in renegotiating loans based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At September 30, 2009, the Company had long-term loan payable of $20.04 million. During the quarter ended September 30, 2009, the Company financed its operations and increased production level at its Penicillin and Cephalosporin Divisions through operating revenues, accounts payables and short-term loans. The Company intends to seek additional funding through equity financing to improve its financial position.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Not applicable since the Company is a smaller reporting company.

Item 4.

Controls and Procedures

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in internal control over financial reporting.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter ended September 30, 2009,  that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

As reported on Form 8-K filed on October 14, 2009, as amended on October 23, 2009, the Company announced effective October 14, 2009, the appointment of Chang Lee LLP (“Chang Lee”) to serve as the Company's independent registered public accounting firm for the year ending December 31, 2009.  Chang Lee replaces the Company's previous independent registered public accountants, Ernst & Young LLP (“E&Y”).

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

DRAGON PHARMACEUTICAL INC.

(Registrant)

Date: November 13, 2009	/s/ Yanlin Han
Yanlin Han
Chief Executive Officer

/s/ Garry Wong
Date: November 13, 2009	Garry Wong
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

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

 Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

Date: November 13, 2009	/s/ Yanlin Han
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

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

 Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

Date: November 13, 2009	/s/ Garry Wong
Garry Wong
Chief Financial Officer

EXHIBIT 32

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF
TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission (the "Form 10-Q") that, to the best of their knowledge:

(1) the Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: : November 13, 2009	___/s/ Yanlin Han __________________ Yanlin Han Chief Executive Officer
Dated: : November 13, 2009	___/s/ Garry Wong _______ Garry Wong Chief Financial Officer