Form 10-K
period 2009-12-31
DRAGON PHARMACEUTICAL INC
filed 2010-03-31
CIK 1075206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-27937

DRAGON PHARMACEUTICAL INC.
(Exact name of registrant as specified in its charter)

Florida	65-0142474
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer”, “Large accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[   ] Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [ X ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [   ] No [ X ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $14,812,877.

As of March 15, 2010, there were 67,066,418 shares of the Company’s common stock, $0.001 par value, outstanding.

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

The Company’s headquarters, located in Vancouver, British Columbia, Canada, accommodates corporate functions such as corporate strategic planning, financial reporting, SEC compliance, corporate finance, risk management and entity-wide internal control oversight, and investor relations. The Company also has an office in Beijing, China, which manages the Company’s marketing and sales for Chinese market and international market outside of China.

The Company currently has three production facilities in Datong, China, including two have been certified GMP (“Good Manufacturing Practice”) production facilities certified by the Chinese State Food and Drug Administration (“SFDA”): one facility producing bulk clavulanic acid, and another facility producing cephalosporin crude & sterilized bulk drugs and formulated powder for injection. The third facility produces bulk 7-ACA, a core intermediate for downstream cephalosporin antibiotics. 7-ACA is an intermediate and no GMP is required for the production facility. The Company currently has 44 formulated drugs approvals and 38 API approvals from the Chinese SFDA.

At the beginning of 2008, the Company has realigned its business segments into two divisions: Penicillin and Cephalosporin. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products. This realignment of business segments is part of the Company’s strategic plan to focus on antibiotic product lines, thereby increasing market share and market position by first integrating product lines from intermediates to API and then, finally, to formulated finished products, and second to developing new pipelines within the Company’s product lines to horizontally leverage current resources for future growth. Formulated drugs under the Cephalosporin division are targeted at the Chinese markets while bulk intermediate and API from both Cephalosporin and Penicillin divisions are sold in both Chinese and selected international markets.

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

From 1998 to 2002, the Company successfully developed the biotech business with the generic version of Erythropoietin (“EPO”), an injectable that stimulates red blood cell development. The Company produced EPO in China and sold to 9 emerging markets including China, India, Brazil, Egypt, Peru, Dominican Republic, Trinidad-Tobago, Ecuador and Kosovo.

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

On June 29, 2006, the Company signed an agreement with an arms-length third party to sell part of its former Pharma division, including all the formulation production facilities located in the Economic Development Zone in Datong, China, 258 drug approvals from the Chinese SFDA, 900 employees and the whole direct sales team to hospitals for the formulation business and related inventories, account receivables and account payables. The total selling price for the assets was $13.32 million. The transaction was completed on July 1, 2006. In addition, the Company also signed a separate agreement, with an amendment on July 28, 2006, to deliver international registration documentation and services on a related product to this arm-length third party. This documentation and services agreement was valued at $1.5 million and was completed in September, 2006.

Subsequent to the sales of part of the Pharma division, Oriental Wave transferred the ownership of Shanxi Weiqida to Allwin Biotrade Inc., another wholly owned subsidiary of the Company.

On November 5, 2007, the Company signed an agreement with a non-affiliated third party to sell certain fixed assets and certain net working capital of the biotech business for US$ 2.14 million (or RMB 15.6 million).

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

Recent Events

On January 22, 2010, the Company announced that in a letter dated January 15, 2010, Mr. Yanlin Han, Chairman and CEO of the Company, has made a non-binding proposal to acquire all of the outstanding shares of the Company for a price of $0.80 per share. Dragon’s common stock quoted on OTCBB and traded on Toronto Stock Exchange closed at $0.60 per share and at CAD $0.63 per share, respectively, on January 22, 2010. Mr. Han is the largest shareholder of the Company owning 37.95% of the total outstanding shares. Mr. Han’s letter indicates that his proposal is conditioned upon satisfactory completion of due diligence, negotiation of definitive transaction documents, receipt of the requisite financing commitments and receipt of necessary board approval.

The Board of Directors of the Company has established a Special Committee of independent directors consisting of Peter Mak, Chairman, and Dr. Jin Li and Dr. Heinz Frey to act on behalf of Dragon Pharma with respect to consideration of the proposal and other strategic alternatives.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Ltd., Datong Investment Inc., a wholly owned subsidiary of Chief Respect Ltd., and Mr. Yanlin Han, the Company's Chairman, Chief Executive Officer and largest shareholder. Chief Respect Ltd. is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share in cash. The transaction is expected to close in the second quarter of 2010 and is subject to certain closing conditions, including approval by Dragon Pharma’s shareholders, meeting certain requirements of the Toronto Stock Exchange, and other closing conditions set forth in the merger agreement. Under Florida law, the adoption of the merger agreement requires the affirmative vote of a majority of the outstanding shares entitled to vote. Under the rules of the Toronto Stock Exchange, the merger agreement must be approved by the holders of a majority of the outstanding shares entitled to vote, excluding the votes of those shares owned by Yanlin Han.

Business Segments

Prior to January 1, 2008, the Company originally operated three key business units consisting of a Chemical division for bulk pharmaceutical API and intermediates such as clavulanic acid and 7-ACA, a Pharma division for formulated drugs with a focus of cephalosporin antibiotics and a Biotech division for “EPO”. However, during the quarter ended September 30, 2007, the Company decided to sell the Biotech division and therefore it has been reclassified as a discontinued operation.

Starting on January 1, 2008, the Company has realigned its business segments into two divisions: Cephalosporin and Penicillin divisions. This realignment better reflects the Company’s business strategy to become a leading vertically integrated manufacturer and distributor of a broad line of high-quality antibiotic products.

Penicillin Division:

The Penicillin division currently operates the production and sales of clavulanic acid, cefalexin and cefadroxil. The Company is the first manufacturer of clavulanic acid in China and currently the market leader in the Chinese market. In addition, as the largest exporter of such product from China, the Company is among the top leading suppliers in other emerging markets such as India. During 2008, the Company expanded the product portfolio to include cefalexin and cefadroxil under the Penicillin division.

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

By being the first producer of clavulanic acid in China, the Company believes it has a competitive advantage over other manufacturers to fulfill demands for clavulanic acid in the Chinese market as well as internationally outside of China. Currently, the Company produces and sells 12 types of clavulanic acid formulated mixed powder in bulk form in the Chinese market as well as 7 other emerging markets including, India, South Korea, Jordan, Indonesia, Pakistan, Egypt & Mexico.

The production for clavulanic acid was started in January 2004 with an initial designed annual production capacity of 30 tons. However, with the increasing demand of such products in the Chinese and other emerging markets together with the Company’s investment in process optimization and technology improvement, as at the end of 2009 fourth quarter, the production capacity increased to 135 tons from 78 tons per annum through the improvement in the fermentation yield.

According to the estimate from Healthoo.com, an industry analyst for the pharmaceutical industry in China, only approximately 10% of amoxicillin sold in the Chinese market was combined with clavulanic acid. The adoption rate is much lower than in the US and European markets due to the fact that population in the emerging markets started to use amoxicillin much later than their counterparts in the US and Europe and therefore, drug resistant cycle in emerging countries is at its initial stage. Comparatively, US and European populations started to take amoxicillin much earlier than populations in the emerging markets, such as China and India, and therefore a majority of amoxicillin sold in US and Europe markets has already been combined with clavulanic acid to fight resistance. It is therefore widely expected that the adoption rate of clavulanic acid with amoxicillin in the emerging markets will eventually catch up to US and European levels as the resistant cycle continues to advance.

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

Cephalosporin Divison:

The Cephalosporion division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs. The Company is not only one of the key producers of 7-ACA in the world with its 780-ton production facility, but also the largest exporter of 7-ACA from China. In addition, the Company is also one of the market leaders in two very important and growing markets: China and India.

Besides 7-ACA, the Company also offers downstream API products including ceftazidime (crude powder), cefuroxime (crude powder & sterilized bulk), ceftrixone (sterilized bulk) and cefalotin. Formulated finished products include 33 dosage forms from 11 different types of cephalosporin powder for injection. The Company plans to continue to increase its 7-ACA production capacity through technological innovation. In addition, the Company will also expand the API and formulated powder for injection offerings in order to take advantage of the Company being one of the key producers of 7-ACA in the world.

Pharmaceutical Intermediate

7-ACA. 7-ACA is made from cephalosporin C and is a core intermediate for over 50 downstream synthesizing cephalosporin antibiotics, the β-lactam antibiotics family. Produced by the fermentation of a filamentous fungus (cephalosporium acremonium now known as acremonium chrysogenum), cephalosporin C in the fermentation broth is isolated from the biomass by filtration. The strongly hydrophilic cephalosporin C is purified by laborious absorption and ion exchange steps. Cephalosporin C can be a free acid or a salt (sodium, potassium or zinc). The conversion of cephalosporin C to 7-ACA has two methods, a chemical process and an enzymatic process. During 2008, the Company had the capability to produce via the enzymatic method in addition to the chemical method which was originally adopted since 2004. However, starting in the beginning of 2009, the Company has already converted all the 7-ACA production lines into the enzymatic method in order to further lower the production cost by eliminating the use of hazardous chemicals. Currently, the Company uses part of the 7-ACA for its own downstream products and sells the remaining to both Chinese market and international market outside of China, especially India. Starting 2009, the Company also included other 7-ACA derivative intermediate such as D-7ACA into its product portfolio.

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

Ceftriaxone. Ceftriaxone is a third-generation cephalosporin antibiotic. Like other third-generation cephalosporins, it has broad spectrum activity against Gram-positive and Gram-negative bacteria. Ceftriaxone is often used for the treatment of community-acquired or mild to moderate health care-associated pneumonia. It is also a choice drug for treatment of bacterial meningitis.

Cefalotin. Cefalotin is a first-generation cephalosporin antibiotic. It was the first cephalosporin marketed and continues to be widely used. Cefalotin will prevent the bacteria from forming an adequate and protective cell wall. This results in instability and subsequent death of the bacteria.

Cephalosporin Formulated Powder for Injection

The Company currently owns drug approval for 12 types of cephalosporin formulated powders for injection (in 44 different dosages) from the Chinese SFDA and has launched 11 types of powders for injection (in 33 different dosages) in the Chinese market, including ceftriaxone, ceftazidime, cefoperazone, cefoperazone-sulbactam, cefuroxime, cefazolin, cefminox, cefonicid, cefoxitin, ceftizoxime, and pantoprazole.

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

During the fourth quarter of 2007, the Company determined that the biotech business was not aligned with the Company’s current core business strategy of focusing on its antibiotics intermediate and downstream formulation portfolio, and consequently, reached an agreement with a non-affiliated third party to sell the assets of the biotech operations. As a result, this biotech operation has been categorized as discontinued. According to the agreement, the buyer agreed to pay the Company a total of US$ 2.14 million (or RMB 15.6 million) in exchange for certain fixed assets and certain net working capital of the biotech business. As a result of the sale, intangible assets of $2.14 million and goodwill of $0.97 million related to the biotech division were written off during the year ended December 31, 2007. These intangible assets and goodwill in the Biotech division were created as a result of the reverse take-over of Dragon Pharmaceutical Inc. by Oriental Wave on January 12, 2005. The write-off of the Biotech division’s intangible assets and goodwill had no cash impact to the Company’s financial results, but created a loss from discontinued operations in 2007. Excluding the impact of the non-cash write-off of the intangible assets and goodwill, the Biotech division would have been profitable for 2007 with an income of $0.18 million before write-off of intangible assets and goodwill.

Products

The following table describes the top five products of the Company in terms of revenue contribution from continuing operations.

Product	Category / Presentation	Treatment	% of 2009 Revenues	% of 2008 Revenues
7-ACA	Pharmaceutical intermediate / Bulk	7-ACA is a core intermediate for cephalosporin antibiotics	23.785	32.67%
Ceftazidime	Crude powder / Bulk	Ceftazidime is used in treating infections of the respiratory tract, the skin, urinary and genital tracts, septicemia, the abdominal cavity, and the central nervous system.	18.10%	9.94%
Cefalexin/Cefadroxil	Sterilized bulk drug/ Bulk	Cephalexin is used in treating urinary tract infections, repiratory tract infections, skin and soft tissue infections. Cefadroxil is for use to treat strep throat, skin and urinaru tract infections.	10.68%	13.00%
Amoxicillin Clavulanic Potassium (5:1)	Sterilized bulk drug / Bulk	Amoxicillin Clavulanic Potassium is used in treating many different types of bacterial infections, such as sinusitis, pneumonia, ear infections, bronchitis, urinary tract infections, and skin infections.	7.11%	6.00%
Ceftriaxone	Crude powder/Bulk	Ceftriaxone is used in treating community-acquired or mild to moderate health care-associated pneumonia, bacterial meningitis, lyme disease, typhoid fever and gonorrhea.	6.83%	7.95%
Total			66.50%	69.56%

Sales and Marketing

Geographical Breakdown

Formulated drugs under the Cephalosporin division are targeted at the Chinese markets while bulk intermediate and API from both Cephalosporin and Penicillin divisions are sold in both Chinese and selected international markets.

	2009		2008
Total Company (Continuing Operations)	$ million	% of Revenues	$ million	% of Revenues
-China	133.64	81%	125.76	83%
-International	32.13	19%	26.19	17%
	165.77	100%	151.95	100%
By Division:
Penicillin Division
-China	35.81	68%	34.85	72%
-International	16.97	32%	13.32	28%
	52.78	100%	48.17	100%

Cephalosporin Division
-China	97.83	87%	90.91	88%
-International	15.16	13%	12.87	12%
	112.99	100%	103.78	100%

81% and 83% of the Company’s revenues for 2009 and 2008, respectively, were derived from the Chinese market while the remaining 19% and 17% for 2009 and 2008, respectively, were from international customers outside of China. The increase in the contribution of the international market in 2009 was mainly because of the growth in Clavulanic Acid products as well as Cephalosporin bulk drugs in the international market outside of China.

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

During 2009 and 2008, sales to the Company’s five largest customers accounted for approximately 46% and 37% of the Company’s sales, respectively; while sales to the Company’s largest customer accounted for approximately 13% and 12% of the Company’s sales, respectively. The Company has historically made its sales through purchase orders and not through long-term contracts.

Pricing Policy

All formulated finished products (such as cephalosporin powder for injection under the Cephalosporin division) are subject to retail price control imposed by the Chinese SFDA. The main objective of such price control policy is to set an upper limit to the retail prices of pharmaceutical products in order to prevent excessive price increases.

All of the Company’s other products such as bulk pharmaceutical intermediate (e.g. 7-ACA) and API products (e.g. Clavulanic Acid, cefalexin, cefadroxil, ceftazidime crude bulk drug, cefuroxime, ceftriaxone sodium and cefalotin) are market priced products and therefore are not subject to any government price control.

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

The Company currently owns three production facilities in Datong, China, including two that have been certified GMP production facilities by the Chinese “SFDA”: one facility producing bulk clavulanic acid and one facility with a capacity of producing cephalosporin crude & sterilized bulk drugs and formulated powder for injection. The third facility produces bulk 7-ACA, a core intermediate for downstream cephalosporin antibiotics. 7-ACA is an intermediate and no GMP is required for the production facility.

The production campus for 7-ACA and clavulanic acid has a total area of approximately 947,200 square feet. This fully integrated production campus also houses the entire production infrastructure, such as the power supply, boiler, steam and chilled water facilities and a water treatment plant. The land use right for this campus expires in August 2053.

In the past, the Company has used contract manufacturers to produce the cephalosporin powder for injection. As the Company’s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company purchased a 84,000 square feet manufacturing facility with a production line for cephalosporin powder for injection. This facility also includes several workshops for other crude sterilized bulk drugs for cephalosporin antibiotics. This allows the Company to ensure enough production volume to meet growing demand of the Company’s products and better control of its manufacturing cost as well as product quality assurance.

The Company’s current 7-ACA and Clavulanic Acid product facilities have reached its maximum capacity. As a result, the Company has acquired a land use right for a piece of land located in the suburban area of Datong city to build the new 7-ACA and Clavulanic Acid production facilities with expanded capacities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities. Regarding the existing 7-ACA and Clavulanic Acid production facilities, the Datong City Government has indicated that it would fully compensate the Company as an incentive to move to the new location by the end of 2010 when the new facilities are expected to be completed. The estimated relocation compensation is $36 million, including fixed assets (cost of land use right, building and fixtures) that cannot be relocated to the new location. The Company does not expect any loss from the relocation. Final agreement is yet to be signed with the government. As at December 31, 2009, the Company received $16,673,000 (RMB114 million) advance of the compensation from the Government.

Competition

For pharmaceutical intermediate and API, world production was traditionally concentrated in Europe, a base for large scale fermentation activities. However, with the growing importance of generic drugs as a result of an increasing number of commonly used drugs being off-patent and global pressure on cutting medical expenses, there is a global trend of shifting the production base from the traditional base in Europe to selected emerging countries, especially China. China has already become a competitive powerhouse in terms of producing certain types of pharmaceutical intermediate and API. For example, 80% of vitamin C, 80% of Penicillin G, 70% of 7-ACA, 30% of Amoxicillin worldwide are currently produced in China.

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

Pharmaceutical Product Manufacturing

Permits and Licenses for Pharmaceutical Manufacturers

A manufacturer of pharmaceutical products must obtain a pharmaceutical manufacturing permit from the provincial food and drug administration. This permit, once obtained, is valid for five years and is renewable upon its expiration. Our current pharmaceutical manufacturing permit will expire on December 31, 2010. Company management does not believe it will be difficult to renew the pharmaceutical manufacturing permit. In addition, before commencing business, a pharmaceutical manufacturer must also obtain a business license from the relevant administration for industry and commerce.

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

Generally, GMP certificates are valid for five years and the management of the Company does not believe it will be difficult for the Company to renew any of our GMP certificates. The following table summarizes the most recent GMP certificates the Company obtained for each of its manufacturing facilities:

	Issue Date	Expiration Date
Clavulanic Acid	January 24, 2006	September 15, 2010
Cefalexin/ Cefadroxil	February 1, 2008	January 31, 2013
Cephalosporin Sterilized Bulk Drug	March 23, 2009	March 22, 2014
Cephalosporin Powder for Injection	August 3, 2007	August 2, 2012

Price control

The retail prices of certain pharmaceuticals sold in China, primarily those included in the national and provincial Medical Insurance Catalog and those pharmaceuticals whose production or trading are deemed to constitute monopolies, are subject to price controls in the form of fixed prices or price ceilings. Manufacturers and distributors cannot set the actual retail price for any given price-controlled product above the price ceiling or deviate from the fixed price imposed by the government. The prices of medicines that are not subject to price controls are determined freely at the discretion of the respective pharmaceutical companies, subject to notification to the provincial pricing authorities. Sales of pharmaceutical products by pharmaceutical manufacturers in China to overseas markets are not subject to any price control.

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

Currently, 32 out of 33 types of the Company’s cephalosporin powder for injections launched in the Chinese market are included in the national Medical Insurance Catalog, which means the end consumers will be eligible for reimbursement as described above.

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

Research and Development

As a pharmaceutical manufacturer, Company’s research and development activities mainly focus on the improvement of product quality, production technology and production cost. In order to fulfill those objectives, the research and development department utilizes both internal and external resources, such as cooperation with universities and other research laboratories. For example, by the end of 2009, the Company has successfully converted all the 7-ACA production lines into the enzymatic method from the traditional chemical method in order to further lower the production cost by eliminating the use of hazardous chemicals. Furthermore, since 2007, the Company’s subsidiary has been selected to work exclusively with the research team from the East China University of Science and Technology on a PRC government subsidized national-level R&D research project to increase the fermentation yield of the Company’s 7-ACA production to the same level as seen in Europe. In addition, with the Company’s investment in process optimization and technology improvement, as at the end of 2009 fourth quarter, the production capacity was reached 135 tons per annum through the improvement in the fermentation yield.

Total expenditures on research and development for the years ended December 31, 2009 and 2008 were $240,000 and $1,277,124, respectively.

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

Employees

As of December 31, 2009, the Company had 8 employees in North America and approximately 2,398 employees in China. Employees in China are union members under the Chinese law and there have been no labor disputes.

ITEM 1A	RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. Before you invest, you should carefully consider the risks described below. If any of the following risks occur, the Company’s financial condition or results of operations could be materially affected.

Our Chairman and Chief Executive Officer Has Offered to Acquire All Outstanding Shares Subject to Conditions.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Ltd., Datong Investment Inc., a wholly owned subsidiary of Chief Respect Ltd., and Mr. Yanlin Han, the Company's Chairman, Chief Executive Officer and largest shareholder. Chief Respect Ltd. is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share in cash. The transaction is expected to close in the second quarter of 2010 and is subject to certain closing conditions, including approval by Dragon Pharma’s shareholders, meeting certain requirements of the Toronto Stock Exchange, and other closing conditions set forth in the merger agreement. Under Florida law, the adoption of the merger agreement requires the affirmative vote of a majority of the outstanding shares entitled to vote. Under the rules of the Toronto Stock Exchange, the merger agreement must be approved by the holders of a majority of the outstanding shares entitled to vote, excluding the votes of those shares owned by Yanlin Han.

Certain Officers And Directors Have Significant Control.

Messrs. Han and Weng and Ms. Liu, who are officers and/or Directors of the Company, own, in the aggregate, 58.05% of the Company’s issued and outstanding shares of common stock. As a result, these shareholders will be able to control certain corporate governance matters requiring shareholders’ approval. Such matters may include the approval of significant corporate transactions requiring a majority vote without seeking other shareholders’ approval. They will also have the ability to control other matters requiring shareholders’ approval including the election of directors that could result in the entrenchment of management.

Company Has A Negative Working Capital And It Must Restructure The Short-Term Loans.

As of December 31, 2009, the Company had current liabilities of $109.37 million and current assets of $55.92 million, including cash and restricted cash of $7.97 million and accounts receivable of $24.05 million. The excess of current liabilities over current assets was mainly due to the fact that the Company financed its operations and increased sales and production level for both Cephalosporin and Penicillin divisions through operating revenues, accounts payable and short-term loans. As a result, the Company must, during the upcoming twelve months, negotiate with its banks to restructure or renew its loans. Assuming that the Company is successful in renegotiating its loans and that vendors continue to work with the Company regarding accounts payable, the Company believes that it will be able to fund its operations from product sales for the near future. However, there is no assurance that the Company will be able to renegotiate and extend its loans. If the Company’s banks do not extend its loan or if they are extended on unfavorable terms, the Company may be adversely affected.

We Will Have To Raise Additional Capital To Move And Rebuild Our Facilities.

Our current 7-ACA and Clavulanic Acid product facilities have reached its maximum capacity. As a result, we have acquired a piece of land to build two new production facilities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities of which we anticipate that the Government of the City of Datong would pay approximately $36 million for the relocation. In order to build the facilities, we will have to raise additional capital which may have a financial dilutive and an ownership dilutive effect.

Company Relies Heavily On A Limited Number Of Clients.

Sales to the Company’s five largest customers accounted for approximately 46% and 37% of the Company’s sales for the year ended December 31, 2009 and 2008, respectively; while sales to the Company’s largest customer accounted for approximately 13% and 12%, respectively. Although the Company does not anticipate that there will be a material change in these customer relationships, a change in demand for these products due to world competition, market forces or other factors outside of the control of clients, could adversely affect its sales and net income.

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

The Company Is Dependent Upon The Services Of Its CEO And Chairman, Mr. Yanlin Han.

Mr. Yanlin Han is the Company’s largest shareholder and serves as its CEO and Chairman of the Board. As a result, the Company’s operation is dependent on Mr. Han who has been the driving force behind the Company. If something happens to Mr. Han, this could divert management’s time and attention and adversely affect the management’s ability to conduct the business operations effectively.

Company Relies Heavily On The China Market And Changes In The Market Could Harm Its Business.

During 2009 and 2008, 81% and 83% of Company’s sales, respectively, were derived from China. It is anticipated that Company’s products in China will continue to represent a significant portion of sales in the near future. As a result of its reliance on the China market, the operating results and financial performance of Company could be affected by any adverse changes in economic, political and social conditions in China. In addition, the Company will be subject to varying degrees of regulation and licensing by governmental agencies in China. At this time, the management of the Company is unaware of any China legislative proposals that could adversely affect the Company’s business. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on Company, that regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on Shanxi Weiqida or the Company’s operations.

Certain Products Are Subject To Price Controls And If The Related Manufacturing Costs Increase, The Company’s Potential Profits May Be Harmed.

In July 2000, in an effort to enhance market competition in the pharmaceutical industry and to reduce medical expenses, the former State Development and Planning Commission of the People’s Republic of China promulgated a new policy to reform the price control of pharmaceutical products in China. For details, please refer to the Regulation section. All powder for injection products from the Company’s Cephalosporin division are subject to retail price control imposed by the government administration authorities, which accounted for approximately 26% of 2009 and 2008. If manufacturing costs increase for these products that are subject to price ceilings, and the retail price for those products is not adjusted upwards, the Company’s profitability will be adversely affected.

We Are Required To Maintain Compliance With GMP Standards.

All pharmaceutical manufacturers in China, including Shanxi Weiqida, a subsidiary of Company, are required to comply with certain Good Manufacturing Practice, or GMP, standards by certain time limits and, if not met, their pharmaceutical manufacturing enterprise permits will be revoked or they will not be renewed and accordingly production will have to be terminated. A GMP certificate is valid for five years from the issuance date of the certificate.

Further, Shanxi Weiqida has been accredited with all GMP certificates it requires for its production facilities. The standard of compliance required in connection with GMP certificates may change from time to time, which may give rise to substantial compliance burdens and increase Shanxi Weiqida’s costs in the future. If the recertification of any required GMP-related status is not granted, the relevant operations of Shanxi Weiqida may have to be terminated which in turn would have an adverse impact on the Company’s profitability.

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

Company Does Not Have Patent Protection And Is Subject To Substantial Competition.

Company competes in the generic drug segment of the pharmaceutical industry and has no patent protection for any of its products. Many pharmaceutical companies compete in the same market segment with similar products or products having comparable medicinal applications or therapeutic effects which may be used as direct substitutes for Company’s products. Further, many of these competitors are larger and have greater resources and market presence than Company. Larger competitors may, as a result of economies of scale, be able to afford to sell competing products at lower prices than Company. This will have an adverse effect on Company’s profitability. As a result of the lack of patent protection, competitors with potential substitutes could launch similar products in the market with their prices analogous to or lower than those manufactured and sold by Company. Further, the lack of patent protection could also attract an even greater number of competitors who believe they can develop products that are substantially similar to those of Company at a lower cost.

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

The Company’s corporate administrative office is located at Suite 310, 650 West Georgia Street, Vancouver, British Columbia, Canada covering 2,222 square feet for approximately Cdn $81,000 ($71,000) per annum until March 31, 2011. The Company also has an office in Beijing, China, which manages the Company’s marketing and sales for Chinese and international market outside of China.

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

In the past, the Company has used contract manufacturers to produce the cephalosporin powder for injection. As the Company’s sales volume and market share for its formulation products continue to increase in the Chinese market, the Company purchased a 84,000 square feet manufacturing facility with a production line for cephalosporin powder for injection. This facility also includes several workshops for other crude sterilized bulk drugs for cephalosporin antibiotics. This allows the Company to ensure enough production volume to meet a growing demand of the Company’s products, better control of manufacturing cost, as well as facilitate product quality.

The Company’s current 7-ACA and Clavulanic Acid product facilities have reached its maximum capacity. As a result, the Company has acquired a land use right for a piece of land located in the suburban area of Datong city to build the new 7-ACA and Clavulanic Acid production facilities with expanded capacities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities. Regarding the existing 7-ACA and Clavulanic Acid production facilities, the Datong City Government has indicated that it would fully compensate the Company as an incentive to move to the new location when the new facilities are expected to be completed. The estimated relocation compensation is $36 million, including fixed assets (cost of land used right, building and fixtures) that cannot be relocated to the new location. The Company does not expect any loss from the relocation. Final agreement is yet to be signed with the government. As at December 31, 2009, the Company received $16,673,000 (RMB114 million) advance of the compensation from the Government.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any litigation or legal proceedings.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock
Quarter Ended	High	Low
December 31, 2009	$0.75	$0.55
September 30, 2009	$0.75	$0.45
June 30, 2009	$0.75	$0.38
March 31, 2009	$0.79	$0.30
December 31, 2008	$0.90	$0.30
September 30, 2008	$1.16	$0.61
June 30, 2008	$0.91	$0.61
March 31, 2008	$0.89	$0.65

Holders

As of March 15, 2010, there were 60 registered holders of the Company’s common stock. Many of the shares of common stock are held in street name and there may be additional beneficial holders of the Company’s common stock.

Dividend Policy

The Company has paid no dividends on its common stock since its inception and may not do so in the future. For the foreseeable future, the management expects earnings, if any, will be retained to finance the growth of the Company.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2009.

Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2009.

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

The following discusses the Company’s financial condition and results of operations for the years ended December 31, 2009 and 2008 based upon the Company’s audited consolidated financial statements which have been prepared in accordance with the United States generally accepted accounting principles. Since the Company sold its Biotech division during 2007, the results for the Biotech division have been shown separately as discontinued operations on the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

Sales for the year ended December 31, 2009 increased 9% to $165.77 million from $151.95 million for the same period in 2008. $133.64 million, or approximately 81%, of the sales for the year ended December 31, 2009 were generated from the sales of products in the Chinese market, and the remaining $32.13 million, or approximately 19%, were generated from the sales of products in the markets outside of China. By comparison, 83% of the sales for the year ended December 31, 2008 were generated from the sale of products in the Chinese market while the remaining 17% of the sales were generated in the international markets, outside of China. For the year ended December 31, 2009, $52.78 million, or 32%, of sales were from the Penicillin division and $112.99 million, or 68%, of the sales were from the Cephalosporin division. For the same period in 2008, 32% of sales were from the Penicillin division and 68% of sales were from the Cephalosporin division. The increase in sales for the full year of 2009 as compared to 2008 was primarily due to the increase in sales of clavulanic acid (29% year-over-year growth), cephalosporin crude bulk drug (99% year-over-year growth) and cephalosporin formulation (12% year-over-year growth).

Cost of sales for the year ended December 31, 2009 was $135.40 million compared to $127.40 million for the same period in 2008. The increase in the cost of sales was mainly due to the increase in production and sales of products from both the Penicillin and Cephalosporin divisions. Gross profit and gross margin for the year ended December 31, 2009 were $30.37 million and 18% compared to $24.54 million and 16% for the same period of 2008. The increase in overall gross margin was mainly due to an increase in gross margin for Clavulanic Acid products from 31% gross margin for 2008 to 44% for 2009.

Divisional Revenues and Gross Margin Analysis

The Company’s businesses are currently organized under two business divisions: the Penicillin division and the Cephalosporin division.

Penicillin Division

Sales for the Penicillin division for the year ended December 31, 2009 were $52.78 million, representing a 10% increase from the revenues of $48.17 million during the same period in 2008. Sales from both the Chinese and international market increased 3% and 27% respectively from 2008 to 2009. The increase in sales is mainly due to the 55% year-over-year increase in sales volume of clavulanic acid.

The Penicillin division’s gross margin for the year ended December 31, 2009 was 29% compared to 18% for the year ended December 31, 2008. The increase in the overall gross margin for the division was due to the increase in gross margin for Clavulanic acid which further improved to 44% in 2009 as compared to 31% in 2008 as a result of the improvements in production technology. Such technology improvement lowered per unit cost by 32% year-over-year.

Cephalosporin Division

The Cephalosporin division’s sales for the year ended December 31, 2009 were $112.99 million, accounting for 68% of the total sales of the Company. By comparison, Cephalosporin division’s sales were $103.77 million for the same period in 2008, also contributing 68% of the total sales of the Company. The 9% increase in sales of the Cephalosporin division during 2009 as compared to 2008 was mainly due to the significant increase in cephalosporin crude bulk drug (99% year-over-year growth) and cephalosporin formulation (12% year-over-year growth). Sales of 7-ACA in 2009 were lower than in 2008 because of the increased in-house usage of 7-ACA to produce other cephalosporin API during 2009.

The overall gross margin for the division for the year ended December 31, 2009 was 13% as compared to 15% for the same period in 2008. This is mainly due to the decrease in gross margin for Cephalosporin formulation in 2009 but offset partially by a higher gross margin for cephalosporin API from 8% in 2008 to 15% in 2009.

Expenses

Total operating expenses were $12.84 million for the year ended December 31, 2009. The major category of operating expenses was general and administration expenses of $6.30 million, selling expense of $4.54 million, and depreciation and amortization expenses of $1.76 million. Total operating expenses were $14.89 million for the year ended December 31, 2008 with the major expenses being general and administration expenses of $8.57 million, selling expense of $4.00 million, and depreciation and amortization expenses of $1.04 million.

The decrease in operating expenses of $2.06 million for the year ended December 31, 2009 as compared to the same period for the prior year mainly reflected an decrease of $1.04 million in research and development expense and a decrease of $2.27 million in general and administration expenses offset by an increase of $0.72 million in depreciation and amortization as well as the increase of $0.53 million in selling expenses due to an increase in sales volume from both the Cephalosporin and Penicillin divisions.

The decrease in general and administration expenses for 2009 was mainly due to the following reasons: 1) lowering of $1.45 million specifically related to the scheduled periodic overhaul of the 7-ACA & clavulanic acid facility in August, 2008 (please refer to the above section “Scheduled Periodic Overhaul during August 2008” for further information); 2) a decrease in travel expenses by $0.44 million; 3) a decrease in foreign exchange loss by $0.32 million, and 4) a decrease in stock based compensation by $0.11 million.

Total operating expenses as a percentage of sales was 7.7% for 2009 as compared to 9.8% for 2008. However, excluding the $1.45 million expenses specifically related to the scheduled periodic overhaul during 2008, the operating expenses as a percentage of sales lowered to 9% for 2008 (please refer to the above section “Periodic Scheduled Overhaul during August 2008” for further information).

Other Expense

During the year ended December 31, 2009, the Company recognized a net other expense of $5.56 million. This amount primarily consisted of $4.06 million of interest expense and $2.15 million other expenses which included a provision for impairment of $1.00 million and $0.97 million for fixed assets and intangible assets respectively. Such amount was offset partly by a $0.53 million government grants for bringing in investment & new technology to Datong city. Other expenses for the year ended December 31, 2008 were $2.73 million.

After-tax Income from Continuing Operations

The Company realized a 37% increase of after-tax Income from Continuing Operations from $6.02 million for 2008 to $8.26 million for 2009. The improvement can be attributed to the growth of revenues from increased sales and production volumes and increased margin in Clavulanic acid products.

After-tax Income / (Loss) from Discontinued Operations.

For the year ended December 31, 2009, the Company recognized an after-tax income from discontinued operations of $Nil million as compared to an after-tax income from discontinued operations of $0.80 million in 2008.

Net Income

For the year ended December 31, 2009, the Company had a net income of $8.26 million as compared to $6.82 million for the same period in 2008, representing 21% year-over-year growth.

Comprehensive Income

Including a gain on foreign currency translation of $0.13 million, the Company had a comprehensive income of $8.39 million for the full year of 2009, compared to a comprehensive income of $10.01 million for the same period of 2008, which included a gain on foreign currency translation of $3.18 million. The gain on foreign currency translation results from translation of the financial statements expressed in RMB to United States Dollar. The increase mainly reflected the appreciation of the RMB relative to the United States dollar.

Net Income per Share - Basic

The Company’s net income per share has been computed by dividing the net income for the period by the weighted average number of shares outstanding during the same period. The weighted-average number of shares outstanding was 67,066,418 and 66,867,818 for the full year of 2009 and 2008 respectively.

Net income per share for the year of 2009 was $0.12 per share as compared to $0.10 per share for the year of 2008, representing a 20% year-over-year growth.

Net Income / (Loss) per Share – Diluted

During 2009, some of the stock options outstanding had a dilutive impact of the Company’s net income. The weighted-average number of shares used to compute net income per share on a diluted basis was 67,804,666 and 68,396,616 for 2009 and 2008 respectively.

Net income per share on a diluted basis for the year of 2009 was $0.12 per share as compared to $0.10 per share for the year of 2008, representing a 20% year-over-year growth.

Scheduled Periodic Overhaul During August 2008

The Company currently produces its products in three facilities in two different locations in the city of Datong, China, one for 7-ACA, one for clavulanic acid and the third one for the cephalosporin API and downstream formulation products. During the third quarter of 2008, the Company completed its scheduled periodic overhaul of its 7-ACA, clavulanic acid and related production infrastructure such as industrial boilers (steam supply), water circulation system, and power distribution system as well as the water treatment plant.

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

In anticipation of the scheduled overhaul in August 2008, the Company had accumulated enough inventories for clavulanic acid to fulfill the demand of the products during the third quarter of 2008. In addition, this scheduled periodic overhaul did not involve the cephalosporin formulation facility and therefore the production and sales of the cephalosporin formulation products were not affected during the third quarter of 2008. However, sales of 7-ACA for 2008 were lower than the 2007. This decrease was mainly due to lower production output during the third quarter of 2008 as a result of the scheduled overhaul.

Liquidity and Capital Resources

As of December 31, 2009, Company had current liabilities of $109.37 million and current assets of $55.92 million, including cash of $6.40 million, restricted cash of $1.58 million, and accounts receivables of $24.05 million. The deficiency in working capital was mainly due to the fact that the Company financed its operations and increased sales and production level for both Cephalosporin and Penicillin divisions through operating revenues, accounts payables and short-term loans.

The Company’s current 7-ACA and clavulanic acid product facilities have reached its maximum capacity. As a result, the Company has acquired a land use right for a piece of land located in the suburban area of Datong city to build the new 7-ACA and clavulanic acid production facilities with expanded capacities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities. Regarding the existing 7-ACA and clavulanic acid production facilities, the Datong City Government has indicated that it would fully compensate the Company as an incentive to move to the new location by the end of 2010 when the new facilities are expected to be completed. The estimated relocation compensation is $36 million, including fixed assets (cost of land used right, building and fixtures) that cannot be relocated to the new location. The Company does not expect any loss from the relocation. Final agreement is yet to be signed with the government. As at December 31, 2009, the Company received $16,673,000 (RMB114 million) advance of the compensation from the Government.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Ltd., Datong Investment Inc., a wholly owned subsidiary of Chief Respect Ltd., and Mr. Yanlin Han, the Company’s Chairman, Chief Executive Officer and largest shareholder. Chief Respect Ltd. is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share. Consummation of the merger is condition upon a number of items. If the merger is consummated, Mr. Han will be responsible for, among other thing, providing for the financing and relocating the new production facilities.

In the event that the merger is not consummated, the Company plans to raise the $64 million in order to build the two new production facilities. In addition, the Company plans to increase its working capital and renegotiate and extend loans, when they become due to allow the Company to continue operations. To meet these objectives, the Company plans to raise funds through private placements in order to build its new facilities and to support existing operations. There is no assurance that funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans. If adequate funds are not available or not available on acceptable terms or the Company is unable to negotiate or extend its loans, the Company may be required to scale back or abandon some activities. Management believes that these proposed actions provide the opportunity for the Company to continue as a going concern. However, the Company’s ability to achieve these objectives cannot be determined at this time. As a result, these conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from this uncertainty.

As of December 31, 2009, Company had current liabilities of $109.37 million as follows:

Accounts Payable	$23.34 million
Other Payables and Accrued Expenses	$51.05 million
Loans Payable-Short Term: (please refer to Note 10 of the Financial Statements for details)	$32.37 million
Notes Payable	$2.50 million
Due to related companies	$0.11 million
Total Current Liabilities	$109.37million

As of December 31, 2009, Company had outstanding short-term loans (less than one year term) totaling $32.37 million. Company believes that it will be successful in the renegotiating loans due based on the assumption that the Company has enhanced its ability to generate additional cash flow from its operation since the loans were originally entered into, even though there is no assurance of renewing the loans.

Long-term Liabilities:

At December 31, 2009, Company had long-term loan payable of $11.26 million and deferred revenue of $0.35 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 7A

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section appears after the signature page (see F1 – F32).  The Company has elected to provide the information required by Item 8 (b).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 9, 2009, Dragon Pharmaceutical Inc. decided not to reappoint Ernst & Young LLP as our independent accountant for the year ended December 31, 2009 and engaged Chang Lee LLP to serve as our independent registered public accounting firm for such year. This change was disclosed on Form 8-K filed with the Commission on October 14, 2009.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

To evaluate the effectiveness of our internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. It is management’s assessment that our internal control over financial reporting was effective as of December 31, 2009.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter ended December 31, 2009 and that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The Company has eight directors consisting of Mr. Han, Mr. Weng, Ms. Liu, Dr. Wick, Dr. Sun, Mr. Mak, Dr. Frey and Dr. Li. who were all re-elected as directors at the annual meeting of shareholders held on June 21, 2009.

Below in the sections titled “Description of Current Directors” and “Description of Executive Officers” are the names, ages and biographies of our current directors and executive officers, the principal offices and positions held by each person and the date such person became our director or executive officer. The Company’s executive officers are elected annually by the Board of Directors. Each year the shareholders elect the board of directors. The executive officers serve until their death, resignation or removal by the Board of Directors. With the exception of Messrs. Han and Weng, and Ms. Liu who were appointed as directors in connection with the acquisition of Oriental Wave as previously disclosed in the Securities and Exchange Commission filings, there were no other arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director. There are no family relationships between any of our directors, executive officers, director nominees or significant employees.

During the last five years, none of our directors or our executive officers has been (a) convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors) or (b) a party to any judicial or administrative proceeding (except for matters that were dismissed without sanction or settlement) that resulted in a judgment or decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Description of Current Directors

Mr. Yanlin Han, age 46, is the Chief Executive Officer and the Chairman of the Board of Director of Company, positions he assumed in January 2005. Prior to the reverse take-over of the Company, Mr. Han was the founder and Chairman of Oriental Wave and responsible for the overall strategic planning and direction of the Company. Mr. Han has over 20 years of experience in the pharmaceutical industry in many positions like material buyer, product sales and manager for state-own companies in China and has very extensive sales and production management experience in China. He founded his private company named Shanxi Tongling Pharmaceutical Company in 1994, which became the vehicle to acquire state-owned pharmaceutical companies through bankruptcy process or contractual management agreements. Mr. Han set up a joint venture with a large Indian pharmaceutical company to produce pharmaceutical intermediates with mass fermentation technology. Mr. Han also serves as the Vice-President of Shanxi Province Foreign Investment Enterprise Association and Vice-President of Datong City Trade Council. Mr. Han graduated from Shanxi Institute of Economic Management in 1986.

Mr. Zhanguo Weng, age 55, had been a Director of the Company since January 2005. Mr. Weng was the Vice President, China Operation until July 1, 2006 when the Company completed the sales of part of its formulation business. Mr. Weng has over 25 years of experience in pharmaceutical industry including being the General Manager for Shanxi Tongzhen Pharmaceutical Co. Ltd. from August 1997 to January 2002 and Superintendent for Datong No. 2 Pharmaceutical Factory from June 1992 to August 1997. He graduated from the Business Administration faculty of Shanxi Broadcasting University in 1986 and has also participated the Senior Program of MBA (Pharmaceutical Line) of People’s University of China for two years. Subsequent to the sales of part of the company’s formulation business on July 1, 2007, Mr. Weng became a director of Shanxi C&Y Pharmaceutical Company, the buyer of the Company’s formulation business.

Ms. Xuemei Liu, age 40, has been a Director of the Company since January 2005. Ms. Liu is currently the Chairman of Tera Science & Technology Development Co. Ltd. which engages in a wide range of investment projects in real estate development, coal trading and media and publishing industry. Prior to her present position as Chairman of Tera Science & Technology Development Co. Ltd., Ms. Liu was the vice general manager of Beijing Chemical Baifeng Investment Corporation Futures Broker Company from 1996 to 1999. Ms. Liu graduated from Beijing University with a Bachelor degree in 1996 and graduated from the Graduate School of the Chinese Academy of Social Sciences with a Master degree in 1998.

Dr. Heinz Frey, age 72, has been a Director of Company since September 2005, graduated from University of Bern, Switzerland in 1966, has 30 years of experience in the telecommunication industry, security manufacturing and service industry. He has broad experience in the management of various sizes of companies with global presence, financing and controlling of international companies, leading development, production, sales and finance departments. He is also a board member of various companies.

Dr. Alexander Wick, Ph.D., age 72, has been a Director of Company since 1998 and was the President from 2002 until his resignation effective on February 2, 2006. As of February 3, 2009, Dr. Wick is an independent director of the Company. Dr. Wick holds a doctorate degree in synthetic organic chemistry from the Swiss Federal Institute of Technology and has completed post-doctoral studies at Harvard University. He has had leading positions in the pharmaceutical research departments of F. Hoffmann-La Roche in the United States and Switzerland and Synthelabo in France (Director of Chemical Research and Development) for over 25 years in the field of antibiotics, prostaglandius, vitamins, cardiovascular CNS and AIDS. In 1995 he created the fine chemicals company Sylachim S.A., a 100% subsidiary of Synthelabo, active in chemical intermediates and API’s for the world’s largest pharmaceutical companies (turnover of over 100 million Euros) and was its President until its acquisition by the German conglomerate mg Technologies (Dynamit-Nobel GmbH) in 2001. In 2006 he founded AS Biotech in Bern, Switzerland and is currently its president.

Dr. Yiu Kwong Sun, M.B., B.S., age 66, has been a Director of Dragon Pharma since 1999. Dr. Sun graduated from the University of Hong Kong Faculty of Medicine in 1967. He is a Founding Fellow of the Hong Kong College of Family Physicians and a Fellow of the Hong Kong Academy of Medicine. Since 1995, he has served as the Chairman of the UMP Healthcare Group, which has been operating and managing a large network of medical facilities throughout Hong Kong, Macau and China. Dr. Sun is currently the Clinical Associate Professor (honorary) in Family Medicine of the Chinese University of Hong Kong, and the Honorary Clinical Assistant Professor of the Family Medicine Unit of the University of Hong Kong.

Mr. Peter Mak, aged 49, has been a Director of the Company since September 2005. Mr. Mak is the managing director of Venfund Investment, a Shenzhen based mid-market M&A investment banking firm specializing in cross-border mergers and acquisitions, corporate restructuring, capital raising and international financial advisory services for Chinese privately-owned clients, which he co-founded in late 2001. Prior to that, Mr. Mak spent 17 years at Arthur Andersen Worldwide where he was a Firm partner and served as the managing partner of Arthur Andersen Southern China in his last position with the Firm. Mr. Mak also serves as an independent non-executive director and audit committee chairman of Trina Solar Limited, China GrenTech Corp. Ltd., Dragon Pharmaceutical Inc. and China Security & Surveillance Technology, Inc., companies listed in the U.S.; Shenzhen Fiyata Holdings Ltd., a company listed in Mainland China; and Huabao International Holdings Ltd., China Dongxiang (Group) Co., Ltd., Pou Sheng International (Holdings) Limited, Real Gold Mining Limited and 361 Degrees International Limited, companies listed on the Hong Kong Stock Exchange. Mr. Mak is also the non-executive director of Bright World Precision Machinery Ltd., a company listed in the Republic of Singapore. Mr. Mak is a graduate of the Hong Kong Polytechnic University and a fellow member of the Association of Chartered Certified Accountants, UK, and the Hong Kong Institute of Certified Public Accountants, and a member of the Institute of Chartered Accountants, in England and Wales.

Dr. Jin Li, age 42, has been a Director of Company since September 2005, is currently a senior advisor of Phycos International Co., Ltd. Prior to joining Phycos, he was a partner at the international law firm, Linklaters. Mr. Li studied biochemistry at Peking University in China and received his Master of Science degree in Biochemistry from the University of Michigan and his JD degree from Columbia University Law School. He has more than ten years of experience in international IPOs, M&A and business transactions.

Description of Executive Officers

The following sets forth the Company’s executive officers.

Name	Position	Age
Yanlin Han	Chief Executive Officer (Principal Executive Officer)	46
Garry Wong	Chief Financial Officer (Principal Financial Officer)	39
Maggie Deng	Chief Operating Officer and Corporate Secretary	42

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

Maggie Deng has been the Chief Operating Officer and Corporate Secretary of the company since January 2005, holding bachelor degree from Tsinghua University in China. Ms. Deng has over 10 years of experience working in or with public companies as investment banker, mainly on IPOs and secondary offering for Chinese companies on domestic stock exchange as well as international ones. Ms. Deng was the senior manager of China International Capital Corporation, a Morgan Stanley joint venture investment banking firm in China, from 1998 to 2001. Ms. Deng moved to Canada in 2001 and held a position of Assistant President in a start-up biotech company in Vancouver, Canada until she joined Company in January 2005.

Audit Committee and Financial Expert

On June 21, 2009, the Board reappointed Mr. Mak, Dr. Frey and Dr. Li, each of whom is independent director, to the Audit Committee. Mr. Mak, the Chairman of the Audit Committee, is an audit committee financial expert within the meaning of Item 407(d)(5)((ii) of Regulation S-X. The Audit Committee operates under a written charter.

Nominating Committee

Due to the size of the Company, the Company does not have a separate nominating committee. Instead, the Board of Directors serves as the nominating committee. There has been no material changes to the procedure by which the Company’s shareholders may recommend nominees to the Board of Directors. The Board of Directors will consider nominations to the Board by its shareholders. Requests for consideration should be made to the Company’s Corporate Secretary, Maggie Deng.

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

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors to file reports of ownership and changes in ownership of the Company’s common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission, the management believes that the Company’s executive officers and directors and persons who own more than 10% of the Company’s common stock timely filed all required reports pursuant to Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee

The Board first established the Compensation Committee in 2005. On June 21, 2009, the Board elected Dr. Sun, Dr. Frey and Dr. Li, each of whom is independent director, to the Compensation Committee. Dr. Sun is elected as the Chairman of the Compensation Committee. The Compensation Committee operates under a written charter.

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

The base salary for the Company’s executive officers was determined by negotiation in connection of the reverse takeover merger involving Oriental Wave and the Company that was completed in January 2005. Since that time, there has been no change in the executives’ base salary. As the Company’s headquarters and executive office is located in Vancouver, Canada, the Company pays its executive officers in Canadian dollars. These base salaries decreased approximately 6.6% from 2008 to 2009 which reflects solely the depreciation of Canadian dollars against U.S. dollars. The absolute amount of those base salaries of the Company’s executive officers in Canadian dollars remained the same since January 2005.

Compensation Summary

The following table summarizes all compensation earned by or paid to the Company’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and other executive officer, during the past two fiscal years.

Summary Compensation Table*

Name and principal position	Year	Salary	All Other compensation	Total
Yanlin Han Chairman and Chief Executive Officer (Principal Executive Officer)	2009	$170,995	-	$170,995
	2008	$183,020	-	$183,020

Garry Wong Chief Financial Officer (Principal Financial Officer)	2009	$114,564	-	$114,564
	2008	$122,621	-	$122,621

Maggie Deng Chief Operating Officer and Corporate Secretary	2009	$115,132	-	$115,132
	2008	$123,228	-	$123,228

*The columns for Bonus, Stock Awards, Option Awards, Non-Equity Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings were omitted because there were none earned or paid to any of the named executive officers during the past two fiscal years.

Option Grants in 2008 and 2009

For the year 2009, the Company did not grant any options.

For the year 2008, the Company granted options of 170,000 shares to certain employees at an exercise price of $0.75 per share on February 17, 2008.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

There was no repricing of options for the fiscal years ended December 31, 2008 and 2009.

Fiscal Year End Option

The following table sets forth for the Company’s executive officers named in the Summary Compensation Table and the number and exercise price of exercisable and un-exercisable options as at December 31, 2009. There were no restricted stock awards outstanding as of December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options on December 31, 2009*
	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date
Yanlin Han Chairman and Chief Executive Officer	800,000	-	0.51	May 16, 2010
	500,000	-	0.74	Sept 30, 2010

Garry Wong Chief Financial Officer	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000		$0.74	Sept 30, 2010

Maggie Deng Chief Operating Officer	200,000	-	$1.18	Jan 12, 2010
	300,000	-	$0.51	May 16, 2010
	200,000	-	$0.74	Sept 30, 2010

* There were no securities underlying unexercised unearned options under Equity Incentive Plan Awards on December 31, 2009.

Director’s Compensation

Directors are not routinely compensated for their services. However, from time to time, Board members are awarded stock options as recommended by the Compensation committee and determined by the Board. The exercise price of the options is based on the fair market value of the underlying shares of common stock at the time of grant. No directors received any compensation, including options to purchase common stock, during 2008 and 2009.

However, in connection with Mr. Han’s proposal to acquire all of the outstanding shares of the Company, the Board of Directors has established a Special Committee of independent directors to evaluate the proposal and other strategic alternatives. The Special Committee consists of Peter Mak, Dr. Jin Li and Dr. Heinz Frey. Peter Mak, as the Chairman of the Special Committee, would be compensated US$ 40,000 and Dr. Jin Li and Dr. Heinz Frey, as the members of the Special Committee, would be compensated US$20,000 respectively by the end of the term of the Special Committee.

Summary Compensation Table*
Name and principal position	Year	Fees Earned or Paid in Cash ($)	All Other compensation	Total

Yanlin Han	2009	As described above in “Executive Compensation”
Chairman and Chief Executive Officer	2008	As described above in “Executive Compensation”

Zhanguo Weng	2009	-	-	-
Director	2008	-	-	-

Xuemei Liu	2009	-	-	-
Director	2008	-	-	-

Alexander Wick	2009	-	-	-
Director	2008	-	-	-

Yiu Kwong Sun	2009	-	-	-
Director	2008	-	-	-

Peter Mak	2009	-	-	-
Director	2008	-	-	-

Heinz Frey	2009
Director	2008	-	-	-

Jin Li	2009	-	-	-
Director	2008	-	-	-

*The columns for, Stock Awards, Option Awards, Non-Equity Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings were omitted because there were none earned or paid to any of the Named Executive Officers during the past two fiscal years.

Long-Term Incentive Plans-Awards in Last Fiscal Year

We do not currently have any long-term incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the number of the Company’s common stock beneficially owned (unless otherwise indicated) by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock, by the Company’s named executive officer and current directors and the executive officers and directors as a group. Except as otherwise indicated, Common stock beneficially owned and percentage ownership set forth below is based on 67,006,418 shares issued and outstanding as of March 15, 2010.

	Shares Beneficially Owned(1)
Name and Address of Beneficial Owner	Number	Percent
Yanlin Han* Chairman and Chief Executive Officer	26,753,741(2)	39.13%
Zhanguo Weng* Director	9,586,783(3)	14.17%
Xuemei Liu* Director	5,193,391(4)	7.66%
Alexander Wick* Director	1,600,000(5)	2.35%
Yiu Kwong Sun* Director	1,400,000(6)	2.07%
Peter Mak* Director	700,000(7)	1.03%
Heinz Frey* Director	600,000(7)	0.89%
Jin Li* Director	600,000(7)	0.89%
Maggie Deng* Chief Operating Officer and Corporate Secretary	700,000(7)	1.03%
Garry Wong* Chief Financial Officer	700,000(7)	1.03%
All directors and executive officers as a group (10 persons)	47,833,915(8)	63.98%
Bright Faith Overseas Limited	3,496,503	5.21%
Ms. Qingming Liu	6,000,000	8.95%

*C/O Dragon Pharmaceutical, Inc., 650 West Georgia Street, Suite 310, Vancouver, British Columbia V6B 4N9

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

Changes in Control

In connection with the merger and pursuant to a Support Agreement dated as of March 26, 2010, certain Board of Directors, namely Mr. Weng, Ms. Xuemei Liu, Dr. Wick and Dr. Sun, collectively owning 21.9% of the Company's issued and outstanding common stock as of March 15, 2010, have agreed to vote all shares of common stock held by them in favor of the adoption of the Merger Agreement at the Company's Special Shareholders Meeting.

Equity Compensation Plan Information

The Company’s shareholders approved a share option plan at its Annual Meeting held on December 18, 2001, authorizing 4,500,000 shares for issuance under the plan. At its Annual Meeting held on August 12, 2005, the Company’s shareholders approved another share option plan authorizing the issuance of a further 15,000,000 shares. The following table provides aggregate information as of December 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

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

During the past two years, the Company has been a party to transactions involving one of its directors. See also Note 19 to the Company’s financial statements.

On January 22, 2010, the Company announced that in a letter dated January 15, 2010, Mr. Yanlin Han, Chairman and CEO of the Company, has made a non-binding proposal to acquire all of the outstanding shares of the Company for a price of $0.80 per share. The Company’s common stock quoted on OTCBB and traded on Toronto Stock Exchange closed at $0.60 per share and at CAD $0.63 per share, respectively, on January 22, 2010. Mr. Han is the largest shareholder of the Company owning 37.95% of the total outstanding shares. Mr. Han’s letter indicates that his proposal is conditioned upon satisfactory completion of due diligence, negotiation of definitive transaction documents, receipt of the requisite financing commitments and receipt of necessary board approval.

The Board of Directors of the Company has established a Special Committee of independent directors consisting of Peter Mak, Chairman, and Dr. Jin Li and Dr. Heinz Frey to act on behalf of Dragon Pharma with respect to consideration of the proposal and other strategic alternatives.

On March 26, 2010 the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Ltd., Datong Investment Inc., a wholly owned subsidiary of Chief Respect Ltd., and Mr. Yanlin Han, the Company’s Chairman, Chief Executive Officer and largest shareholder. Chief Respect Ltd. is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share in cash. The transaction is expected to close in the second quarter of 2010 and is subject to certain closing conditions, including approval by the Company’s shareholders, meeting certain requirements of the Toronto Stock Exchange, and other closing conditions set forth in the merger agreement. Under Florida law, the adoption of the merger agreement requires the affirmative vote of a majority of the outstanding shares entitled to vote. Under the rules of the Toronto Stock Exchange, the merger agreement must be approved by the holders of a majority of the outstanding shares entitled to vote, excluding the votes of those shares owned by Yanlin Han.

Director Independence

Dr. Yiu Kwong Sun, Ms. Xuemei Liu, Mr. Peter Mak, Dr. Heinz Frey Dr. Alexander Wick, Mr. Zhanguo Weng and Dr. Jin Li are deemed to be independent directors within the meaning of NASD listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008 Ernst & Young LLP was engaged by the Company to provide both audit and non-audit services. However, on October 14, 2009, the Company engaged Chang Lee LLP to provide both audit and non-audit services for the year ended December 31, 2009. See Item 9 above. The following fees were paid for services provided by either Chang Lee LLP and Ernst & Young LLP.

Audit Fees. The aggregate fees paid for the annual audit of financial statements included in the Company’s Annual Report for the year ended December 31, 2009 and 2008 and the review of the Company’s quarterly reports for such years, amounted to approximately $213,000 and $363,000 respectively.

Audit Related Fees. For the years ended December 31, 2009 and 2008 the Company paid $0 and $0 to either Chang Lee LLP or Ernst & Young for other audit related fees.

Tax Fees. For the year ended December 31, 2009 and 2008, the Company paid $0 and $0 to either Chang Lee LLP or Ernst & Young for tax fees.

All Other Fees. For the years ended December 31, 2009 and 2008, the Company paid $Nil and $Nil to either Chang Lee LLP or Ernst & Young for any non-audit services.

The above-mentioned fees are set forth as follows in tabular form:

	2009	2008
Audit Fees	$213,000	$363,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

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

Financial Statements
Report of Independent Accountants
Year-end Consolidated Balance Sheets
Year-end Consolidated Statements of Operations
Year-end Consolidated Statements of Stockholders’ Equity
Year-end Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement with First Geneva Investments(1)
3.1	Certificate of Incorporation(1)
3.2	Certificate of Amendment, dated June 19, 1997(1)
3.3	Certificate of Amendment of Articles of Incorporation, dated September 21, 1998(1)
3.4	Certificate of Amendment of Articles of Incorporation, dated January 11, 2005*
3.5	Certificate of Amendment of Articles of Incorporation, dated August 12, 2005*
3.6	Bylaws(1)
3.7	Amended and Restated Bylaws(2)
10.1	2001 Stock Option Plan(3)
10.2	Waivers of Certain Conditions to the Shares Purchase Agreement(4)
10.3	Escrow Agreement among the Company, Oriental Wave Holding Limited, Yanlin Han, Zhanguo Weng and Xuemei Liu, dated January 12, 2005(4)
10.4	Agreement for Advance and Long Term Supply of Products between Aurobindo (Datong) Bio-Pharma Co. Ltd. and Shanxi Weiqida Pharmaceutical Co. Ltd.(5)
10.5	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.(5)
10.6	Manufacturing Agreement for Dry-freeze Levoflaxacin Injectable by and between Shanxi Weiqida Pharmaceutical Co. and Shanxi Pude Pharmaceutical Co. Ltd.(5)
10.7	Technology Transfer Agreement between Shanxi Weiqida Pharmaceutical Co., Ltd. and Alpha Process Trust Reg.(5)
10.8	2005 Stock Option Plan(6)
14.1	Code of Ethics(6)
23.1	Consent of Chang Lee LLP, Chartered Accountants*
23.2	Consent of Ernst & Young LLP., Chartered Accountants*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith

(1) Incorporated by reference to the Company’s Form 10SB12G filed with the SEC on November 4, 1999. (2) Incorporated by reference to the Company’s Form 10KSB filed with the SEC on March 31, 2005.

(3) Incorporated by reference to the Company’s Form DEF14A filed with the SEC on November 21, 2001.

(4) Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 18, 2005.

(5) Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 2, 2005 (portions of which have been omitted for confidential treatment purposes).

(6) Incorporated by reference to the Company’s Form DEF14A filed with the SEC on July 14, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010	Dragon Pharmaceutical Inc., a Florida Corporation

/s/ Yanlin Han
Yanlin Han, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Date

/s/ Yanlin Han
Mr. Yanlin Han, Chairman of the Board and Chief Executive Officer	March 31, 2010

/s/ Zhanguo Weng
Mr. Zhanguo Weng, Director	March 31, 2010

/s/ Dr. Yiu Kwong Sun
Dr. Yiu Kwong Sun, Director	March 31, 2010

/s/ Dr. Alexander Wick
Dr. Alexander Wick, Director	March 31, 2010

/s/ Xuemei Liu
Ms. Xuemei Liu, Director	March 31, 2010

/s/ Peter Mak
Mr. Peter Mak, Director	March 31, 2010

/s/ Heinz Frey
Dr. Heinz Frey, Director	March 31, 2010

/s/ Jin Li
Dr. Jin Li, Director	March 31, 2010

/s/ Garry Wong
Garry Wong, Chief Financial Officer	March 31, 2010
(Principal Financial Officer)

DRAGON PHARMACEUTICAL INC.
AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

CONTENTS

PAGE	F2-F3	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F4	CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2009 AND 2008

PAGE	F5	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F6	CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGE	F7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

PAGES	F8-F32	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DRAGON PHARMACEUTICAL INC.

We have audited the consolidated balance sheet of Dragon pharmaceutical Inc. as at December 31, 2009 and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We did not audit the Company’s consolidated financial statements as of December 31, 2008 and the year then ended in the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows, which were audited by other auditors whose report, dated March 25, 2009, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for the year ended December 31, 2008, is based solely on the report of the other auditors.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and the results of its operations and its cash flows for the year then ended in accordance with U.S. generally accepted accounting principles.

As discussed in Note 1(B) to the consolidated financial statements, the Company’s recurring working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter also is described in Note 1(B). These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Chang Lee LLP
March 29, 2010	Chartered Accountants

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Dragon Pharmaceutical Inc.

We have audited the accompanying consolidated balance sheet of Dragon Pharmaceutical Inc. as of December 31, 2008 and the consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Dragon Pharmaceutical Inc. as at December 31, 2008, and the consolidated results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

F3

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31, 2009 AND 2008
Expressed in Thousands of US Dollars ($'000) Except Share Data
(Basis of Presentation – Note 1)

ASSETS	Notes	December 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	20	6,397	2,011
Restricted cash	11,20	1,577	2,923
Accounts receivable, net of allowances	2	24,053	10,499
Inventories, net	3	20,540	25,760
Prepaid expenses		1,885	5,738
Due from related parties	19	1,380	1,139
Deferred income tax assets	18	90	176
Total Current Assets		55,922	48,246

PROPERTY AND EQUIPMENT, NET	4,10	118,730	94,565
OTHER ASSETS
Intangible assets, net	5	4,272	1,503
Investments –cost		15	15
Other assets	6	7,348	3,751
Deferred income tax assets	18	351	295
Total Other Assets		11,986	5,564
TOTAL ASSETS		186,638	148,375

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		23,338	17,142
Other payables and accrued liabilities	9	51,056	26,280
Loans payable – short-term	10	32,367	20,870
Notes payable	11	2,502	5,836
Due to related parties	19	111	66
Total Current Liabilities		109,374	70,194

LONG-TERM LIABILITIES
Loans payable – long-term	10	11,262	20,571
Deferred credit	12	351	394
Total Long-Term Liabilities		11,613	20,965
TOTAL LIABILITIES		120,987	91,159

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
Authorized: 200,000,000 common shares at par value of $0.001 each, common shares issued and outstanding 2009: 67,066,418; 2008: 67,066,418		67	67
Additional paid-in capital		49,151	49,105
Retained earnings/ (Deficit)		2,387	(4,588)
Reserves	17	5,935	4,653
Accumulated other comprehensive income		8,111	7,979
Total Stockholders’ Equity		65,651	57,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		186,638	148,375

The accompanying notes are an integral part of these consolidated financial statements.

F4

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in Thousands of US Dollars ($'000) Except Per Share Data

	Note	2009	2008

SALES	13	165,772	151,947
COST OF SALES		135,401	127,400
GROSS PROFIT		30,371	24,547

OPERATING EXPENSES
Selling expense		4,539	4,007
General and administrative expenses		6,303	8,574
Research and development expenses		240	1,277
Depreciation and amortization		1,756	1,039
Total Operating Expenses		12,838	14,897

INCOMEFROM OPERATIONS		17,533	9,650
OTHER INCOME/ (EXPENSE)
Interest expense		(4,055)	(3,626)
Other income	12,14	645	1,085
Other expenses	4, 5	(2,149)	(192)
Total other expenses		(5,559)	(2,733)

INCOMEFROM CONTINUING OPERATIONS BEFORETAXES		11,974	6,917

INCOMETAX EXPENSE	18	(3,717)	(896)

INCOMEFROM CONTINUING OPERATIONS		8,257	6,021
INCOMEFROM DISCONTINUED OPERATIONS	7	-	803
NET INCOME		8,257	6,824
OTHER COMPREHENSIVEINCOME
Foreign currency translation		132	3,183
COMPREHENSIVEINCOME		8,389	10,007

Earnings per share - basic	15
- from continuing operations		0.12	0.09
- from discontinued operations		0.00	0.01
- net income		0.12	0.10

Earnings per share - diluted	15
- from continuing operations		0.12	0.09
- from discontinued operations		0.00	0.01
- net income		0.12	0.10

The accompanying notes are an integral part of these consolidated financial statements.

F5

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in Thousands ($'000) of US Dollars Except Share Data

			Additional	Retained		Accumulated other
	Common Stock		Paid-In	earnings/		comprehensive	Due from a
	Shares	Amount	Capital	(Deficit)	Reserves	income	Stockholder	Total

Balance, December 31, 2007	66,374,507	$66	$42,681	$(4,488)	$3,833	$4,796	$(24)	$46,864
Stock options exercised (Note 17 (B))	260,000	1	166					167
Shares released from escrow (Note 17 (B))	431,911	-						-
Other comprehensive income
- foreign currency translation						3,183		3,183
Stock-based compensation			154					154
Transfer from retained earnings to:
- additional Paid-in Capital: (Note 16 (C) and 17(A))			6,104	(6,104)				-
- reserve (Note 17 (A)):				(820)	820			-
Repayment from stockholders							24	24
Net income for the year				6,824				6,824
Balance, December 31, 2008	67,066,418	67	49,105	(4,588)	4,653	7,979	-	57,216
Other comprehensive income
- foreign currency translation						132		132
Stock-based compensation			46					46
Transfer from retained earnings to:
- reserve (Note 17 (A)):				(1,282)	1,282			-
Net income for the year				8,257				8,257
Balance, December 31, 2009	67,066,418	67	49,151	2,387	5,935	8,111	-	65,651

The accompanying notes are an integral part of these consolidated financial statements.

F-6

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in Thousands of US Dollars ($ '000)

	2009	2008

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Income from continuing operations	8,257	6,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,848	8,032
Stock-based compensation expense	46	154
Accreted interest on long term payable	-	56
Gain on disposal of assets	(57)	(54)
Provision on impairment loss of assets	1,970	-
Deferred income tax expense	30	503
Deferred credit	(44)	(43)
Changes in operating assets and liabilities
Accounts receivable	(10,319)	523
Inventories	5,281	(6,147)
Prepaid expenses	3,868	(1,932)
Accounts payable	6,151	7,086
Notes payable	(3,347)	5,745
Restricted cash	1,352	(2,877)
Amount due from related parties	(196)	(239)
Other payables and accrued liabilities	2,106	(1,959)
Cash provided by continuing operations	25,946	14,869
Cash provided by discontinued operations	-	923
Net Cash provided by Operating Activities	25,946	15,792

CASH FLOWS FROM (USED IN) INVESTINGACTIVITIES:
Purchase of long-lived assets	(39,004)	(23,472)
Government grants received in advance	95	-
Advance from Government for relocation	11,843	4,739
Deposit for land and construction	-	(943)
Recovery of land deposit	-	1,149
Cash used in continuing operations	(27,066)	(18,527)
Cash provided by discontinued operations	-	1,580
Net Cash used in Investing Activities	(27,066)	(16,947)

CASH FLOWS FROM (USED IN) FINANCINGACTIVITIES:
Repayment of long-term accounts payable	-	(1,527)
Repayment of non-interest bearing demand loans	(1,850)	(3,640)
Proceeds from non-interest bearing demand loans	5,279	2,189
Proceeds from loans payable	31,330	27,728
Repayment of loans	(29,247)	(26,791)
Proceeds from exercise of stock options	-	167
Net Cash provided by (used in) Financing Activities	5,512	(1,874)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	304

NET INCREASE (DECREASE) IN CASH	4,386	(2,725)
CASH AT BEGINNING OF THE YEAR	2,011	4,736

CASH AT END OF THE YEAR	6,397	2,011

Cash paid during the period for interest expense, net of capitalized interest	4,055	3,570
Cash paid during the period for income taxes	2,370	1,595

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Exchange of assets to offset payables	(158)	(54)

The accompanying notes are an integral part of these consolidated financial statements.

F-7

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The Cephalosporin Division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs. Downstream API products include Ceftazidime (crude powder), Cefotaxime (crude powder & sterilized bulk) and Cefuroxime (sterilized bulk). Formulated finished products include thirty-three dosage forms from eleven different types of cephalosporin powder for injection.

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

During the year ended December 31, 2009, Beijing Weixiang Bio-tech Co. Ltd. (“Beijing Weixiang”), a wholly owned subsidiary incorporated in China, was dissolved. The net assets of $651,000 were transferred to Shanxi Weiqida Pharmaceutical Co., Ltd (“Shanxi Weiqida”), another wholly owned subsidiary incorporated in China. Beijing Weixiang was established in 2005 and the core business was to research and develop new products. During the year ended December 31, 2009, the Company decided to centralize its research and development function in Shanxi Weiqida and dissolve Beijing Weixiang.

F8

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(B) Basis of presentation and accounting policies

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiaries: Oriental Wave Holding Limited (“Oriental Wave”) (incorporated in the British Virgin Islands), Shanxi Weiqida Pharmaceutical Co., Ltd. (“Shanxi Weiqida”) (incorporated in China), Beijing Weixang Bio-tech Co. Ltd.(“Beijing Weixiang”) (incorporated in China and dissolved in 2009 (Note 1 (A)), Allwin Newtech Ltd. (incorporated in the British Virgin Islands), Sanhe Kailong Bio-pharmaceutical Co., Ltd. (incorporated in China), Nanjing Huaxin Bio-pharmaceutical Co. Ltd. (“Huaxin”) (incorporated in China), Allwin Biotrade Inc. (incorporated in the British Virgin Islands) and Dragon Pharmaceuticals (Canada) Inc. (incorporated in Canada). All significant inter-company balances and transactions have been eliminated upon consolidation.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has a working capital deficiency of $53 million as at December 31, 2009.

In addition, the Company has acquired a land use right for a piece of land located in the suburban area of Datong, China, to build a new 7-ACA and a new Clavulanic Acid production facilities with expanded capacities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities which are expected to be completed by the end of 2010. The government of city of Datong has indicated that it would compensate the Company in the amount of $36 million as an incentive to move the existing 7-ACA and Clavulanic Acid production facilities to the new location (Note 4). As a result, the Company anticipates that it will need to raise $64 million to build the two new facilities. .

On March 26, 2010, the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Limited, Datong Investment Inc., a wholly owned subsidiary of Chief Respect Limited, and Mr. Yanlin Han, the Company’s Chairman, Chief Executive Officer and largest shareholder. Chief Respect Limited is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share in cash. Consummation of the merger is condition upon a number of items (Note 21). If the merger is consummated, Mr. Han will be responsible for, among other thing, providing for the financing and relocating the new production facilities.

In the event that the merger is not consummated, the Company plans to seek additional equity through the conversion of some of its liabilities and expects to raise funds through private placements in order to support existing operations and finance the two new production facilities. The Company has also significantly increased production levels which is expected to generate additional cash flow under contracted supply agreements. In addition, the Company intends to continue to renegotiate and extend loans, as required, when they become due, as has been done in the past. Subsequent to December 31, 2009, the Company successfully refinanced its loans due in January 2011 amounting to $5,412,000 (RMB37 million) (Note 10). There is no assurance that additional funds will be available for the Company on acceptable terms, if at all, or that the Company will be able to negotiate and extend the loans.

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

F9

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

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

(D) Accounting Standards Codification

The Company has applied the Accounting Standards Codification (the “ASC”) approved by the Financial Accounting Standards Board (the “FASB”) as the source of authoritative generally accepted accounting principles (GAAP).

(E) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. There was no cash equivalent as of December 31, 2009 and 2008.

(F) Accounts Receivable

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

(G) Investments

The Company’s investment in a private company represents less than 1% of the total equity of the private company as of December 31, 2009. The investment is carried at cost and written down to estimated fair market value when indications exist that this investment has other than temporarily declined in value. No write downs have been recorded to date.

(H) Inventories

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

F10

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(I) Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Interest costs that are attributable to the acquisition, construction or production of property and equipment that take a substantial period of time to get ready for its intended use are capitalized as part of the cost. No interest was capitalized during the years ended December 31, 2009 and 2008.

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

(J) Intangible Assets

Intangible assets represent production technology, licenses and permits for the production and sales of pharmaceutical products in China and are amortized on a straight-line basis over a period of ten years. Intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is determined using a discounted cash flow analysis.

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

(L) Shipping and handling costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to customer locations are recorded as selling expenses. Shipping and handling costs were $2,153,000 and $1,794,000 for the years ended December 31, 2009 and 2008, respectively.

F11

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(M) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $6,000 and $25,000 for the years ended December 31, 2009 and 2008, respectively.

(N) Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditures on research and development for the years ended December 31, 2009 and 2008 were $240,000 and $1,277,000, respectively.

(O) Income Taxes

The Company accounts for income taxes under ASC topic 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC 740 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements.

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

(P) Foreign Currency Translation

Shanxi Weiqida, Huaxin and Dragon Pharmaceuticals (Canada) Inc. maintain their accounting records in their functional currencies (Renminbi Yuan and Canadian dollar, respectively), however, the Company’s reporting currency is U.S. dollars. In accordance with guidance now incorporated in ASC Topic 830 (formerly FAS 52),the financial statements of the Company’s subsidiaries having a functional currency other than US dollars are translated into United States dollars using period end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income. Foreign currency exchange gains and losses on transactions occurring in a currency other than the Company’s functional currency are included in the determination of net income in the period.

F12

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(Q) Other Comprehensive Income

The Company has adopted ASC Topic 220, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing comprehensive income in its Consolidated Statement of Operations and accumulated other comprehensive income in its Statement of Stockholders' Equity. Comprehensive income comprises all changes in equity for the period except those resulting from investments by owners and distributions to owners.

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

The Cephalosporin Division operates the production and sales of 7-ACA, its downstream APIs and cephalosporin formulated finished drugs. 7-ACA is a core intermediate for over 50 cephalosporin downstream API and formulated finished drugs. Downstream API products include Ceftazidime (crude powder), Cefotaxime (crude powder & sterilized bulk) and Cefuroxime (sterilized bulk). Formulated finished products include thirty-three dosage forms from eleven different types of cephalosporin powder for injection.

(S) Earnings Per Share

Earnings per share (“EPS”) is calculated in accordance with ASC topic 260. Basic EPS is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive stock options were exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

(T) Government Grants and Deferred Revenue

The Company received grants from federal and provincial governments. Government grants are recognized only when there is reasonable assurance that the Company will comply with any conditions attached to the grant and the grant will be received.

A grant relating to current expenditures is reported separately as 'other income' in the period in which the grant is earned and the expenditures have been incurred. An earned grant relating to capital assets is recorded as deferred revenue and amortized to income on a straight-line basis as the asset is depreciated.

F13

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(U) Stock Based Compensation

Effective January 1, 2006, the Company has adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Results for prior periods have not been restated.

(V) Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, investments, amounts due to related parties and loans and other payables approximates their fair value, due to the nature of these instruments.

There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009.

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

(W) Subsequent Event

The Company has adopted ASC Topic 855 “Subsequent Events”, which establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure until March 29, 2010, the date the financial statements were available to be issued.

F14

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

(X) Recent Accounting Pronouncements

In June 2009, the FASB amended ASC 860, (formerly SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140). ASC 860 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC 860 in fiscal 2010. We do not expect that the adoption of ASC 860 will have a material impact on our financial statements.

In June 2009, the FASB amended ASC 810 (formerly SFAS No.167, Amendments to FASB Interpretation No. 46). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We will adopt ASC 810 in fiscal 2010. We do not expect that the adoption of ASC 810 will have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance was effective for us January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.

In January 2010, the FASB issued new standards in the ASC 820, Fair Value Measurements and Disclosures, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not anticipate that this update will have a material impact on our consolidated financial statements.

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and December 31, 2008 consisted of the following:
	December 31, 2009	December 31, 2008
	($‘000)	($‘000)
Trade receivables	19,353	9,957
Receivable from government *	3,593	-
Other receivables	1,268	1,316
Less: allowance for doubtful accounts	(161)	(774)

Accounts receivable, net	24,053	10,499

F15

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

For the year ended December 31, 2009, the Company recorded a provision for doubtful accounts of $67,000 in the Consolidated Statements of Operations compared to $22,000 for the year ended December 31, 2008.

As at December 31, 2009, accounts receivable of $2,779,000 is pledged as collateral for $2,779,000 (RMB19 million) loans payable (Note 10) and accounts receivable of $1,040,000 is pledged as collateral for $1,040,000 (RMB7.1 million) notes payable facility (Note 11).

* The Company’s current 7-ACA and Clavulanic Acid production facilities are near their maximum capacity. Since 2007, the Company has been actively exploring additional business opportunities which may involve an investment in a new production campus. In this regard, the Company paid the deposits of $3,751,000 (RMB25.7 million) to the land bureau and various contractors for possible land and construction costs in 2007 and the balance was recorded as other assets as at December 31, 2008 (Note 6). During the year ended December 31, 2009, the local government re-organized city development plan and decided to arrange another land location to the Company (Note 4). The Government agreed to reimburse $3,593,000 (RMB24.5 million) to the Company for the costs incurred. Prepayment of $175,000 (RMB1.2 million) to a subcontractor was used for the construction of new production facilities. The Company received $1,462,000 (RMB10 million) from the government in March 2010, and the remaining balance is expected to be received by the end of the year.

NOTE 3    INVENTORIES

Inventories at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
	($‘000)	($‘000)
Raw materials	8,283	8,375
Work-in-progress	8,103	8,049
Finished goods	4,516	9,927
	20,902	26,351
Less: provision	(362)	(591)
	20,540	25,760

As at December 31, 2009 and 2008, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $362,000 and $591,000 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

NOTE 4    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2009 and 2008:
	December 31, 2009
		Accumulated	Net Book
	Cost	Depreciation	Value
		/Provision for
		impairment
	($‘000)	($‘000)	($‘000)
Plant and equipment	100,385	32,858	67,527
Land use rights and buildings	26,973	1,954	25,019
Motor vehicles	971	363	608
Furniture and office equipment	3,900	2,639	1,261
Construction in progress *	25,313	998	24,315
	157,542	38,812	118,730

F16

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

	December 31, 2008
		Accumulated	Net Book
	Cost	Depreciation	Value
	($‘000)	($‘000)	($‘000)
Plant and equipment	85,848	23,454	62,394
Land use rights and buildings	19,718	1,490	18,228
Motor vehicles	860	330	530
Furniture and office equipment	3,470	2,154	1,316
Construction in progress	12,097	-	12,097
	121,993	27,428	94,565

Depreciation expense for the years ended the December 31, 2009 and 2008 was $ 10,440,000 and $7,875,000 respectively. Plant and Equipment with a net book value of $25.6 million is pledged as collateral for $10 million in loans payable (Note 10).

During the year ended December 31, 2009, certain assets that were previously under construction and included in construction in progress, were completed and accordingly transferred to plant and equipment. Assets completed and acquired during the years ended December 31, 2009 and 2008 included

	2009	2008
	($'000)	($'000)
7-ACA and bulk drugs production facilities	6,960	12,120
Formulation drugs production facility	860	131
Clavulanic acid production line	2,999	1,402
Utility facilities and office building	4,506	2,603
Assets completed	15,325	16,256
Assets acquired from Tongling (Note 8)	7,008	5,408
Assets completed and acquired	22,333	21,664

* The balance of construction in progress as at December 31, 2009 represents capital expenditures $4,968,000 for new plant, $9,304,000 for expansion of 7-ACA facility, $8,418,000 for utilities facilities and $2,623,000 for office building. The government of the city of Datong has intention to acquire the office building and compensate $1,625,000 for the building cost. The Company recognized a provision of $998,000 in other expenses for the year ended December 31, 2009.

The Company has acquired a land use right for a piece of land located in the suburban area of the city of Datong to build a new 7-ACA and a new Clavulanic Acid production facilities with expanded capacities. It is the management’s current estimate that a capital expenditure of $100 million will be required for these two new facilities which are expected to be completed by the end of 2010 (Note 1(B)). As at December 31, 2009, the total spending for these new production facilities was $12,118,000, including $4,968,000 (RMB34 million) recorded in construction in progress and $7,150,000 (RMB49 million) recorded in other assets (Note 6).

F17

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

Regarding the existing 7-ACA and Clavulanic Acid production facilities, the government of the city of Datong has indicated that it would fully compensate the Company as an incentive to move to the new location. The estimated relocation compensation is $36 million, including fixed assets (cost of land used right, building and fixtures) that cannot be relocated. The Company does not expect any loss from the relocation. Final agreement has not signed with the government. The Company received $16,673,000 (RMB114 million) and $5,850,000 (RMB40 million) advance of the compensation from the government as at December 31, 2009 and in March 2010, respectively (Note 9).

NOTE 5    INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	($'000)	($'000)
Product licenses and permits	2,735	1,707
Production technology	3,096	-
Less: accumulated amortization	(587)	(204)
	5,244	1,503
Provision for impairment loss	(972)	-
	4,272	1,503

Amortization expense for the years ended December 31, 2009 and 2008 was $408,000 and $157,000 respectively. Amortization expense over the next five years will be approximately $486,000 per year.

During the year ended December 31 2009, the Company acquired licenses and permits for nine bulk drugs for a total amount of $1,023,000 (RMB7 million) (Note 8) , and production technology for clavulanic acid and 7ACA for a total amount of $3,096,000. The balance will be amortized on a straight-line basis over a period of ten years.

In accordance with the estimated future cash flows, the carrying amount of product licences permits for formulation drugs are not recoverable, impairment loss of $972,000 was recognized as other expenses during the year ended December 31, 2009.

NOTE 6    OTHER ASSETS

	December 31, 2009	December 31, 2008
	($'000)	($'000)
Prepayment for construction & equipment *	7,348	-
Deposit for land and constructions costs **	-	3,751
Total	7,348	3,751

* The balance as at December 31, 2009 represents prepayment of $7,150,000 for construction and equipment related to the new production facilities (Note 4), and $198,000 for equipment for Clavulanic acid facility.

** See Note 2.

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

F18

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

The Company received $525,000 of the amount receivable from the buyer of the biotech division in 2007, and the remaining balance of $1,613,000 was received in 2008.

The operations of the biotech division have been reclassified and are presented in the consolidated financial statements as discontinued operation. A summary of such discontinued operation of the biotech division is as follows:

	2009	2008
	($'000)	($'000)
Net sales	-	2,146
Cost of sales	-	842
Gross Profit	-	1,304
Operating and other expenses	-	(233)
Income before taxes	-	1,071
Income tax expense	-	(268)
Income from discontinued operation	-	803

NOTE 8    ACQUISITION OF TONGLING

As at June 30, 2009, the Company executed an agreement with Aurabindo Tongling (Datong) Pharmaceutical Ltd. (“Tongling”), an unrelated third party, to acquire plant and equipment and nine bulk drugs product licenses with a total amount of $8,032,000. The Company had leased the production plant from Tongling from December 2007 to June 30, 2009. The plant has a 84,000 square feet manufacturing facility with a production line for cephalosporin powder for injection. This plant facility also includes several workshops for other crude sterilized bulk drugs for cephalosporin antibiotics. As a result of the acquisition, the Company has expanded its facility to produce more bulk drugs to meet growing demand of the China market.

F19

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

Tongling had no purchasing and sales functions since 2007 when it leased its production facility to the Company. The acquisition did not involve equity and legal form transfer, and there was no liability assumed in this acquisition.

The following table summarizes the consideration paid for the acquisition and the preliminary determination of the fair value of assets acquired at the acquisition date:

($'000)
Consideration
Cash	8,032
Acquisition-related costs was minor, and recorded in general and administrative expenses
Recognized amount of identifiable assets
Land used rights and buildings	3,309
Equipment	3,595
Motor vehicles	104
Total fixed assets	7,008
Intangible assets – nine bulk drugs product licenses	1,024
Total identifiable net assets	8,032
Goodwill	-
8,032

For the year ended December 31, 2008, the Company acquired equipment of $5,408,000 from Tongling for bulk drugs production facility.

NOTE 9    OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008
	($'000)	($'000)
Long-lived assets payable	19,232	11,582
Non-interest bearing demand loans	5,149	1,715
Advance of government grants *	1,996	1,897
Advance from government for relocation **	16,673	4,814
Payable to a stockholder***	145	-
Accrued expenses	2,625	2,656
Value added tax payables	834	45
Income taxes payable	1,707	388
Other taxes payable	993	1,098
Deposits received from customers	1,702	2,085
	51,056	26,280

* The Company received $95,000 (RMB 650,000) in 2009 and $2,187,000 (RMB16 million) in 2007 of government grants relating to the construction of a water treatment facility. According to an approval of expenditure of the project from the local provincial government in 2008, the Company reclassified $438,000 (RMB3 million) to deferred revenue and recognized on a straight-line basis as the assets is depreciated over 10 years (Note 12). Upon receipt of final approval of the completed project, the remaining balance of $1,996,000 (RMB13,650,000) will be reclassified as deferred revenue and recognized on a straight-line basis as the asset is depreciated.

F20

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

** During the years ended December 31, 2009 and 2008, the Company received land relocation compensation of $11,843,000 (RMB81 million) and $4,739,000 (RMB33 million) from the government of the city of Datong. In March 2010, the Company received $5,850,000 (RMB40 million) land relocation compensation from the government (Note 4). As the occurrence and date of relocation has not been determined, the amounts have been classified as other payable and accrued liabilities.

*** This balance bears no interest and was paid off in February 2010 (Note 19).

NOTE 10    LOANS PAYABLE

	December 31, 2009	December 31, 2008
	($'000)	($'000)
RMB11.68 million loan payable to an unrelated third party, non-interest bearing and uncollateralized, due March 2009.	-	1,704

RMB65 million loan payable to an unrelated third party, interest rate of 8.316% and uncollateralized, due September 2009.	-	9,483

RMB5.67million loan payable to a bank, interest rate of 6.696% per annum, collateralized by equipment with a net book value of $3.2 million due December 2009	-	827

RMB10 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by property and equipment with a net book value of $1.8 million, due January 2010 . The loan was renewed in January 2010 and due January 2011	1,463	-

RMB10 million loan payable to a bank, interest rate of 6.318% per annum, collateralized by property and equipment with a net book value of $1.8 million, due January 2010. The loan was renewed in January 2010 and due January 2011	1,463	-

RMB20 million loan payable to a bank, interest rate of 5.841% per annum, guaranteed by a related party, due January 2010. The loan was repaid in January 2010, and RMB17 million was loaned from the same bank due February 2011	2,925	-

RMB2.5 million loan payable to a bank, interest rate of 6.804% per annum, guaranteed by an unrelated third party, due April 2010 (Note 16(B))	366	496

RMB19 million loan payable to a bank, interest rate of 5.103% per annum, collateralized by accounts receivable of $2,799,000, due June 2010 (Note 2).	2,779	-

F21

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010	2,925	2,918

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010*	2,925	2,918

RMB20 million loan payable to an unrelated third party, interest rate of 9.828% and uncollateralized, due June 2010**	2,925	-

RMB36 million loan payable to a bank, interest rate of 10.458% per annum, guaranteed by an unrelated third party, due October 2010	5,265	5,252

RMB15 million loan payable to an unrelated third party, interest rate of 7.965% and uncollateralized, due November 2010***	2,194	2,189

RMB48.8 million loan payable to a bank, interest rate of 6.903% per annum, collateralized by equipment with a net book value of $22 million, due December 2010	7,137	7,630

RMB17 million loan payable to an unrelated third party, interest rate of 7.965% and uncollateralized, due July 2011	2,486	-

RMB10 million loan payable to an unrelated third party, interest rate of 9.558% and uncollateralized, due December 2011	1,463	-

RMB50 million loan payable to a bank, interest rate of 7.02% per annum, guaranteed by an unrelated third party, due September 2011 (Note 16(B))	7,313	8,024

	43,629	41,441
Less: current maturities	32,367	20,870
	11,262	20,571

Maturities are as follows:
	Fiscal year ended December 31,
	2010	32,367
	2011	11,262
		43,629

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

F22

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

** The Company has guaranteed the third party to obtain a bank loan of $2,925,000 (RMB20 million) due June 2010. Interest on the loan is charged at 9.828%. The third party loaned the $2,925,000 to the Company and charged the same interest rate at 9.828%.

*** The Company has guaranteed the third party to obtain a bank loan of $2,925,000 (RMB20 million) due November 2010, interest on the loan is charged at 7.965%. The third party loaned $2,194,000 (RMB15 million) to the Company and charged the same interest rate at 7.965% (Note 16 (B)).

NOTE 11    NOTES PAYABLE

The Company has a banking facility whereby the Company has issued several non-interest bearing notes payables to several vendors totalling $1,462,000 (RMB10 million) and a letter of credit of $113,000 (RMB773,000) to an overseas supplier as at December 31, 2009 (2008: $2,918,000 (RMB20 million)). The notes will be due in March 2010 and the term for letter of credit is six months. These notes and letter of credit are collateralized by $1,577,000 of bank deposits that may only be used to repay the notes and letter of credit.

The Company also entered into an agreement in 2009 with a bank providing a facility whereby the Company has issued several non-interest bearing notes to several vendors with a total amount of $1,040,000 (2008: $2,918,000). The notes are guaranteed by the bank and which can be provided to suppliers to guarantee payment for purchases. The bank charged a fee of 0.05% on the total amount of each promissory note issued. The facility was collateralized by accounts receivable of $1,040,000 (Note 2). These notes will be due in May 2010.

NOTE 12    DEFERRED CREDIT

Deferred credit consisted of the following as of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
	($'000)	($'000)
Deferred credit	438	438
Less: accumulated amortization	(87)	(44)
	351	394

The Company received government grants of $438,000 (RMB3 million) from provincial government relating to the construction of a water treatment facility in 2007. The Company obtained the final approval from the government that the Company has complied with all conditions attached to the grant in 2008. $438,000 was recorded as deferred revenue and recognized as other income on a straight-line basis as the asset is depreciated over ten years (Note 9 and Note 14(A)).

NOTE 13    SEGMENTS

The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on gross profit. All sales by division were to external customers (Note 20). Sales relating to the cephalosporin division’s 7-ACA product represented approximately 23.78% of the total sales for the year ended December 31, 2009 (2008: 32.67%). Substantially all of the Company’s assets are located in China. The following is a summary of the Company’s segment information for the years ended December 31, 2009 and 2008 and as of December 31, 2009 and December 31, 2008.

F23

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

	Cephalosporin	Penicillin
	Division	Division	Total
	($'000)	($'000)	($'000)
2009
Sales	112,996	52,776	165,772
Gross profit	15,065	15,306	30,371
Depreciation and amortization	8,814	2,034	10,848
Additions to long-lived assets	30,894	8,906	39,800
As at December 31, 2009
Intangible assets	1,463	2,809	4,272
Total assets allocated to reportable segments including
intangible assets	134,306	44,358	178,664
Cash and restricted cash			7,974
Consolidated total assets			186,638

2008
Sales	103,775	48,172	151,947
Gross profit	15,757	8,790	24,547
Depreciation and amortization	6,233	1,799	8,032
Additions to long-lived assets	25,398	1,273	26,671
As at December 31, 2008
Intangible assets	1,503	-	1,503
Total assets allocated to reportable segments including
intangible assets	108,298	35,143	143,441
Cash and restricted cash			4,934
Consolidated total assets			148,375

Geographical segments information is as follow:
	2009	2008
	($’000)	($’000)
Sales
- China	133,641	125,755
- India	26,468	21,052
- Other	5,663	5,140
	165,772	151,947
Total assets
- China	186,414	148,208
- Other	224	167
	186,638	148,375

F24

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

NOTE 14    OTHER INCOME

(A) Government grants

During the year ended December 31, 2009, Shanxi Weiqida, a wholly-owned subsidiary of the Company, applied for, and received, non-refundable grants of $526,000 (2008: $342,000) from the government of China for bringing in investment and new technology to the city of Datong, Shanxi Province, China. During the year ended December 31, 2009 and 2008, the Company recognized amortization income of $44,000 and $43,000 of government grants related to the construction of a water treatment facility, respectively (Note 12).

(B) Subsidies for employee benefit

During 2007, Shanxi Weiqida received subsidies of $1,370,000 from the government of China for mandated employee benefit contributions for the period from July 2005 to June 2008. These subsidies were deposited directly into the employee’s social benefit and insurance accounts, $0 and $420,000 was recognized as other income for the years ended December 31, 2009 and 2008, respectively.

NOTE 15    EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
In thousands of US Dollars ($,000) except share and per share data
Income from continuing operations	8,257	6,021
Income from discontinued operations	-	803
Net Income	8,257	6,824

Weighted average shares used to compute basic EPS	67,066,418	66,867,818
Dilutive effect of stock options	738,248	1,528,798
Weighted average shares used to compute diluted EPS	67,804,666	68,396,616
Basic EPS
- from continuing operations	0.12	0.09
- from discontinued operations	0.00	0.01
- net income	0.12	0.10
Diluted EPS
- from continuing operations	0.12	0.09
- from discontinued operations	0.00	0.01
- net income	0.12	0.10

For years ended December 31, 2009 and 2008, diluted weighted average number of shares outstanding include the dilutive effect of stock options of 4,690,000 and 7,790,000, respectively, and exclude the anti-dilutive effect of stock options of 5,070,000 and 1,970,000, respectively.

F25

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

NOTE 16    COMMITMENTS AND CONTINGENCIES

(A) Employee Benefits

The full time employees of Shanxi Weiqida are entitled to employee benefits including medical care, worker compensation, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries. The total provision for such employee benefits was $1,315,000 and $914,000 for the years ended December 31, 2009 and 2008, respectively. The Company is required to make contributions to the plans out of the amounts accrued for medical and pension benefits. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B) Loan Guarantees (Note 10)

The Company has issued a guarantee to a bank as collateral for loans to a third party vendor of $8,044,000 (RMB55 million) due February 2010. Interest is charged at 8.19%. The loan was repaid by the vendor in February 2010. The potential liability of the Company was released. The vendor provided a guarantee to the Company to obtain a bank loan of $7,313,000 (RMB50 million) due September 2011 (Note 10).

The Company has guaranteed a bank loan to a supplier in the amount of $2,194,000 (RMB15 million), due in July 2010. Interest on the loan is charged at 7.434% and the bank has the right to seek settlement from the Company for payment should the supplier fail to repay the loan. There is no recourse or possible recovery for the Company should the supplier default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $2,278,000 (RMB 15.57 million). The Company provided the guarantee to the supplier to maintain a good business relationship.

The Company has issued a guarantee to a bank as collateral for loans to a third party vendor of $2,486,000 (RMB17 million) due September 2011 and $3,949,000 (RMB27 million) due October 2011. Interest is charged at 9.072%. The bank has the right to seek settlement from the Company for payment should the third party vendor fail to repay the loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $7,478,000 (RMB51.13million). The vendor also provided a guarantee to the Company to obtain a bank loan of $366,000 (RMB2.5 million) due April 2010 (Note 10).

The Company has guaranteed a third party to obtain bank loans of $2,925,000 (RMB20 million) due November 2010, interest on these loans is charged at 7.965%. The third party loaned $2,194,000 (RMB15 million) to the Company and charged the same interest rate at 7.965%. The Company has booked $2,194,000 (RMB15 million) as a liability as at December 31, 2009 (Note 10). The remaining balance of $731,000 (RMB5 million) was used by the third party and the maximum potential amount of future payments (undiscounted) that the Company could be required to make is $780,000 (RMB 5.3 million). This third party has pledged certain property and equipment to the Company as collateral for this guarantee.

The Company has issued a guarantee of $2,925,000 (RMB20 million) to a bank as collateral for a loan to a related party, whose director is also a stockholder of the Company, due in August 2011. Interest on the loan is charged at 6.3% and the bank has the right to seek settlement from the Company for payment should the related party fail to repay the loan. There is no recourse or possible recovery for the Company should the related party default on its bank loan. The maximum potential amount of future payments (undiscounted) that the Company could be required to make is $3,225,000 (RMB 22 million).

F26

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

As of December 31, 2009, there were no claims pending against any of the above loans that the Company guarantees.

(C) Capital Commitments

According to the approval of the Business Bureau of Shanxi province on December 12, 2007, the total registered capital to Shanxi Weiqida, increased from $29,250,000 (RMB200 million) to $58,500,000 (RMB400 million). The Company is required to contribute the additional registered capital of $29,250,000 (RMB 200 million) by paying cash of $15,503,000 (RMB106 million) and transferring $13,747,000 (RMB94 million) of retained earnings of Shanxi Weiqida within three years from November 20, 2007. For the years ended December 31, 2009 and 2008, the Company transferred $0 and $6,104,000 (RMB45 million) of retained earnings of Shanxi Weiqida to registered capital of Shanxi Weiqida, respectively (Note 17(A)). As at December 31, 2009, the Company has capital commitment of $15,503,000 (Rmb106 million) to Shanxi Weiqida.

(D) Operating Leases

The Company has commitments related to operating leases for property which require the following payments for each year ending December 31:

($’000)
2010	163
2011	105
2012	49
317

The rent expense for the years ended December 31, 2009 and 2008 was $683,000 and $1,637,000, respectively

(E) Other Commitments

Capital expenditure contracted for but not yet incurred as at December 31, 2009 was $3,081,000.

NOTE 17    STOCKHOLDERS’ EQUITY

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

F27

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

In order to fulfil Shanxi Weiqida’s additional registered capital requirement, the Company transferred $0 and $6,104,000 of retained earnings of Shanxi Weiqida to registered capital during the years ended December 31, 2009 and 2008. As at December 31, 2009 and 2008, Shanxi Weiqida has paid in capital of $36,983,000 (RMB294 million) and $36,983,000 (RMB 294 million), respectively (Note 16 (C)).

During the years ended December 31, 2009 and 2008, the Company appropriated reserves of $1,282,000 and $820,000, respectively, and staff welfare fund of $10,000 and $7,000, respectively, based upon the respective year’s net income.

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

During the year ended December 31, 2008, a director of the Company exercised 200,000 stock options at a price of $0.68. Pursuant to the share purchase agreement, dated September 11, 2004 and the escrow agreement, dated January 12, 2005 (the “Agreements”), the Company released 431,911 shares from escrow to the former shareholders of Oriental Wave Holding Limited. The Agreements related to the acquisition of Oriental Wave Holding Limited and provided for the release of the escrowed shares if certain stock options outstanding at the date of acquisition were exercised prior to the expiry dates. As the release of the escrowed shares did not change the original purchase price, no value was ascribed to the common shares. As at December 31, 2009, no escrowed shares remain outstanding.

During the year ended December 31, 2008, a former employee of the Company exercised 60,000 stock options at a price of $0.51.

The following table summarizes stock options information for the years ended December 31, 2009 and 2008:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2007	9,975,000	$0.71
Granted	170,000	$0.75
Exercised	(260,000)	$0.64
Expired	(75,000)	$0.68
Forfeited	(50,000)	$0.87
Options outstanding at December 31, 2008	9,760,000	$0.71
Options Outstanding at December 31 2009	9,760,000	$0.71

F28

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

Options Outstanding				Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life	Price	Exercisable	Life	Price
$0.51 - $0.75	7,960,000	0.53	$0.60	7,935,000	0.53	$0.60
$1.18	1,800,000	0.03	$1.18	1,800,000	0.03	$1.18
	9,760,000	0.44	$0.71	9,735,000	0.44	$0.71

The Company recorded stock-based compensation expense of $46,000 for the year ended December 31, 2009 ($154,000 for the year ended December 31, 2008) related to stock options granted to directors and employees, which amounts are included in general and administrative expenses. The estimated fair value of stock options granted during the year ended December 31, 2008 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility – 81.51%; risk-free rate – 4.4%; expected average life of the options – 3 years; dividend yield – 0%. The Company estimated a 0% forfeiture rate by considering the historical employee turnover rates and expectations about the future, and will subsequently adjust compensation cost for differences between expectations and actual experience. The estimated fair value of the options granted during the year ended December 31, 2008 was $0.41 per share. The fair value of the options is being expensed on a straight-line basis over the vesting period of the options.

Aggregate intrinsic value of the Company’s stock options is calculated as the difference between the exercise price of the options and the quoted price of the common shares that were in-the-money. The aggregate intrinsic value of the Company's outstanding stock options as at December 31, 2009 and 2008 was $375,000 and $422,000, respectively. The estimated fair value of stock options vested during the years ended December 31, 2009 and 2008 was $106,000 and $145,000 respectively. There is approximately $1,000 of unrecognized compensation expense as of December 31, 2009 that is expected to be recognized over the next two months.

NOTE 18    INCOME TAXES

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

F29

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

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

	December 31, 2009	December 31, 2008
	($,000)	($,000)
Deferred tax assets /(liabilities)
Inventory	90	176
Deferred revenue	490	573
Long-term assets	32	(24)
Losses carried forward	2,731	2,577
Total deferred tax assets	3,343	3,302
Less: Valuation allowance	(2,902)	(2,831)
Net deferred tax assets	441	471
Less: deferred tax- current	90	176
Net deferred tax assets	351	295

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company has non-capital losses carried forward of approximately $1.6 million in Canada, expiring between 2010 and 2028. The Company also has non-capital losses carried forward of approximately $6.6 million in the US expiring between 2024 and 2029. Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	($,000)	($,000)

Income from operations before taxes	11,974	6,917
Statutory tax rate	35%	35%
Income tax expense at statutory tax rates	4,191	2,421
Foreign tax rate differential	(1,431)	(623)
Expenses not deductible (recovery) for income tax
purposes	499	(797)
Foreign tax refund	-	(1,163)
Change in valuation allowance and others	458	1,058
Income tax expense	3,717	896

Undistributed earnings of the Company’s non Canadian subsidiaries amounted to approximately $15,780,000 and $7,429,000 as of December 31, 2009 and 2008, respectively. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in ASC Topic 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

F30

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

During the years ended December 31, 2009 and 2008, Shanxi Weiqida applied for and received an income tax credit for reinvestment of $0 and $457,000 from the government of China, respectively. This credit is related to reinvestment of retained earnings of 2006 of $6,704,000 (RMB 49 million) to paid-in capital of 2007. These credits were recorded as a reduction of income taxes for the year ended December 31, 2008.

Shanxi Weiqida received tax credits of $0 and $706,000 from Chinese local tax authority for purchasing domestically manufactured equipment in 2009 and 2008, respectively. These credits were treated as a reduction of income taxes expense.

The effective income tax rate for Shanxi Weiqida for the years ended December 31, 2009 and 2008 was 27.8% and 11.8%, respectively.

NOTE 19    RELATED PARTY TRANSACTIONS

The Company supplied certain raw materials to a related party, whose director is also a stockholder of the Company, for which the Company charged $2,095,000 and $2,244,000 for the years ended December 31, 2009 and 2008, respectively. The Company also used this party as a contract manufacturer of certain cephalosporin products for which the party charged $62,000 and $431,000 for the years ended December 31, 2009 and 2008. The transactions were recorded at the exchange amount.

The balance arising from sales/purchase of goods and services are as follows:

	December 31, 2009	December 31, 2008
	($'000)	($'000)
a. Due from related parties
Due from a company whose director is also a stockholder and director of the Company	1,380	1,139
Less: current maturities	1,380	1,139
	-	-
b. Due to related parties
Due to a company whose director is also a stockholder and director of the Company	111	66
Less: current maturities	111	66
	-	-

The balances due from/to related parties bear no interest and are under normal trade repayment terms.

As at December 31, 2009, the Company had payable of $145,000 to a stockholder recorded in other payable. This balance bears no interest and was repaid in February 2010 (Note 9).

NOTE 20    CONCENTRATIONS AND RISKS

81% and 83% of the Company’s revenues for the years ended December 31, 2009 and 2008, respectively, were derived from customers located in China. During the years ended December 31, 2009 and 2008, the Company had sales of $26,468,000 and $21,052,000 respectively to customers in India, representing 16% and 14% respectively of the Company’s revenues for the years ended December 31, 2009 and 2008. Sales to the Company’s largest customer, a Cephalosporin Division customer, accounted for approximately 13% and 12% of the Company’s sales for the years ended December 31, 2009 and 2008, respectively. Amounts owing from one customer represented 16% of the Company’s trade receivables at December 31, 2009.

F31

DRAGON PHARMACEUTICAL INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
Expressed in US Dollars

The Company is exposed to the risk arising from changing interest rates. A detailed analysis of the Company’s Loans Payable, together with their respective interest rates and maturity dates, are included in Note 10.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at December 31, 2009, approximately US$7,756,000 of the cash and restricted cash (December 31, 2008: US$4,819,000) were held in Renminbi.

NOTE 21    SUBSEQUENT EVENT

On January 22, 2010, the Company announced that in a letter dated January 15, 2010, Mr. Yanlin Han, Chairman and CEO of the Company, has made a non-binding proposal to acquire all of the outstanding shares of the Company for a price of $0.80 per share. Dragon’s common stock quoted on OTCBB and traded on Toronto Stock Exchange closed at $0.60 per share and at CAD $0.63 per share, respectively, on January 22, 2010. Mr. Han is the largest shareholder of the Company owning 37.95% of the total outstanding shares. Mr. Han’s letter indicates that his proposal is conditioned upon satisfactory completion of due diligence, negotiation of definitive transaction documents, receipt of the requisite financing commitments and receipt of necessary board approval.

The Board of Directors of the Company has established a Special Committee of independent directors consisting of Peter Mak, Chairman, and Dr. Jin Li and Dr. Heinz Frey to act on behalf of Dragon Pharma with respect to consideration of the proposal and other strategic alternatives.

On March 26, 2010, the Company entered into an Agreement and Plan of Merger by and among, Chief Respect Limited, Datong Investment Inc., a wholly owned subsidiary of Chief Respect Limited, and Mr. Yanlin Han, the Company’s Chairman, Chief Executive Officer and largest shareholder. Chief Respect Limited is a Hong Kong corporation owned by Mr. Han. Under the terms of the Agreement and Plan of Merger, Mr. Han will acquire shares of Dragon common stock not owned by him for $0.82 per share in cash. The merger is expected to close in the second quarter of 2010 and is subject to certain closing conditions, including approval by Dragon Pharma’s shareholders, meeting certain requirements of the Toronto Stock Exchange, and other closing conditions set forth in the merger agreement. Under Florida law, the adoption of the merger agreement requires the affirmative vote of a majority of the outstanding shares entitled to vote. Under the rules of the Toronto Stock Exchange, the merger agreement must be approved by the holders of a majority of the outstanding shares entitled to vote, excluding the votes of those shares owned by Yanlin Han or any other “interested” shareholders.

F32

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-55794) pertaining to Stock Options Granted to Directors, Technical Advisors, and Employees under Stock Option Agreements of our report dated March 25, 2009, with respect to the consolidated financial statements of Dragon Pharmaceutical Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2009

Vancouver, Canada March 29, 2010	/s/ Ernst & young LLP Chartered Accountants

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:   March 31, 2010

/s/ Yanlin Han
Yanlin Han Chairman and Chief Executive Officer (Principal Executive Officer)

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date:  March 31, 2010

/s/ Garry Wong
Garry Wong, Chief Financial Officer (Principal Financial Officer)

Exhibit 32

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Dragon Pharmaceutical Inc., a Florida corporation (the “Company”), does hereby certify with respect to the Annual Report of the Company on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (the “Form 10-K”) that, to the best of their knowledge:

(1) the Form 10-K fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 31, 2010	/s/ Yanlin Han
Yanlin Han Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: March 31, 2010	/s/ Garry Wong
Garry Wong Chief Financial Officer (Principal Financial Officer)